Form 10-K
period 1995-09-30
MACC PRIVATE EQUITIES INC
filed 1995-12-28
CIK 923808

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                  FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OR 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

                                      or

/X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 0-24412

                          MACC PRIVATE EQUITIES INC.
              (Exact Name of Registrant as specified in Charter)

                    Delaware                           42-1421406
         (State or Other Jurisdiction               (I.R.S. Employer
               of Incorporation)                    Identification No.

       101 Second Street, S.E., Ste. 800                  52401
              Cedar Rapids, Iowa                       (Zip Code)

                        Registrant's Telephone Number
                     Including Area Code:  (319) 363-8249

         Securities Registered Pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
               Title of Each Class                   On Which Registered
               -------------------                  ----------------------
                      None                                   None

         Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO
                                               ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The agrregate market value of the registrant's common stock held by non-affiliates of the registrant as of November 30, 1995, was approximately $6,841,840 based upon the average bid and asked price for the registrant's common stock on that date. As of November 30, 1995 there were 996,539 shares of the registrant's common stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended September 30, 1995 are incorporated by reference into Parts II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 27, 1996, are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
             Page 1 of      .  Exhibit Index appears on pages 13.
                       -----

                                     Part I

          Item 1.  Business.

          General

              MACC Private Equities Inc. (the "Company") was formed as a Delaware corporation on March 3, 1994. It is qualified as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").

              The Company has two direct wholly-owned subsidiaries, MorAmerica Capital Corporation ("MorAmerica Capital") and MorAmerica Realty Services, Inc. ("MorAmerica Realty"), and one indirect wholly-owned subsidiary, Motel Services, Inc. ("Motel Services"), which is a wholly-owned subsidiary of MorAmerica Realty. As of September 30, 1995, MorAmerica Capital and MorAmerica Realty comprised approximately 82% and 0% of the Company's assets respectively. MorAmerica Capital is an Iowa corporation incorporated in 1959 and which has been licensed as a small business investment corporation since that year. It has also elected treatment as a BDC under the 1940 Act. MorAmerica Realty, an Iowa corporation incorporated in 1972, previously owned a motel which had been held for liquidation. Following the sale of the motel during fiscal year 1994, the activities of MorAmerica Realty and Motel Services have been limited to an orderly wind-up of affairs.

              The Company is the successor in interest to MorAmerica Financial Corporation ("MorAmerica Financial"). On
          February 19, 1993, MorAmerica Financial and its principal subsidiary, Morris Plan Liquidation Company ("Morris Plan"), filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Iowa, Cedar Rapids Division (the "Bankruptcy Court") (Case Nos. 93-10268LC and 93-10269LC, jointly administered). On December 28, 1993, the Bankruptcy Court confirmed the MorAmerica Financial and Morris Plan Amended Debtors' Joint Plan of Reorganization (the "Plan").

              Pursuant to the terms of the Plan, MorAmerica Financial was merged with and into the Company on February 15, 1995. The effective date of the Plan was set by the Company's Board of Directors as February 15, 1995, the date upon which all issued and outstanding shares of the Company's common stock were issued to creditors of the predecessor companies. The Company's common stock began trading on the NASDAQ SmallCap Market thereafter on March 2, 1995.

          The Company's Operation as a BDC

              As noted above, both the Company and its wholly-owned subsidiary, MorAmerica Capital, have elected treatment as BDCs under the 1940 Act. Under the 1940 Act, a BDC may not acquire any asset other than Qualifying Assets as defined under the 1940 Act, unless, at the time the acquisition is made, Qualifying Assets represent at least 70 percent of the value of the BDC's total assets. The principal categories of Qualifying Assets relevant to the business of the Company are the following:

              (1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An eligible portfolio company is defined in the 1940 Act as any issuer that:

                   (a) is organized under the laws of, and has its principal place of business in, the United States;

                   (b)  is not an investment company; and

                   (c) does not have any class of securities with respect to which a broker may extend margin credit.

              The Company's investment in all of the issued and outstanding common stock of MorAmerica Capital is also a Qualifying Asset under the 1940 Act.

              (2) Cash, cash items, government securities, or high quality debt securities maturing in one year or less from the time of investment.

              In addition, a BDC must have been organized (and have its principal place of business) in the United States for the purpose of making investments in the types of securities described in (1) above and, in order to count the securities as Qualifying Assets for the purpose of the 70 percent test, the BDC must make available to the issuers of the securities significant managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

              Under the 1940 Act, once a company has elected to be regulated as a BDC, it may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC unless authorized by vote of a majority, as defined in the

          1940 Act, of the Company's shares. In order to maintain their status as BDCs, the Company and MorAmerica Capital each must have at least 50% of their total assets invested in the types of portfolio companies described by Sections 55(a)(1) though 55(a)(3) of the 1940 Act. Accordingly, the Company and MorAmerica Capital may not withdraw their BDC elections or otherwise change their business so as to cease to qualify as BDCs without shareholder approval.

          Investments and Divestitures

              For the twelve months ended September 30, 1995, the Corporation made total investments of $4,082,089 in eight new portfolio companies and in follow-on investments in three existing portfolio companies. The Corporation's investment-level objectives on a consolidated basis call for new and follow-on investments of approximately $7,000,000 during fiscal year 1996.

              During the seven and one-half month period ended
          September 30, 1995, the Corporation received publicly traded common stock of Physicians Sales and Service, Inc. (NYSE: PSSI) in a pooling of interests with Taylor Medical, Inc. Also during the period, the Corporation received publicly traded common stock of the Arcadian Corporation (NYSE: ACA). The Arcadian Corporation stock is restricted through January, 1996. The Corporation recorded net gains of $4,048,500 from the sale of NorthWord Press, Inc. in December, 1994, and $2,644,958 from the sale of Diversified CPC International, Inc. in the first half of February, 1995.

          Item 2.  Properties.

              The Company does not own or lease any properties or other tangible assets. Its business premises and equipment are furnished by InvestAmerica Investment Advisors, Inc. (the "Investment Advisor"), the investment advisor to the Company.


          Item 3.  Legal Proceedings.

              The Company's wholly-owned subsidiary, Realty Services, is the defendant in a lawsuit filed in the Circuit Court of Tippecanoe County, Indiana, Seabolt v. MorAmerica Realty Services, Inc. d/b/a/ University Inn and University Inn. Until its sale in May, 1994, Realty Services owned and operated University Inn, a motel in West Lafayette, Indiana. This property had been acquired through a deed in lieu of foreclosure of a loan originally made by Morris Plan. The lawsuit alleges that a third party was served alcoholic beverages at a private reception at University Inn and was not refused service even though in an intoxicated state. The third party injured the plaintiff while driving in an alleged intoxicated condition. The plaintiff's petition does not contain a dollar amount of damages being sought.

              From inception until July 5, 1995, the lawsuit was defended on behalf of Realty Services by its Insurer, Beverage Retailers Insurance Company (the "Insurer"), under a Liquor Liability Insurance Policy. The policy provides a limit of liability of $1,000,000 for any one incident. On July 5, 1995, the Superior Court of Washington County, Vermont, entered an Order of Liquidation of the Insurer. Pursuant to this Order, the Insurer's liquidator is discontinuing defense of claims against policyholders. Any claim payable under the policy, including defense costs of Realty Services, will be a claim against the Insurer's liquidation estate.

              Realty Services has retained the counsel previously retained by the Insurer to continue representation of Realty Services in the litigation. Realty Services has also filed proofs of claim with the Insurer's liquidation estate for expenses of ongoing litigation and to cover a judgment or settlement, if any, in the litigation.

          Item 4.  Submission of Matters to a Vote of Security Holders

              There are no items to report.

          Executive Officers of the Registrant.

              The following table sets forth the names, ages and positions of the Company's Executive Officers as of December 15, 1995, as well certain other information with respect to such persons:

                                     Positions              Principal
                                   Currently Held       Occupations During
      Name                  Age   With the Company         Past 5 Years
      David R. Schroder       52    President           President
                                    Director            Secretary and a
                                    Secretary           Director of the
                                                        Investment
                                                        Advisor;
                                                        MorAmerica
                                                        Capital;
                                                        InvestAmerica
                                                        Venture Group,
                                                        Inc.;
                                                        InvestAmerica
                                                        N.D. Management,
                                                        Inc.; and
                                                        InvestAmerica
                                                        N.D., L.L.C.

          Robert A. Comey     49    Executive Vice      Director,
                                    President           Executive
                                    Director            Vice President,
                                                        Treasurer and
                                                        Assistant
                                                        Secretary of the
                                                        Investment
                                                        Advisor;
                                                        InvestAmerica
                                                        Venture Group,
                                                        Inc.;
                                                        InvestAmerica
                                                        N.D. Management,
                                                        Inc.; and
                                                        InvestAmerica
                                                        N.D., L.L.C.
                                                        Mr. Comey is also
                                                        a Director,
                                                        Executive Vice
                                                        President and
                                                        Treasurer of
                                                        MorAmerica
                                                        Capital.

          Kevin F. Mullane    40    Vice President      Vice President
                                                        and Director of
                                                        the Investment
                                                        Advisor; InvestAmerica
                                                        N.D. Management,
                                                        Inc. and InvestAmerica
                                                        N.D., L.L.C.  Mr.
                                                        Mullane is also Vice
                                                        President of MorAmerica
                                                        Capital.

          Steven J. Massey    36    Vice President      Vice President
                                                        and Director of
                                                        the Investment
                                                        Advisor;
                                                        InvestAmerica
                                                        N.D. Management,
                                                        Inc.; and
                                                        InvestAmerica
                                                        N.D., L.L.C.
                                                        Mr. Massey is
                                                        also Vice
                                                        President of
                                                        MorAmerica
                                                        Capital.

                                    PART II


          Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

              Information in response to this Item is incorporated by reference to the "Shareholder Information" section of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1995 (the "1995 Annual Report").

          Item 6.  Selected Financial Data.

              Information in response to this Item is incorporated by reference to the "Selected Financial Data" section of the 1995 Annual Report.

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

              Information in response to this Item is incorporated by reference to the "Management's Discussion and Analysis" section of the 1995 Annual Report.

          Item 8.  Financial Statements and Supplementary Data.

              Information in response to this Item is incorporated by reference to the Consolidated Financial Statements, notes thereto and report thereon contained in the 1995 Annual Report.

          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

              There are no items to report.


                                    PART III

          Item 10.  Directors and Executive Officers of the Registrant.

              Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the "Election of Directors" section and the subsection captioned "Section 16(a) Reporting Compliance" of the Company's definitive proxy statement in connection with its 1996 Annual Meeting of Stockholders, scheduled to be held on February 27, 1996 (the "1996 Proxy Statement"). Information in response to this Item also is included under the caption "Executive Officers of the Registrant" of this Report.

          Item 11.  Executive Compensation.

              Information in response to this Item is incorporated by reference to the subsection captioned "Compensation of Directors and Executive Officers" of the 1996 Proxy Statement.

          Item 12.  Security Ownership of Certain Beneficial Owners and
                     Management.

              Information in response to this Item is incorporated by reference to the subsection captioned "Stock Ownership of Certain Beneficial Owners" of the 1996 Proxy Statement.

          Item 13.  Certain Relationships and Related Transactions.

              The Company and MorAmerica Capital each have executed an Investment Advisory Agreement with the Investment Advisor.
          With respect to the Company, the Investment Advisory Agreement provides for a management fee payable to the Investment Advisor equal to 2.5% of assets under management. With respect to MorAmerica Capital, the management fee is equal to 2.5% of capital under management, not to exceed 2.5% of assets under management, plus $6,000 per month through January 31, 1995, which then decreases to $5,000 per month through September 30, 1998. In addition, the Investment Advisor is entitled to an incentive fee under both of the Investment Advisory Agreements equal to 13.4% of the net capital gains, before taxes, on portfolio investments and from the disposition of other assets or property managed by the Investment Advisor.

              Management fees under the Investment Advisory Agreements on a consolidated basis amounted to $380,982 for the seven and one-half months ended September 30, 1995, and $217,844 for the four and one-half months ended February 15, 1995. Incentive fees under the Investment Advisory Agreements on a consolidated basis amounted to zero for the seven and one-half months ended September 30, 1995, and $1,032,800 for the four and one-half months ended February 15, 1995. Total fees under the Investment Advisory Agreements on a consolidated basis for the seven and one-half month and four and one-half month periods amounted to $1,631,626.

              The Investment Advisor is owned by its four principal officers and directors, all of whom are also officers and/or directors of the Company. These individuals and their positions held with the Investment Advisor are:

                   Name                       Offices
                   ----                       -------
              David R. Schroder          Director, President and
                                         Assistant Secretary
              Robert A. Comey            Director, Executive Vice
                                         President, and Treasurer

              Kevin F. Mullane           Director, Vice President
                                         and Assistant Secretary
              Steven J. Massey           Director, Vice President
                                         and Assistant Treasurer


                                    PART IV

          Item 14.  Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K.

          (a)  Documents filed as part of this Report:

              1.   A.   The following financial statements are
                        incorporated by reference to the 1995 Annual
                        Report.

                   Consolidated Balance Sheet at September 30, 1995 Consolidated Statements of Operations for the seven and one-half months ended September 30, 1995, and the four and one-half months ended February 15, 1995
                   Consolidated Statements of Changes in Net Assets
                     (Deficit) for the seven and one-half months ended September 30, 1995, the four and one-half months ended February 15, 1995, and the year ended September 30, 1994
                   Consolidated Statements of Cash Flows for the seven
                     and one-half months ended September 30, 1995, and the four and one-half months ended February 15, 1995
                   Notes to Consolidated Financial Statements
                   Consolidated Schedule of Investments as of
                      September 30, 1995
                   Notes to the Consolidated Schedule of Investments

                   B. The Report of Independent Accountants with respect to the financial statements listed in A. above is incorporated by reference to the 1995 Annual Report.

              2. No financial statement schedules of the Company are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements and schedule of investments.

              3. The following exhibits are filed herewith or incorporated by reference as set forth below:

                   3.1*      Certificate of Incorporation of the Company.

                   3.2**     By-Laws of the Company.

                   4         See Exhibits 3.1 and 3.2.

                   10.1** Investment Advisory Agreement between the Company and InvestAmerica Investment
                             Advisors, Inc., dated October 1, 1994.

                   10.2** Investment Advisory Agreement between MorAmerica Capital Corporation and
                             InvestAmerica Investment Advisors, Inc., dated October 1, 1994.

                   13        1995 Annual Report to Stockholders.

                   21 Subsidiaries of the Company and jurisdiction of incorporation.

                   27        Financial Data Schedule

              *Incorporated by reference to the Company's Registration Statement on Form N-2, filed with the Commission on May 24, 1994 (File No. 33-79276).

              **Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form N-2, filed with the Commission on January 24, 1995 (File No. 33-79276).

          (b)      Reports on Form 8-K.

              1. On August 28, 1995, the Company filed a Report on Form 8-K with regard to its Management Letter, dated June 30, 1995, and mailed to shareholders on or about August 30, 1995. The Management Letter summarizes the Company's operations and financial position for the three months ended June 30, 1995.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 18, 1995.


                                  /s/ David R. Schroder
                                  -------------------------------
                                  David R. Schroder
                                  President and Secretary

              Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature                                  Date

          /s/ Paul M. Bass, Jr.                      December 18, 1995
          ----------------------------------
          Paul M. Bass, Jr.
          Chairman of the Board of Directors


          /s/ David R. Schroder                      December 18, 1995
          ----------------------------------
          David R. Schroder
          Director, President and Secretary


          /s/ Robert A. Comey                        December 18, 1995
          ----------------------------------
          Robert A. Comey
          Director, Executive Vice President
          and Treasurer


          /s/ Henry T. Madden                        December 18, 1995
          ----------------------------------
          Henry T. Madden
          Director


          /s/ John D. Wolfe                          December 18, 1995
          ----------------------------------
          John D. Wolfe
          Director


          /s/ Michael W. Dunn                        December 18, 1995
          ----------------------------------
          Michael W. Dunn
          Director


          /s/ James L. Miller                        December 18, 1995
          ----------------------------------
          James L. Miller
          Director


          5395A

                                 EXHIBIT INDEX


          Exhibit
          Number        Description                      Sequential Page

          3.1*          Articles of Incorporation
                        of the Company

          3.2**         By-Laws of the Company

          4             See Exhibits 3.1 and 3.2

          10.1**        Investment Advisory Agreement
                        between the Company and
                        InvestAmerica Investment Advisors,
                        Inc., dated October 1, 1994

          10.2**        Investment Advisory Agreement
                        Between MorAmerica Capital
                        Corporation and InvestAmerica
                        Investment Advisors, Inc.,
                        dated October 1, 1994

          13            1995 Annual Report to Stockholders

          21            Subsidiaries of the Company and
                        jurisdiction of incorporation

          27            Financial Data Schedule


              *Incorporated by reference to the Company's Registration Statement on Form N-2, filed with the Commission on May 24, 1994 (File No. 33-79276).

              **Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form N-2, filed with the Commission on January 24, 1995 (File No. 33-79276).


          5395A