Form 10-Q
period 1995-12-31
MACC PRIVATE EQUITIES INC
filed 1996-02-14
CIK 923808

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549



(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995
                               ---------------------------------------------
                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



For the transition period from                       to
                              -----------------------    -------------------
Commission file number    0-24412
                      ------------------------------------------------------

                          MACC Private Equities Inc.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                    42-1421406
--------------------------------------------        -------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
         or organization)                            Identification No.)

         101 Second Street S.E., Suite 800, Cedar Rapids, Iowa  52401
         ------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (319) 363-8249
             ---------------------------------------------------
             (Registrant's telephone number, including area code)

-----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


        Please indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             ------    ------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes    X     No
                          ------      ------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        At December 31, 1995, the registrant had issued and outstanding 996,539 shares of common stock.

                                 Page 1 of 16
                       Exhibit Index appears at page 13

                    MACC PRIVATE EQUITIES INC.

                              Index



PART I.       FINANCIAL INFORMATION

    Item 1.   Financial Statements                        Page
                                                          ----

              Condensed Consolidated Balance
              Sheets (Unaudited) at December 31,
              1995, and September 30, 1995. . . . . . . .    3

              Condensed Consolidated Statements of
              Operations (Unaudited) for the three
              months ended December 31, 1995, and the
              three months ended December 31, 1994. . . .    4

              Condensed Consolidated Statements
              of Cash Flows (Unaudited) for the three
              months ended December 31, 1995, and the
              three months ended December 31, 1994. . . .    5

              Notes to Condensed Consolidated
              Financial Statements. . . . . . . . . . . .    6

    Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations . . . . . . . . . . . . . . .    7


PART II. OTHER INFORMATION  . . . . . . . . . . . . . . .    9

    Item 1.   Legal Proceedings . . . . . . . . . . . . .    9

              Signatures. . . . . . . . . . . . . . . . .   12

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . .   13

                       PART 1 -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                    MACC PRIVATE EQUITIES INC.
                             Condensed Consolidated Balance Sheets
                                          (Unaudited)


                                          MACC Private           MACC Private
                                          Equities Inc.          Equities Inc.
                                          December 31,           September 30,
                                              1995                   1995
                                          -------------          -------------
           Assets
 Loans and investments in
   portfolio securities at market
   or fair value, cost of $10,773,499     $ 11,179,443            12,315,330
 U.S. treasury bills, at cost
   which approximates market                12,457,102            10,047,197
 Cash and cash equivalents                   2,482,388             1,808,430
 Receivables:
   Dividends and interest                      155,809               264,526
   Investment securities sold                  228,722             1,858,436
 Other assets, net                             469,545               700,466
 Deferred income taxes                       1,089,000             1,012,000
                                          ------------           -----------

     Total assets                         $ 28,062,009            28,006,385
                                          ============           ===========

     Liabilities and stockholders'
     equity

 Liabilities:
   Debentures payable net
     of discount                          $ 10,230,470            10,228,647
   Interest payable                            105,412               259,662
   Accounts payable and other
     liabilities                               263,913               335,955
                                          ------------           -----------

     Total liabilities                      10,599,795            10,824,264

 Stockholders' equity:
   Common stock, $.01 par value;
     2,000,000 shares authorized;
     996,539 shares issued                       9,965                 9,965
   Additional paid-in-capital               15,701,348            15,379,348
   Net investment (loss) income                (13,506)              103,653
   Net realized gain on investments          1,358,463             1,102,697
   Unrealized appreciation on investments      405,944               586,458
                                          ------------           -----------
     Total stockholders' equity             17,462,214            17,182,121

 Contingency (note 2)
                                          ------------           -----------
     Total liabilities and
       stockholders' equity               $ 28,062,009            28,006,385
                                          ============           ===========
 Net assets per share                     $      17.52                 17.24
                                          ============           ===========



 See accompanying notes to condensed consolidated financial statements.

                            MACC PRIVATE EQUITIES INC.
           Condensed Consolidated Statements of Operations (Unaudited)

                                 MACC Private            MorAmerica
                                 Equities Inc.           Financial Corp.
                                 (Successor Co.          (Predecessor Co.
                                 See Note 1)             See Note 1)
                                 Three months            Three months
                                 ended December          ended December
                                    31, 1995                31, 1994
                                 ------------------      ------------------


 Investment income:
   Interest                          $  327,492                  135,687
   Dividends                             46,510                   55,334
   Other                                  2,182                    1,269
                                     ----------                ---------
   Total income                         376,184                  192,290
                                     ----------                ---------
 Operating expenses:
   Interest                             220,844                  219,021
   Management fees                      157,517                  154,469
   Professional fees                     69,082                   65,770
   Other operating expenses              48,908                   28,116
   Change in provision for
     doubtful accounts                   (3,008)                     ---
                                     ----------                ---------
   Total operating expenses             493,343                  467,376
                                     ----------                ---------

   Investment expense net              (117,159)                (275,086)
                                     ----------                ---------
 Realized and unrealized
   gain on investments:
     Net realized gain on
       investments                      500,766                2,340,099
     Net change in unrealized
       appreciation on
       investments                     (180,514)                (243,129)
                                     ----------                ---------
   Net gain on investments
     before income taxes                320,252                2,096,970

   Income taxes                        (245,000)                     ---
                                     ----------                ---------
   Net gain on investments               75,252                2,096,970

   Net change in net assets
     from operations before
     reorganization item                (41,907)               1,821,884

 Reorganization item:
   Professional fees                        ---                   42,777
                                     ----------                ---------
   Net change in net
     assets from operations          $  (41,907)               1,779,107
                                     ==========                =========



 See accompanying notes to condensed consolidated financial statements.

                           MACC Private Equities Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                            MACC Private             MorAmerica
                                                            Equities Inc.            Financial Corp.
                                                            (Successor Co.           (Predecessor Co.
                                                            See note 1)              See note 1)
                                                            For the                  For the
                                                            three months             three months
                                                            ended                    ended
                                                            December 31,             December 31,
                                                               1995                     1994
                                                            ------------             --------------
Cash flows from operating activities:
  (Decrease) increase in net
    assets from operations                                 $   (41,907)               1,821,884

  Adjustments to reconcile the increase (decrease)
    in net assets from operations to
    net cash provided by (used in) operating activities:
      Reorganization item - professional
        fees                                                      ---                  (42,777)
      Change in provision for
        doubtful accounts                                      (3,008)                     ---
      Net realized and unrealized gain
        on investments                                       (320,252)              (2,096,970)
      Deferred income taxes                                   245,000                      ---
      Other                                                     5,371                    3,547

 Change in assets and liabilities:
   Decrease (increase) in receivables                       1,738,431                 (331,877)
   Decrease in other assets                                    31,443                  102,412
   Decrease in accrued interest,
      accounts payable, and other
      liabilities                                            (226,292)                (205,503)
                                                          -----------               ----------
    Total adjustments                                       1,470,693               (2,571,168)
                                                          -----------               ----------
    Net cash provided by (used in)
    operating activities:                                   1,428,786                 (749,284)
                                                          -----------               ----------

Cash flows from investing activities:
  Proceeds from disposition of and
    payments on loans and investments
    in portfolio securities                                 2,336,095                7,238,749
  Purchases of loans and investments
    in portfolio securities                                  (681,018)                (820,515)
  Proceeds from disposition of other
    investments                                             4,302,748                      ---
  Purchases of other investments                           (4,788,657)                (609,117)
                                                          -----------               ----------

    Net cash provided by
      investing activities                                  1,169,168                5,809,117
                                                          -----------               ----------

Cash flows from financing activities:
  Principal payments on long-term debt                            ---                 (604,085)
                                                          -----------               ----------
  Net increase in cash and
    cash equivalents                                        2,597,954                4,455,748

Cash and cash equivalents at
  beginning of period                                       6,255,803                6,498,146
                                                          -----------               ----------

Cash and cash equivalents at
  end of period                                           $ 8,853,757               10,953,894
                                                          ===========               ==========

Supplemental disclosures of cash
  flow information:
    Cash paid during the period
      for interest                                        $   373,271                  373,271
                                                          ===========                =========



    See accompanying notes to condensed consolidated financial statements.

 MACC PRIVATE EQUITIES INC.

 Notes to Condensed Consolidated Financial Statements

 December 31, 1995, September 30, 1995 and December 31, 1994


 (1) Basis of Presentation

        The accompanying condensed consolidated financial statements, which include the accounts of MACC Private Equities Inc. and its wholly-owned subsidiaries MorAmerica Capital Corporation and MorAmerica Realty Services, Inc. (the "Company"), after February 15, 1995 (the "Successor Company"), and MorAmerica Financial Corporation and subsidiaries prior to February 15, 1995 (the "Predecessor Company"), have been prepared in accordance with generally accepted accounting principles for investment companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

        On February 15, 1995, the Company consummated a Plan of Reorganization (the "Plan") as confirmed by the United States Bankruptcy Court for the Northern District of Iowa on December 28, 1993. Under terms of the Plan, MorAmerica Financial Corporation and its subsidiaries, exclusive of MorAmerica Capital Corporation and MorAmerica Realty Services, Inc., merged into the Company, a business development company regulated by the Securities and Exchange Commission. As of February 15, 1995, the Company adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. Since the financial statements on a fresh-start basis are not comparable with those of the Predecessor Company, the Company has presented the financial statements required for Form 10-Q reporting on a predecessor-successor company basis.

        The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto of MACC Private Equities Inc. and Subsidiaries (Successor Company) as of and for the year ended September 30, 1995. The information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The results of the interim period reported are not necessarily indicative of results to be expected for the year.

(2)  Contingency

        MorAmerica Realty Services, Inc. ("MRS"), a wholly-owned subsidiary of the Company, is a defendant in a personal injury lawsuit. Management believes that any loss on ultimate disposition of the matter will not be materially greater than the provision recorded as of September 30, 1995, and is the legal responsibility of MRS. The amount provided is included in accounts payable and other liabilities on the balance sheets as of December 31, and September 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                            Results of Operations

        First Quarter Ended December 31, 1995, Compared to First Quarter Ended December 31, 1994.

        During the current year, first quarter total income of $376,184 increased approximately 96% over total income of $192,290 for the prior year period. The increase in the current period as compared to the prior year period is due to increased interest from short-term investments and portfolio companies of $191,805.

        Total operating expenses for the first quarter of the current year total $493,343, an increase of approximately 6% as compared to total operating expenses for the prior year first quarter of $467,376. The increase in total operating expenses for the current period is due mainly to directors' and officers' liability insurance premiums of $18,588.

         Net gain on investments before income taxes of $320,252 was earned by the Company in the first quarter of the current year as compared with $2,096,970 during the prior year period. The net realized gain on investments for the first quarter of the current year, $500,766, consisted of the following net realized gains on sales of securities of two portfolio companies, Physician Sales and Services, Inc., $730,413, and Quaker City Castings, Inc., $370,353. In addition, these gains were partially offset by net realized loss on investments related to West End All Natural Soda Brew, L.P., ($600,000). Management does not attempt to maintain a comparable level of realized gains from year to year, but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities and investing in new portfolio investments.

                                 Income Taxes

        During the current year first quarter the Company utilized a portion of its deferred tax assets relating to net operating loss carryforwards at the fresh-start date. Under fresh-start reporting, such utilization resulted in a charge to operations of $245,000 for the reduction in deferred tax assets. During the current year first quarter the Company recorded an increase of $322,000 in deferred tax assets based upon its projection of future taxable income. The $322,000 increase in deferred tax assets resulted in a corresponding increase in paid-in capital under fresh-start reporting.

        Financial Condition, Liquidity and Capital Resources

        As of December 31, 1995, the Company's U.S. treasury bills, cash and cash equivalents totaled $14,939,490. The Company believes that this provides adequate funds for the Company's investment activities over the next twelve month period.

        It has been anticipated that the Company, through its wholly-owned subsidiary MorAmerica Capital Corporation, might procure additional capital through the Small Business Investment Company ("SBIC") capital program to provide a portion of its future investment requirements. In response to recent federal budget reduction proposals, the availability of capital through the SBIC program is being debated. Both the United States Small Business Administration and the SBIC trade association have put forth plans to support continued SBIC capital availability. The Company does not now need additional capital.

        Any possible future SBIC industry capital shortfalls would have to be sought from private or public funding sources. One such source would be the issuance of some or all of the Company's 1,003,461 shares of authorized but unissued common stock. Federal securities laws applicable to business development companies require prior approval by shareholders for the issuance at less than net asset value per share of the common stock of such companies. Accordingly, shareholders of the Company will vote at the next Annual Shareholder's Meeting, scheduled for February 27, 1996, with regard to a proposal to approve for a one-year period the policy and practice of the Company of issuing shares of common stock of the Company at a price less than net asset value per share. There can be no assurances that the Company's shareholders will approve this proposal.

                              Portfolio Activity

        During the three month period ended December 31, 1995, the Company invested $681,018 in six portfolio companies, consisting of $358,600 invested in one new portfolio company and $322,418 invested in follow-on investments in five existing portfolio companies. The Company presently is contractually committed to invest an additional $391,200 in the new portfolio company, if and when those funds are needed by the new portfolio company. The Company's investment level objectives for the current fiscal year call for total new and follow-on investments of $7,000,000.

                       Determination of Net Asset Value

        The net asset value per share of the Company's outstanding common stock is determined quarterly, as soon as practicable after and as of the end of each calendar quarter, by dividing the value of total assets minus total liabilities by the total number of shares outstanding at the date as of which the determination is made.

        In calculating the value of total assets, securities that are traded in the over-the-counter market or on a stock exchange are valued in accordance with the current valuation policies of the Small Business Administration ("SBA"). Under SBA regulations, publicly traded equity securities are valued by taking the average of the closing prices (or bid prices in the case of over-the-counter equity securities) for the valuation date and the preceding two days. This policy differs from the Securities and Exchange Commission's guidelines which utilize only a one day price measurement. The Company's use of SBA valuation procedures did not result in a material variance as of December 31, 1995, from valuations using the Securities and Exchange Commission's guidelines.

        All other investments are valued at fair value as determined in good faith by the Board of Directors. The Board of Directors has determined that all other investments will be valued initially at cost, but such valuation will be subject to semi-annual adjustments if the Board of Directors determines in good faith that cost no longer represents fair value.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        In 1993, MorAmerica Financial Corporation and the Morris Plan Liquidation Company ("Morris Plan"), the Company's predecessor entities, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Iowa, Cedar Rapids Division (the "Bankruptcy Court"). In December, 1993, the Bankruptcy Court approved the Plan. Pursuant to the provisions of the Plan, the Board of Directors declared the effective date of the Plan (the "Effective Date") to be February 15, 1995.

        The Company's wholly-owned subsidiary MorAmerica Realty Services, Inc. ("MRS") is the defendant in a lawsuit filed in the Circuit Court of Tippecanoe County, Indiana, Seabolt v. MorAmerica Realty Services, Inc. d/b/a University Inn and University Inn. Until its sale in May, 1994, MRS owned and operated University Inn, a motel in West Lafayette, Indiana. This property had been acquired through a deed in lieu of foreclosure of a loan originally made by Morris Plan. The lawsuit alleges that a third party was served alcoholic beverages at a private reception at University Inn and was not refused service even though in an intoxicated state. The third party injured the plaintiff while driving in an alleged intoxicated condition. The plaintiff's petition does not contain a dollar amount of damages being sought.

        From inception until July 5, 1995, the lawsuit was defended on behalf of Realty by its insurer, Beverage Retailers Insurance Company (the "Insurer"), under a Liquor Liability Insurance Policy. The policy provides a limit of liability of $1,000,000 for any one incident. On July 5, 1995, the Superior Court of Washington County, Vermont, entered an Order of Liquidation of the Insurer. Pursuant to this Order, the Insurer's liquidator is discontinuing defense of claims against policyholders. Any claim payable under the policy, including defense costs of Realty, will be a claim against the Insurer's liquidation estate.

        MRS has retained the counsel previously retained by the Insurer to continue representation of MRS in the litigation. MRS has also filed proofs of claim with the Insurer's liquidation estate for expenses of ongoing litigation and to cover a judgment or settlement, if any, in the litigation. Please also see note 2 to the financial statements.

Item 2. Changes in Securities.

    There are no items to report.

Item 3. Defaults Upon Senior Securities.

    There are no items to report.

Item 4. Submission of Matters to a Vote
         of Security Holders.

    There are no items to report.

Item 5. Other Information.

    There are no items to report.

Item 6. Exhibits and Reports on Form 8-K.

    (a)   Exhibits

          (27)        Financial Data Schedule

    No other exhibits are applicable.

    (b)   Reports on Form 8-K

    There are no items to report.



                [Remainder of page intentionally left blank.]

                            SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MACC PRIVATE EQUITIES INC.



Date: February 13, 1996            By: David Schroder
      ---------------------            --------------------
                                       David R. Schroder,
                                       President

Date: February 13, 1996            By: Robert Comey
      ---------------------            --------------------
                                       Robert A. Comey,
                                       Treasurer

                                EXHIBIT INDEX

Exhibit        Description                                  Page
-------        -----------                                  ----

 (27)          Financial Data Schedule                       14