Form 10-Q
period 1996-03-31
MACC PRIVATE EQUITIES INC
filed 1996-05-15
CIK 923808

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1996 -------------------------------

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934



For the transition period from                        to
                               ----------------------    ------------------

Commission file number    0-24412
                                  ---------------------------------------------

                          MACC Private Equities Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                      42-1421406
- ------------------------------------------------      -------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
              or organization)                             Identification No.)


         101 Second Street S.E., Suite 800, Cedar Rapids, Iowa  52401
- -------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (319) 363-8249
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



- -------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)


       Please indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    ------      -----


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    X     No
    ------      -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       At March 31, 1996, the registrant had issued and outstanding 994,813 shares of common stock.

                                  Page 1 of 31
                        Exhibit Index appears at page 14

                           MACC PRIVATE EQUITIES INC.

                                     Index

PART I.                 FINANCIAL INFORMATION

Item 1.        Financial Statements                         Page
- -------        --------------------                         ----

               Condensed Consolidated Balance
               Sheets (Unaudited) at March 31,
               1996, and September 30, 1995. . . . . . . .    3

               Condensed Consolidated Statements of
               Operations (Unaudited) for the three
               months ended March 31, 1996, the
               six months ended March 31, 1996, the
               one and one-half months ended March
               31, 1995, the one and one-half months
               ended February 15, 1995, and the four
               and one-half months ended February 15,
               1995. . . . . . . . . . . . . . . . . . . .    4

               Condensed Consolidated Statements
               of Cash Flows (Unaudited) for the six
               months ended March 31, 1996, the one and
               one-half months ended March 31, 1995,
               and the four and one-half months ended
               February 15, 1995 . . . . . . . . . . . . .    5

               Notes to Condensed Consolidated
               Financial Statements. . . . . . . . . . . .    6

Item 2.        Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations . . . . . . . . . . . . . . .    7


PART II.       OTHER INFORMATION . . . . . . . . . . . . .   10

Item 1.        Legal Proceedings . . . . . . . . . . . . .   10

Item 2.        Changes in Securities . . . . . . . . . . .   10

Item 4.        Submission of Matters to a
               Vote of Securityholders . . . . . . . . . .   11

Item 6.        Exhibits and Reports on
               Form 8-K. . . . . . . . . . . . . . . . . .   12

               Signatures. . . . . . . . . . . . . . . . .   13

EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . . .   14

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           MACC PRIVATE EQUITIES INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                     March 31,                September 30,
                                                                                        1996                      1995
                                                                                     -----------              ------------
                 Assets

Loans and investments in
  portfolio securities at market
  or fair value, cost of $11,727,483                                                   $ 12,266,294             12,315,330
U.S. treasury bills, at cost
  which approximates market                                                              10,982,634             10,047,197
Cash and cash equivalents                                                                 2,516,297              1,808,430
Receivables:
  Dividends and interest                                                                    175,792                264,526
  Investment securities sold                                                                683,010              1,858,436
Other assets, net                                                                           643,526                700,466
Deferred income taxes                                                                     1,115,000              1,012,000
                                                                                       ------------             ----------
       Total assets                                                                    $ 28,382,553             28,006,385
                                                                                       ============             =========

       Liabilities and stockholders'
       equity
Liabilities:
  Debentures payable net
    of discount                                                                        $ 10,232,410             10,228,647
  Accrued interest                                                                          258,824                259,662
  Accounts payable and other
    liabilities                                                                             282,547                335,955
                                                                                       ------------             ----------

       Total liabilities                                                                 10,773,781             10,824,264

Stockholders' equity:
  Common stock, $.01 par value;
    2,000,000 shares authorized;
    994,813 shares issued and
    outstanding 996,539 in 1995
    (See Note 2)                                                                              9,948                  9,965
  Additional paid-in-capital                                                             15,739,348             15,379,348
  Net investment (loss) income                                                            (174,107)                103,653
  Net realized gain on investments                                                        1,504,101              1,102,697
  Unrealized appreciation on investments                                                    529,482                586,458
                                                                                       ------------             ----------

    Total stockholders' equity                                                           17,608,772             17,182,121
                                                                                       ------------             ----------
    Total liabilities and
      stockholders' equity                                                             $ 28,382,553             28,006,385
                                                                                       ------------             ----------

Net assets per share                                                                    $     17.70                  17.24
                                                                                              =====                  =====

See accompanying notes to condensed consolidated financial statements.

                          MACC PRIVATE EQUITIES INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                         MACC Private   MACC Private      MACC Private     MorAmerica         MorAmerica
                                         Equities Inc.  Equities Inc.     Equities Inc.    Financial Corp.    Financial Corp.
                                        (Successor Co.  (Successor Co.   (Successor Co.   (Predecessor Co.    (Predecessor Co.
                                         See Note 1)    See Note 1)       See Note 1)      See Note 1)        See Note 1)
                                         For the three  For the Six       For the one      For the one        For the four
                                         Months ended   Months Ended      and one-half     and one-half       and one-half
                                         March 31,      March 31,         months ended     months ended       months ended
                                            1996           1996           March 31, 1995   February 15, 1995  February 15, 1995
                                         ------------  ----------------  ---------------  -----------------  -----------------
Investment income:
  Interest                              $ 313,512        641,004              139,385         118,050             253,737
  Dividends                                24,071         70,581                8,534         139,870             195,205
  Gain on sale of
     assets                                     0              0                3,916               0                   0
  Other                                     8,025         10,207                  368           2,450               7,303
                                        ---------       --------             --------       ---------           ---------
  Total income                            345,608        721,792              152,203         260,370             456,245
                                        ---------       --------             --------       ---------           ---------

Operating expenses:
  Interest                                220,961        441,805              110,393         109,511             328,532
  Management fees                         156,440        313,957               76,197          63,375             217,844
  Professional fees                       103,358        172,440               33,272          40,971             106,742
  Other operating
     expenses                              28,677         77,585               18,010          46,695              74,811
  Change in provision
    for doubtful accounts                  (3,227)        (6,235)                 ---             ---                 ---
                                        ---------       --------             --------       ---------           ---------

  Total operating
    expenses                              506,209        999,552              237,872         260,552             727,929
                                        ---------       --------             --------       ---------           ---------

  Investment expense, net                (160,601)      (277,760)             (85,669)           (182)           (271,684)
                                        ---------       --------             --------       ---------           ---------

Realized and unrealized
  gain on investments:
    Net realized gain on
      investments                         157,638        658,404                    0       2,174,239           4,514,338
    Net change in
      unrealized
      appreciation on
      investments                         123,538        (56,976)            (193,955)       (705,062)           (948,191)
                                        ---------       --------             --------       ---------           ---------

  Net gain (loss) on
    investments before
    income taxes                          281,176        601,428             (193,955)      1,469,177            3,566,147

  Income taxes                            (12,000)      (257,000)                 ---             ---                 ---
                                        ---------       --------             --------       ---------           ---------
  Net gain (loss) on
    investments                           269,176        344,428             (193,955)      1,469,177           3,566,147

  Net change in net
    assets from operations
    before reorganization
    items                                 108,575         66,668             (279,624)      1,468,995           3,294,463

Reorganization items:
  Professional fees                           ---            ---                  ---          55,169              97,946
  Adjustment to allowance
    on notes receivable                       ---            ---                  ---        (286,006)           (286,006)
  Fresh-start adjustment
     to debentures payable                    ---            ---                  ---         (65,848)            (65,848)
                                        ---------       --------             --------       ---------           ---------
                                                0              0                    0        (296,685)           (253,908)
                                        ---------       --------             --------       ---------           ---------
  Net change in net
    assets from
    operations                          $ 108,575         66,668             (279,624)      1,765,680           3,548,371
                                        =========       ========             ========       =========           =========


See accompanying notes to condensed consolidated financial statements.

                        MACC PRIVATE EQUITIES INC. AND
                            SUBSIDIARIES CONDENSED
                          CONSOLIDATED STATEMENTS OF
                                  CASH FLOWS

                                                         MACC Private                 MACC Private                 MorAmerica
                                                         Equities Inc.                Equities Inc.                Financial Corp.
                                                         (Successor Co.-              (Successor Co.-              (Predecessor Co.-
                                                         See note 1)                  See note 1)                  See note 1)
                                                         For the                      For the one                  For the four
                                                         six months                   and one-half                 and one-half
                                                         ended                        months ended                 months ended
                                                         March 31, 1996               March 31, 1995               February 15, 1995
                                                         --------------               --------------               -----------------
Cash flows from operating activities:
  (Increase) decrease in net
    assets from operations                               $   66,668                      (279,624)                       3,482,523
                                                         ----------                    ----------                       ----------
  Adjustments to reconcile the increase
     (decrease) in net assets from
     operations to net cash provided by
     (used in) operating activities:
      Change in provision for
        doubtful accounts                                    (6,235)                          ---                         (286,006)
      Net realized and unrealized
        gain on investments                                (601,428)                      193,955                       (3,566,147)
      Deferred income taxes                                 257,000                           ---                              ---
      Other                                                  10,858                        (1,260)                           5,321

 Change in assets and liabilities:
   Decrease in receivables                                1,254,831                           ---                              ---
   (Increase) decrease in other assets                     (142,858)                       11,223                         (342,083)
   (Decrease) increase in accrued interest,
      accounts payable, and other
      liabilities                                           (54,263)                     (452,235)                         405,387
                                                         ----------                    ----------                       ----------

       Total adjustments                                    717,905                      (248,317)                      (3,783,528)
                                                         ----------                    ----------                       ----------
       Net cash provided by (used in)
    operating activities:                                   784,573                      (527,941)                        (301,005)
                                                         ----------                    ----------                       ----------

Cash flows from investing activities:
  Proceeds from disposition of and
    payments on loans and investments
    in portfolio securities                               2,935,672                        15,930                       10,375,352
  Purchases of loans and investments
    in portfolio securities                              (2,076,941)                   (1,217,532)                      (1,186,542)
  Proceeds from disposition of other
    investments                                           7,838,653                             0                          100,000
  Purchases of other investments                         (7,157,383)                   (2,549,165)                      (4,940,974)
                                                         ----------                    ----------                       ----------
       Net cash provided by (used in)
         investing activities                             1,540,001                    (3,750,767)                       4,347,836
                                                         ----------                    ----------                       ----------

Cash flows from financing activities:
  Principal payments on long-term debt                          ---                           ---                         (607,669)
                                                         ----------                    ----------                       ----------

  Net increase (decrease) in cash and
    cash equivalents                                      2,324,574                    (4,278,708)                       3,439,162

Cash and cash equivalents at
  beginning of period                                     6,255,803                     9,937,308                        6,498,146
                                                         ----------                    ----------                       ----------

Cash and cash equivalents at
  end of period                                          $ 8,580,377                    5,658,600                        9,937,308
                                                         ===========                   ==========                       ==========

Supplemental disclosures of cash
  flow information:
    Cash paid during the period
      for interest                                       $  438,881                         66,132                         373,271
                                                         ==========                    ===========                      ==========

  Cash paid during the period
    for income taxes                                     $      ---                         20,000                             ---
                                                         ==========                    ===========                      ==========


       See accompanying notes to condensed consolidated financial statements.

MACC PRIVATE EQUITIES INC.

Notes to Condensed Consolidated Financial Statements

March 31, 1996, September 30, 1995, March 31, 1995, and February 15, 1995


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

(2)    Common Stock

       During the quarter ended March 31, 1996, the Company retired 1,726 shares of common stock held in its own name as a result of the reorganization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS.

                             RESULTS OF OPERATIONS

       Second Quarter and Six Months Ended March 31, 1996, Compared to Second Quarter and Six Months Ended March 31, 1995.

       [The results of operations for the one and one-half months ended March 31, 1995, have been combined with the results of operations for the one and one-half months, and the four and one-half months, ended February 15, 1995, for purposes of discussing the results of operations for the the prior year second quarter and six-month period, respectively.]

       During the current year, second quarter total income of $345,608 decreased approximately 16% over total income of $412,573 for the prior year period. The major decrease in the current year period as compared to the prior year period resulted from a decrease in dividend income from $148,404 in the prior year period to $24,071 in the current year second quarter. This decrease was due to extraordinary one-time distributions paid in 1995 to the general partners of one portfolio company prior to its restructuring as a corporation and its public offering. These dividends totaled $103,176. Interest income increased from $257,435 in the prior year second quarter to $313,512 in the current year second quarter, or 22%.

       For the current year six-month period, total income of $721,792 increased 19% over total income of $608,448 in the prior year six-month period. For the current year six-month period as compared to the prior year six-month period, interest income increased substantially while dividend income decreased due to the extraordinary distributions received in the second quarter of fiscal year 1995.

       Total operating expenses for the second quarter and six-month period of the current year total $506,209 and $999,552, respectively, an increase of approximately 2% and 3%, respectively, as compared to total operating expenses for the prior year second quarter of $498,424 and six-month period of $965,801. The major reasons for the slight increase in operating expenses are an increase in management fees due to an increase in assets under management during the current year periods as compared to the prior year periods, and an increase in professional fees incurred during the current year second quarter in connection with the Company's first Annual Meeting of Shareholders as a public company.

       Net gain on investments before income taxes of $281,176 for the current year second quarter and $601,428 for the current year six-month period as compared to $1,275,222 and $3,372,192 in the prior year periods represent decreases of 78% and 82%, respectively. Management does not attempt to maintain a comparable level of realized gains from year to year or quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities and investing in new portfolio investments.

                                  INCOME TAXES

       During the current year second quarter and six-month period the Company utilized a portion of its deferred tax assets relating to net operating loss carryforwards at the fresh-start date. Under fresh-start reporting, such utilization resulted in charges to operations of $12,000 and $257,000 in the current year second quarter and six-month period, respectively, for the reduction in deferred tax assets. During the current year second quarter and six-month period, respectively, the Company recorded increases of $38,000 and $360,000 in deferred tax assets based upon its projection of future taxable income. The $38,000 and $360,000 increases in deferred tax assets resulted in corresponding increases in paid-in capital for the current year second quarter and six-month period, respectively, under fresh-start reporting.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

       As of March 31, 1996, the Company's U.S. treasury bills, cash and cash equivalents totaled $13,498,931. In addition, the Company entered into an Agreement (the "Agreement"), dated May 13, 1996, with Zions Bankcorporation ("Zions"). The Agreement provides for Zions' purchase of 20,000 shares of the Company's Common Stock at a price equal to the current net asset value per share of $17.70 announced through issuance of this quarterly report. The purchase will be closed within two days of issuance of this quarterly report, and no later than May 17, 1996. Accordingly, the Company will receive an additional approximately $354,000 at the closing of the Agreement. For further discussion of the Agreement, please see "PART II. -- ITEM 2. CHANGES IN SECURITIES."

       The Company, through its wholly-owned subsidiary, MorAmerica Capital Corporation, from time to time may seek to procure additional capital through the Small Business

Investment Company ("SBIC") capital program to provide a portion of its future investment requirements. At present there is availability of capital through the SBIC program and the Company anticipates there will be capital available in future periods. The Company does not now need additional capital to meet its investment goals.

       The Company believes that its liquid assets as of March 31, 1996, and cash to be received upon closing of the Agreement will provide adequate funds for the Company's anticipated cash requirements over the next twelve months, including investment activities, operating expenses and the repurchase of up to five percent of the outstanding shares of the Company's common stock from holders of fewer than 100 shares each. It is anticipated that this repurchase will be completed prior to the end of the fiscal year on September 30, 1996.

                               PORTFOLIO ACTIVITY

       During the three months ended March 31, 1996, the Company invested $1,395,924 in three portfolio companies, consisting of $1,385,370 invested in two new portfolio companies and $10,554 invested in follow-on investments in one existing portfolio company. For the six months ended March 31, 1996, the Company made total investments of $2,076,942 in eight portfolio companies, consisting of $1,743,970 invested in two new portfolio companies and $332,972 invested in follow-on investments in six existing portfolio companies. The Company's investment level objectives for the current fiscal year call for total new and follow-on investments of $7,000,000.

                        DETERMINATION OF NET ASSET VALUE

       The net asset value per share of the Company's outstanding common stock is determined quarterly, as soon as practicable after and as of the end of each calendar quarter, by dividing the value of total assets minus total liabilities by the total number of shares outstanding at the date as of which the determination is made.

       In calculating the value of total assets, securities that are traded in the over-the-counter market or on a stock exchange are valued in accordance with the current valuation policies of the Small Business Administration ("SBA"). Under SBA regulations, publicly traded equity securities are valued by taking the average of the closing prices (or bid prices in the case of over-the-counter equity securities) for the valuation date and the preceding two days. This policy differs from the Securities and Exchange Commission's guidelines which utilize only a one day price measurement. The Company's use of SBA valuation procedures did not result in a material variance as of March 31, 1996, from valuations using the Securities and Exchange Commission's guidelines.

       All other investments are valued at fair value as determined in good faith by the Board of Directors. The Board of Directors has determined that all other investments will be valued initially at cost, but such valuation will be subject to semi-annual adjustments if the Board of Directors determines in good faith that cost no longer represents fair value.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

       The Company's wholly-owned subsidiary MorAmerica Realty Services, Inc. ("MRS") is the defendant in a lawsuit filed in the Circuit Court of Tippecanoe County, Indiana, Seabolt v. MorAmerica Realty Services, Inc. d/b/a University Inn and University Inn. On April 29, 1996, MRS and the plaintiff executed a written stipulated settlement with regard to all claims of the plaintiff against MRS. The settlement provides for cash payments by MRS in the total amount of $187,500. A provision for estimated loss of $200,000 had been recorded at September 30, 1995.

ITEM 2. CHANGES IN SECURITIES.

       On April 30, 1996, the Company entered into an Agreement (the "Agreement") with Zions Bancorporation ("Zions"), a bank holding company organized under the laws of the State of Utah. Prior to the closing of the Agreement, Zions and its affiliates had purchased approximately 4.9% of the issued and outstanding shares of the Company's common stock on the open market.

       Pursuant to the Agreement, the Company will issue 20,000 shares of the Company's common stock to Zions not later than May 17, 1996, at a price equal to current net asset value per share as of March 31, 1996 as announced through issuance of this quarterly report, an aggregate price of approximately $354,000. No underwriting discounts or commissions will be incurred in connection with the sale. Based upon the Company's compliance with all terms and conditions of Rule 506 under the Securities Act of 1933 (the "Securities Act"), as amended, the offer and sale of the common stock will be exempt from registration under the Securities Act by Section 4(2) and/or Rule 506 thereunder.

       In order to comply with federal regulations applicable to permissable investments by banks and bank holding companies and to maximize the Company's ability to leverage the capital of its wholly-owned subsidiary, MorAmerica Capital Corporation ("MorAmerica Capital"), the Agreement requires the Company to contribute approximately $2.5 Million in capital to MorAmerica Capital. In addition, the Company agreed not to make any investments other than in MorAmerica Capital and other debt and equity investments of the kind and amount eligible for investment by a national bank. Since its election to be treated as a business development company, the Company's practice has been to make all portfolio investments through MorAmerica Capital, and accordingly, the Company believes that the provisions of the Agreement described above will have no material effect on the Company's investment activities.

       The Agreement also requires the Company to use its best efforts to cause a nominee of Zions to serve on the Company's Board of Directors commencing on the date of the Company's Annual Meeting of Shareholders to be held during February, 1997. The Agreement further provides that, without the prior approval of the Company's Board of Directors, Zions shall not purchase more than 25% of the issued and outstanding shares of the Company's common stock. Please see "EXHIBIT (10) -- MATERIAL CONTRACTS -- AGREEMENT DATED MAY 13, 1996, BETWEEN THE COMPANY AND ZIONS BANKCORPORATION."

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

       There are no items to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS.

       On February 27, 1996, the Company's 1996 Annual Meeting of Shareholders (the "Meeting") was held in Cedar Rapids, Iowa. A quorum of 639,110 shares, or approximately 64.1% of issued and outstanding shares as of December 29, 1995, were represented in person or by proxy at the Meeting. The shareholders considered three proposals at the Meeting.

       With respect to the first proposal, by a vote of 618,266 shares in favor of and 20,844 shares against, the shareholders elected three directors to serve until the 1999 Annual Meeting of Shareholders or until their respective successors shall be elected and qualified. These directors and the votes cast in favor of and withheld with respect to each are as follows:

       Director            For                   Withheld
       --------            ---                   -------
       Paul M. Bass, Jr.   616,551               22,559

       David R. Schroder   611,883               27,227

       Robert A. Comey     615,239               23,871

       With regard to the second proposal, the shareholders voted to ratify the appointment of KPMG Peat Marwick LLP as independent auditors for the Company for Fiscal Year 1996 by a vote of 614,350 in favor of ratification and 5,794 against ratification, with 18,966 shares abstaining.

       The third proposal, to approve for a one-year period the policy and practice of the Company of issuing shares of common stock of the Company at a price less than net asset value per share, did not receive the vote required for approval by the shareholders. With respect to this third proposal, the shareholders voted 414,005 in favor of the proposal and 106,247 against the proposal, with 63,408 and 55,450 abstentions and broker nonvotes, respectively.

ITEM 5. OTHER INFORMATION.

       There are no items to report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a)       Exhibits

                 (10) Material Contracts -- Agreement dated May 13, 1996, between the Company and Zions
                                                 Bancorporation.

                 (27)                            Financial Data Schedule

       No other exhibits are applicable.

       (b)       Reports on Form 8-K

       On February 9, 1996, the Company filed a Report on Form 8-K disclosing that the primary trading market for the Company's common stock had advanced from the Nasdaq SmallCap Market to the Nasdaq National Market.

              [Remainder of this page intentionally left blank]

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MACC PRIVATE EQUITIES INC.



Date:  May 15, 1996                      By:  /s/ David R. Schroder
       ----------------                      ----------------------
                                             David R. Schroder,
                                                 President

Date:  May 15, 1996                      By:  /s/ Robert A. Comey
       ----------------                       ---------------------
                                              Robert A. Comey,
                                                 Treasurer

                                 EXHIBIT INDEX


Exhibit                    Description                                 Page
- -------                    -----------                                 ----
  (10)                     Material Contracts --
                           Agreement dated May 13, 1996,
                           between the Company and Zions
                           Bancorporation                               15

  (27)                     Financial Data Schedule                      29