Form 10-K
period 1996-09-30
MACC PRIVATE EQUITIES INC
filed 1996-12-27
CIK 923808

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                           ON WHICH REGISTERED
     -------------------                           -------------------
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

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF NOVEMBER 29, 1996, WAS APPROXIMATELY $8,410,170 BASED UPON THE AVERAGE BID AND ASKED PRICE FOR SHARES OF THE REGISTRANT'S COMMON STOCK ON THAT DATE. AS OF NOVEMBER 29, 1996, THERE WERE 964,098 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING, OF WHICH APPROXIMATELY 773,349 SHARES WERE HELD BY NON-AFFILIATES.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED SEPTEMBER 30, 1996, ARE INCORPORATED BY REFERENCE INTO PARTS II AND IV OF THIS REPORT. PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON FEBRUARY 25, 1997, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.
--------------------------------------------------------------------------------

                                  PAGE 1 OF 73.
                       EXHIBIT INDEX APPEARS ON PAGE: 12.

                                     PART I

ITEM 1.  BUSINESS.

         GENERAL


         MACC Private Equities Inc. (the "Corporation") was formed as a Delaware corporation on March 3, 1994. It is qualified as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").

         The Corporation has two direct wholly-owned subsidiaries, MorAmerica Capital Corporation ("MorAmerica Capital") and MorAmerica Realty Services, Inc. ("MorAmerica Realty"), and one indirect wholly-owned subsidiary, Motel Services, Inc. ("Motel Services"), which is a wholly-owned subsidiary of MorAmerica Realty. As of September 30, 1996, MorAmerica Capital and MorAmerica Realty comprised approximately 92% and 0% of the Corporation's assets respectively. MorAmerica Capital is an Iowa corporation incorporated in 1959 and which has been licensed as a small business investment company since that year. It has also elected treatment as a BDC under the 1940 Act. MorAmerica Realty, an Iowa corporation incorporated in 1972, previously owned a motel which had been held for liquidation. Following the sale of the motel during fiscal year 1994, the activities of MorAmerica Realty and Motel Services have been limited to an orderly wind-up of affairs.

         The Corporation is the successor in interest to MorAmerica Financial Corporation ("MorAmerica Financial"). On February 19, 1993, MorAmerica Financial and its principal subsidiary, Morris Plan Liquidation Company ("Morris Plan"), filed for protection under Chapter 11 of the United States Bankruptcy Code. On December 28, 1993, the Bankruptcy Court confirmed the MorAmerica Financial and Morris Plan Amended Debtors' Joint Plan of Reorganization (the "Plan").

         Pursuant to the terms of the Plan, MorAmerica Financial was merged with and into the Corporation. The effective date of the Plan was set by the Corporation's Board of Directors as February 15, 1995, the date upon which all issued and outstanding shares of the Corporation's common stock were issued to creditors of the predecessor companies. The Corporation's common stock began trading on the NASDAQ SmallCap Market thereafter on March 2, 1995. On February 13, 1996, the primary trading market for shares of the Corporation's Common Stock advanced to the NASDAQ National Market.

THE CORPORATION'S OPERATION AS A BDC

         As noted above, both the Corporation and its wholly-owned subsidiary, MorAmerica Capital, have elected treatment as BDCs under the 1940 Act. Under the 1940 Act, a BDC may not acquire any asset other than Qualifying Assets as defined under the 1940 Act, unless, at the time the acquisition is made, Qualifying Assets represent at least 70 percent of the value of the BDC's total assets. The principal categories of Qualifying Assets relevant to the business of the Corporation are the following:

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

    The Corporation's investment in all of the issued and outstanding common stock of MorAmerica Capital is also a Qualifying Asset under the 1940 Act.

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

         Under the 1940 Act, once a company has elected to be regulated as a BDC, it may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC unless authorized by vote of a majority, as defined in the 1940 Act, of the company's shares. In order to maintain their status as BDCs, the Corporation and MorAmerica Capital each must have at least 50% of their total assets invested in the types of portfolio companies described by Sections 55(a)(1) though 55(a)(3) of the 1940 Act. Accordingly, the Corporation and MorAmerica Capital may not withdraw their BDC elections or otherwise change their business so as to cease to qualify as BDCs without shareholder approval.

INVESTMENTS AND DIVESTITURES

         For the fiscal year ended September 30, 1996, the Corporation made total investments of $5,135,249 in four new portfolio companies and in follow-on investments in eight existing portfolio companies. The Corporation's investment-level objectives on a consolidated basis call for new and follow-on investments of approximately $8,500,000 during fiscal year 1997.

         During fiscal year 1996, the Corporation had $2,182,973 in realized gains from the sale of investments in six portfolio companies. Over the same period, $1,276,801 in realized losses were recognized from four portfolio companies.

ITEM 2.  PROPERTIES.

         The Corporation does not own or lease any properties or other tangible assets. Its business premises and equipment are furnished by InvestAmerica Investment Advisors, Inc. (the "Investment Advisor"), the investment advisor to the Corporation.

ITEM 3.  LEGAL PROCEEDINGS.

         The Corporation's wholly-owned subsidiary, Realty Services, had been the defendant in a lawsuit filed in the Circuit Court of Tippecanoe County, Indiana, Seabolt v. MorAmerica Realty Services, Inc. d/b/a/ University Inn and University Inn. From inception until July 5, 1995, the lawsuit was defended on behalf of Realty Services by its Insurer, Beverage Retailers Insurance Corporation (the "Insurer"), under a Liquor Liability Insurance Policy; however, on that date the Insurer's rehabilitation proceedings were converted to liquidation proceedings.

         The Corporation had reserved during the twelve months ended September 30, 1995, $200,000 with respect to its potential liability to the plaintiff. During fiscal year 1996, this lawsuit was settled at a cost to the Corporation of $187,500, and the lawsuit was dismissed with prejudice. By letter dated May 17, 1996, the Insurer's liquidation estate indicated that it had applied for an initial disbursement of assets at the rate of 35% of claims, and the Corporation has booked a corresponding receivable during fiscal year 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There are no items to report.

EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the names, ages and positions of the Corporation's Executive Officers as of December 15, 1996, as well certain other information with respect to such persons:

Name                           Age      Positions Currently Held    Principal Occupations During the Past
----                           ---      with the Corporation        Five Years
                                        --------------------        ----------

David R. Schroder              53       Director, President and     Director, President and Secretary of the
                                        Secretary                   Investment Advisor; MorAmerica Capital;
                                                                    InvestAmerica Venture Group, Inc.;
                                                                    InvestAmerica N.D. Management, Inc.; and
                                                                    InvestAmerica N.D., L.L.C.

Robert A. Comey                50       Director, Executive Vice    Director, Executive Vice President, Treasurer
                                        President and Treasurer     and Assistant Secretary of MorAmerica Capital;
                                                                    the Investment Advisor; InvestAmerica Venture
                                                                    Group, Inc.; InvestAmerica N.D. Management,
                                                                    Inc. and InvestAmerica N.D., L.L.C.

Kevin F. Mullane               40       Vice President              Vice President of MorAmerica Capital; Vice
                                                                    President and Director of the Investment
                                                                    Advisor; InvestAmerica N.D. Management,
                                                                    Inc.; and InvestAmerica N.D., L.L.C.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         Information in response to this Item is incorporated by reference to the "Shareholder Information" section of the Corporation's Annual Report to Shareholders for the fiscal year ended September 30, 1996 (the "1996 Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.

         Information in response to this Item is incorporated by reference to the "Selected Financial Data" section of the 1996 Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

         Information in response to this Item is incorporated by reference to the "Management's Discussion and Analysis" section of the 1996 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Information in response to this Item is incorporated by reference to the Consolidated Financial Statements, notes thereto and report thereon contained in the 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There are no items to report.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the "Election of Directors" section and the subsection captioned "Section 16(a) Reporting Compliance" of the Corporation's definitive proxy statement in connection with its 1997 Annual Meeting of Stockholders, scheduled to be held on February 25, 1997 (the "1997 Proxy Statement"). Information in response to this Item also is included under the caption "Executive Officers of the Registrant" of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

         Information in response to this Item is incorporated by reference to the subsection captioned "Compensation of Directors and Executive Officers" of the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information in response to this Item is incorporated by reference to the subsection captioned "Stock Ownership of Certain Beneficial Owners" of the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Corporation and MorAmerica Capital each have executed an Investment Advisory Agreement with the Investment Advisor. With respect to the Corporation, the Investment Advisory Agreement provides for a management fee payable to the Investment Advisor equal to 2.5% of assets under management. With respect to MorAmerica Capital, the management fee is equal to 2.5% of capital under management, not to exceed 2.5% of assets under management, plus $5,000 per month through September 30, 1998. In addition, the Investment Advisor is entitled to an incentive fee under both of the Investment Advisory Agreements equal to 13.4% of the net capital gains, before taxes, on portfolio investments and from the disposition of other assets or property managed by the Investment Advisor.

         Management fees under the Investment Advisory Agreements on a consolidated basis amounted to $609,436 for fiscal year 1996. Incentive fees under the Investment Advisory Agreements on a consolidated basis amounted to $539,896 for fiscal year 1996. Total fees under the Investment Advisory Agreements on a consolidated basis for fiscal year 1996 amounted to $1,149,332.

         The Investment Advisor is owned by its three principal officers and directors, all of whom are also officers and/or directors of the Corporation. These individuals and their positions held with the Investment Advisor are:


              Name                    Offices
              ----                    -------

         David R. Schroder            Director, President and Secretary

         Robert A. Comey              Director, Executive Vice President, and
                                      Treasurer

         Kevin F. Mullane             Director, Vice President and Assistant
                                      Secretary

         On May 13, 1996, the Corporation entered into an Agreement (the "Agreement") with Zions Bancorporation. Information with respect to the Agreement is incorporated by reference to the "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" section of the 1997 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this Report:

         1. A. The following financial statements are incorporated by reference to the 1996 Annual Report.

        Consolidated Balance Sheet at September 30, 1996
        Consolidated Statement of Operations for the year
          ended September 30, 1996
        Consolidated Statements of Changes in Net Assets (Deficit) for the
           year ended September 30, 1996, the seven and one-half months ended September 30, 1995, and the four and one-half months ended February 15, 1995
        Consolidated Statement of Cash Flows for the year ended September 30,
           1996
        Notes to Consolidated Financial Statements
        Consolidated Schedule of Investments as of September 30, 1996
        Notes to the Consolidated Schedule of Investments

            B. The Report of Independent Accountants with respect to the financial statements listed in A. above is incorporated by reference to the 1996 Annual Report.

        2. No financial statement schedules of the Corporation are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements and schedule of investments.

        3. The following exhibits are filed herewith or incorporated by reference as set forth below:

        3.1*   Certificate of Incorporation of the Corporation.

        3.2    By-Laws of the Corporation.

        4      See Exhibits 3.1 and 3.2.

        10.1** Investment Advisory Agreement between the Corporation and
               InvestAmerica Investment Advisors, Inc., dated October 1, 1994.

        10.1.a First Amendment to Investment Advisory Agreement between the
               Corporation and InvestAmerica Investment Advisors, Inc., dated August 1, 1996.

        10.2** Investment Advisory Agreement between MorAmerica Capital
               Corporation and InvestAmerica Investment Advisors, Inc., dated October 1, 1994.

        10.2.a First Amendment to Investment Advisory Agreement between
               MorAmerica Capital Corporation and InvestAmerica Investment Advisors, Inc., dated August 1, 1996.

        10.3 Agreement between the Corporation and Zions Bancorporation, dated May 13, 1996.***

        13     1996 Annual Report to Stockholders.

        21 Subsidiaries of the Corporation and jurisdiction of incorporation.

        27     Financial Data Schedule

        *Incorporated by reference to the Corporation's Registration Statement on Form N-2, filed with the Commission on May 24, 1994 (File No. 33-79276).

        **Incorporated by reference to Amendment No. 3 to the Corporation's Registration Statement on Form N-2, filed with the Commission on January 24, 1995 (File No. 33-79276).

        ***Incorporated by reference to the Corporation's Current Report on Form 8-K, dated May 13, 1996, filed with the Commission on May 13, 1996.

(b)    Reports on Form 8-K.

    No Reports on Form 8-K were filed during the three months ended September 30, 1996.


                  [Remainder of page intentionally left blank.]

                                   SIGNATURES

                   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 24, 1996.


                                       /s/ David R. Schroder
                                       -----------------------------------
                                       David R. Schroder
                                       President and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                              Date
---------                              ----

/s/ Paul M. Bass, Jr.                   December 24, 1996
-------------------------------         ------------------------------
Paul M. Bass, Jr.
Chairman of the Board of Directors


/s/ David R. Schroder                   December 24, 1996
-------------------------------         ------------------------------
David R. Schroder
Director, President and Secretary


/s/ Robert A. Comey                     December 24, 1996
-------------------------------         ------------------------------
Robert A. Comey
Director, Executive Vice President
and Treasurer


-------------------------------         ------------------------------
Henry T. Madden
Director

/s/ John D. Wolfe                       December 24, 1996
-------------------------------         ------------------------------
John D. Wolfe
Director


/s/ Michael W. Dunn                     December 24, 1996
-------------------------------         ------------------------------
Michael W. Dunn
Director


-------------------------------         ------------------------------
James L. Miller
Director

                                  EXHIBIT INDEX

Exhibit
Number      Description                                         Sequential Page
------      -----------                                         ---------------

3.1*        Articles of Incorporation of the Corporation

3.2         By-Laws of the Corporation                              13

4           See Exhibits 3.1 and 3.2

10.1**      Investment Advisory Agreement between the
            Corporation and InvestAmerica Investment Advisors,
            Inc., dated October 1, 1994

10.1.a      First Amendment to Investment Advisory Agreement
            between the Corporation and InvestAmerica
            Investment Advisors, Inc., dated August 1, 1996         27

10.2**      Investment Advisory Agreement between MorAmerica
            Capital Corporation and InvestAmerica Investment
            Advisors, Inc., dated October 1, 1994

10.2.a      First Amendment to Investment Advisory Agreement
            between MorAmerica Capital Corporation  and
            InvestAmerica Investment Advisors, Inc., dated
            August 1, 1996                                          29

10.3***     Agreement between the Corporation and Zions
            Bancorporation, dated May 13, 1996

13          1996 Annual Report to Stockholders                      31

21          Subsidiaries of the Corporation and Jurisdiction
            of Incorporation                                        70

27          Financial Data Schedule                                 72

        *Incorporated by reference to the Corporation's Registration Statement on Form N-2, filed with the Commission on May 24, 1994 (File No. 33-79276).

        **Incorporated by reference to Amendment No. 3 to the Corporation's Registration Statement on Form N-2, filed with the Commission on January 24, 1995 (File No. 33-79276).

        ***Incorporated by reference to the Corporation's Current Report on Form 8-K, dated May 13, 1996, filed with the Commission on May 13, 1996.