Form 10-Q
period 1996-12-31
MACC PRIVATE EQUITIES INC
filed 1997-02-13
CIK 923808

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1996
                               ----------------------------------------------

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


            For the transition period from                 to
                                           ---------------    ---------------

            Commission file number    0-24412
                                   ------------------------------------------

                          MACC Private Equities Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                         42-1421406
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
            or organization )                                Identification No.)


         101 Second Street S.E., Suite 800, Cedar Rapids, Iowa  52401
         ------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                (319) 363-8249
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

        Please indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
     -----      ------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    X     No
     -----      ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 At December 31, 1996, the registrant had issued and outstanding 964,098 shares of common stock.

                                  Page 1 of 15
                        Exhibit Index appears at page 12

                                    Index


PART I.     FINANCIAL INFORMATION


 Item 1.    Financial Statements                                     Page
 -------    --------------------                                     ----

            Condensed Consolidated Balance
            Sheets (Unaudited) at December 31,
            1996, and September 30, 1996  . . . . . . . . . . . . .   3

            Condensed Consolidated Statements of
            Operations (Unaudited) for the three
            months ended December 31, 1996 and
            the three months ended December 31, 1995  . . . . . . .   4

            Condensed Consolidated Statements
            of Cash Flows (Unaudited) for the three
            months ended December 31, 1996, and
            the three  months ended December 31, 1995   . . . . . .   5

            Notes to Condensed Consolidated
            Financial Statements  . . . . . . . . . . . . . . . . .   6

 Item 2.    Management's Discussion and Analysis
 -------    ------------------------------------
            of Financial Condition and Results Of Operations  . . .   7
            ------------------------------------------------

PART II.    OTHER INFORMATION   . . . . . . . . . . . . . . . . . .  10


 Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . .  10
 -------    --------------------------------

            Signatures  . . . . . . . . . . . . . . . . . . . . . .  11

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

PART 1 -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                  MACC PRIVATE EQUITIES INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                          December 31,            September 30,
                                                                             1996                     1996
                                                                          -----------             -------------
                           Assets

Loans and investments in portfolio securities at market
   or fair value, cost of $15,092,830                                     $15,021,774              11,620,748
U.S. treasury bills, at cost which approximates market                      8,653,268              12,202,414
 Certificates of deposit                                                    1,657,801               1,657,801
 Cash                                                                         218,008                 321,191
 Other assets, net                                                            797,938               1,011,644
 Deferred income tax                                                        1,093,000               1,093,000
                                                                          -----------             -----------

        Total assets                                                      $27,441,789              27,906,798
                                                                          ===========             ===========

            Liabilities and stockholders' equity

 Liabilities:
   Debentures payable, net of discount                                    $10,238,254              10,236,250
   Accrued interest                                                           105,412                 259,662
   Accounts payable and other liabilities
                                                                               96,310                 333,117
                                                                          -----------             -----------

        Total liabilities                                                  10,439,976              10,829,029
                                                                          -----------             -----------


 Stockholders' equity:
   Common stock, $.01 par value per share;
        2,000,000 shares authorized;
        964,098 shares issued and
        outstanding                                                             9,641                   9,641
   Additional paid-in-capital                                              15,492,575              15,492,575
   Net investment (loss) income                                               (48,650)                 14,077
   Net realized gain on investments                                         1,619,303               1,616,869
   Unrealized depreciation on investments                                     (71,056)                (55,393)
                                                                          -----------             -----------
        Total stockholders' equity                                        $17,001,813              17,077,769
                                                                          -----------             -----------
        Total liabilities and stockholders' equity                        $27,441,789              27,906,798
                                                                          ===========             ===========

 Net assets per share                                                     $     17.63             $     17.71
                                                                          ===========             ===========


 See accompanying notes to condensed consolidated financial statements.

                           MACC PRIVATE EQUITIES INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                   For the three                  For the three
                                                   months ended                   months ended
                                                   December 31,                   December 31,
                                                      1996                          1995
                                                   -------------                  ------------

Investment income:
   Interest                                         $418,271                        327,492
   Dividends                                          11,200                         46,510
      Other                                           38,487                          2,182
                                                    --------                      ---------

   Total Income                                      467,958                        376,184
                                                    --------                      ---------

Operating expenses:
   Interest                                          225,381                        220,844
   Management fees                                   171,146                        157,517
   Professional fees                                  63,000                         61,311
   Other operating expenses                           73,962                         56,679
   Change in provision for
      doubtful accounts                               (2,804)                        (3,008)
                                                    --------                      ---------

   Total operating expenses                          530,685                        493,343
                                                    --------                      ---------

   Investment expense net                            (62,727)                      (117,159)
                                                    --------                      ---------

Realized and unrealized (loss)
   gain on investments:
      Net realized gain on
         investments                                   2,434                        500,766
      Net change in
         unrealized
         appreciation/
         depreciation on
         investments                                 (15,663)                      (180,514)
                                                    --------                      ---------

   Net (loss) gain on
      investments before
      income tax expense                             (13,229)                       320,252

   Income tax expense                                      0                       (245,000)
                                                    --------                      ---------
   Net (loss) gain on
      investments                                    (13,229)                        75,252

   Net change in net assets
      from operations                               $(75,956)                       (41,907)
                                                    ========                      =========



See accompanying notes to condensed consolidated financial statements.

                  MACC PRIVATE EQUITIES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                       For the three                    For the three
                                                       months ended                     months ended
                                                       December 31, 1996                December 31, 1995
                                                       -----------------                -----------------
Cash flows from operating activities:
   Decrease in net assets
     from operations                                     $   (75,956)                         (41,907)
                                                         -----------                      -----------


   Adjustments to reconcile decrease in net assets
     from operations to net cash (used in)
     provided by operating activities:
      Change in provision for doubtful accounts               (3,594)                          (3,008)
      Net realized and unrealized
       gain on investments                                    13,229                         (320,252)
      Deferred income taxes                                        0                          245,000
      Other                                                    5,552                            5,371

   Change in assets and liabilities:
      Receivables and other assets                           213,752                        1,769,874
      Accrued interest, accounts payable, and
      other liabilities                                     (391,057)                        (226,292)
                                                         -----------                      -----------

    Total adjustments                                       (162,118)                       1,470,693
                                                         -----------                      -----------

    Net cash (used in) provided by operating
      activities:                                           (238,074)                       1,428,786
                                                         -----------                      -----------

Cash flows from investing activities:
    Proceeds from disposition of and payments on
     loans and investments in portfolio securities            46,807                        2,336,095
    Purchases of loans and investments in
     portfolio securities                                 (3,461,062)                        (681,018)
    Proceeds from disposition of other investments         5,930,278                        4,302,748
    Purchases of other investments                        (3,824,785)                      (4,788,657)
                                                         -----------                      -----------

      Net cash (used in) provided by investing
         activities                                       (1,308,762)                       1,169,168
                                                         -----------                      -----------

    Net (decrease) increase  in cash and cash
     equivalents                                          (1,546,836)                       2,597,954

Cash and cash equivalents at
    beginning of period                                    5,066,011                        6,255,803
                                                         -----------                      -----------
Cash and cash equivalents at
    end of period                                        $ 3,519,175                        8,853,757
                                                         ===========                      ===========

Supplemental disclosures of cash flow
   information:
      Cash paid during the period for interest           $   373,271                          373,271
                                                         ===========                      ===========
      Assets received in lieu of cash                    $     8,000                      $         0
                                                         ===========                      ===========


     See accompanying notes to condensed consolidated financial statements.

MACC PRIVATE EQUITIES INC.

Notes to Condensed Consolidated Financial Statements

December 31, 1996, September 30, 1996, and December 31, 1995


(1)      Basis of Presentation

         The accompanying condensed consolidated financial statements, which include the accounts of MACC Private Equities Inc. and its wholly-owned subsidiaries MorAmerica Capital Corporation and MorAmerica Realty Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for investment companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto of MACC Private Equities Inc. and Subsidiaries as of and for the year ended September 30, 1996. The information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The results of the interim period reported are not necessarily indicative of results to be expected for the year.


                  [Remainder of page intentionally left blank]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS.


         This section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by the Company pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, the Company has identified in its Annual Report to Shareholders for the fiscal year ended September 30, 1996, important factors which could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. The Company further cautions that such factors are not exhaustive or exclusive. The Company does not undertake to update any forward-looking statement which may be made from time to time by or on behalf of the Company.

                             RESULTS OF OPERATIONS

         Three Months Ended December 31, 1996, Compared to Three Months Ended December 31, 1995.

         Total investment income includes the Company's income from interest, dividends and fees. Net investment income (expense) represents total income minus operating and interest expenses, net of applicable income taxes. The main objective of portfolio company investments is to achieve capital appreciation, and realized gains and losses from, and unrealized appreciation and depreciation in, portfolio investments are not included within total investment income. However, consistent with one of the Company's long-term goals of achieving net investment income and increased earnings stability in future years, a significant proportion of new portfolio investments are structured so as to provide a current yield through interest or dividends. The Company also earns interest on short term investments of cash funds.

         During the current year, first quarter total investment income of $467,958 was approximately 24% greater than total investment income of $376,184 for the prior year first quarter. In the current year first quarter as compared to the prior year first quarter, interest income increased $90,779, dividend income decreased $35,310, and other income increased $36,305. The increase in investment income for the current year first quarter was largely due to the increased investment level and the interest on new portfolio investments. While dividend income decreased, this was offset by the increase in other income, consisting primarily of closing fees on new investments.

         Total operating expenses for the first quarter of the current year were $530,685, an increase of approximately 8% as compared to total operating expenses for the prior year first quarter of $493,343. Management fees increased from $157,517 to $171,146 in the current year first quarter as compared to the prior year first quarter due to the increase in assets under management and in other operating expenses, administrative fees associated with being a public company increased by $16,585 during the current year period as compared to the prior year period.

         During the current year first quarter, the Company recorded a net realized gain on investments before income taxes of $2,434, as compared with a net realized gain on investments before income taxes of $500,766 during the prior year period. The lower level of net realized gains on investments during the current year first quarter as compared to the prior year first quarter is consistent with the expectations of management expressed in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1996, due to the early stage in the investment cycle of most of the Company's portfolio investments. However, based upon developments subsequent to the date of this Report on Form 10- Q, management has revised its expectations regarding portfolio investment divestiture and liquidity events for the remainder of the current fiscal year, which may result in greater net realized gains on investments than previously anticipated for the current fiscal year.
Management does not attempt to maintain a comparable level of realized gains from year to year or quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities and investing in new portfolio investments.

                                  INCOME TAXES

         Due to the net investment expense and net loss on investments recorded during the first quarter of the current fiscal year, the Company did not utilize any of its deferred tax assets relating to net operating loss carryforwards at the fresh-start date, or record any increase in deferred tax assets during this period.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has relied upon several sources to fund its investment activities, including the Company's U.S. treasury bills, cash equivalents and cash, and the Small Business Investment Company ("SBIC") capital program operated by the Small Business Administration (the "SBA").

         The Company, through its wholly-owned subsidiary, MorAmerica Capital, from time to time may seek to procure additional capital through the SBIC capital program to provide a portion of its future investment capital requirements. At present, there is availability of capital through the SBIC capital program and the Company anticipates that there will be capital available in future periods. The Company also believes that recently enacted federal legislation which permits SBICs to obtain debt financing from federal home loan banks may provide an additional source of debt financing for the Company.

         As of December 31, 1996, the Company's U.S. treasury bills, certificates of deposit and cash totaled $10,529,077. The Company believes that this provides adequate funds for the Company's planned $8,500,000 in new and follow-on investment activities during the current fiscal year, of which $3,461,062 was invested during the first quarter of the current fiscal year. The Company does not now need additional capital to meet its anticipated cash requirements over the next twelve months, including investment activities, operating expenses and odd-lot shareholder stock repurchases.

         Liquidity for the next several years will not be impacted by principal payments on the Company's debentures payable because there are no scheduled principal payments until 2000. Debentures payable are composed of $10,290,000 in principal amount of SBA-guaranteed debentures issued by the Company's subsidiary, MorAmerica Capital, which mature as follows: $2,450,000 in 2000, $5,690,000 in 2001 and $2,150,000 in 2003.

         While additional capital is not anticipated to be required during the current fiscal year, the Company anticipates that it may seek additional capital in future years, either in the form of additional SBA-guaranteed debentures or participating securities issued by MorAmerica Capital or in the form of common stock of the Company, to fund growth of the Company, to meet principal payments as the outstanding SBA-guaranteed debentures become due and payable and for other corporate purposes.

                               PORTFOLIO ACTIVITY

          During the three months ended December 31, 1996, the Company invested $3,461,062 in eight portfolio companies, consisting of $2,906,372 invested in three new portfolio companies and $554,690 invested in follow-on investments in five existing portfolio companies. The Company's investment level objectives for fiscal year 1997 call for total new and follow-on investments of $8,500,000. Based upon the total amount of new and follow-on investments made during the three months ended December 31, 1996, the Company anticipates that it will achieve its investment level objectives for the current fiscal year. However, management views investment level objectives for any given year as secondary in importance to the Company's overriding concern of investing in only those portfolio companies which satisfy the Company's investment criteria.

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

The Company's use of SBA valuation procedures did not result in a material variance as of December 31, 1996, from valuations using the Securities and Exchange Commission's guidelines.

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

ITEMS 1 THOUGH 5.

         There are no items to report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits

                 (27)             Financial Data Schedule

         No other exhibits are applicable.

         (b)     Reports on Form 8-K

                 The Company filed no Reports on Form 8-K during the three months ended December 31, 1996.




               [Remainder of this page intentionally left blank]

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MACC PRIVATE EQUITIES INC.


Date: February 13, 1997                    By: /s/ David R. Schroder
      --------------------------               ----------------------------
                                               David R. Schroder, President

Date: February 13, 1997                    By: /s/ Robert A. Comey
      --------------------------               ----------------------------
                                               Robert A. Comey, Treasurer

                                EXHIBIT INDEX


Exhibit     Description                     Page
-------     -----------                     ----

 (27)       Financial Data Schedule          13