Form 10-Q
period 1997-03-31
MACC PRIVATE EQUITIES INC
filed 1997-05-14
CIK 923808

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1997
                               ----------------------------------------
                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    -------------

                       Commission file number     0-24412
                                              ---------------

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

                               (319) 363-8249
        ------------------------------------------------------------
            (Registrant's telephone number, including area code)

        ------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

     Please indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
     ---     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X   No
     ---     ---
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At March 31, 1997, the registrant had issued and outstanding 1,058,961 shares of common stock.

                                  Page 1 of 18
                        Exhibit Index appears at page 15

                                     INDEX


PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements                                            Page
                                                                           ----

           Condensed Consolidated Balance
           Sheets (Unaudited) at March 31,
           1997, and September 30, 1996...................................  3

           Condensed Consolidated Statements of
           Operations (Unaudited) for the three
           months ended March 31, 1997, and
           March 31, 1996, and the six months
           months ended March 31, 1997, and
           March 31, 1996.................................................  4

           Condensed Consolidated Statements
           of Cash Flows (Unaudited) for the six
           months ended March 31, 1997, and
           the six months ended March 31, 1996............................  5

           Notes to Condensed Consolidated
           Financial Statements...........................................  6

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results Of Operations...............  7

PART II.   OTHER INFORMATION..............................................  11

  Item 2.  Changes in Securities..........................................  11

  Item 4.  Submission of Matters to a
           Vote of Securityholders........................................  11

  Item 6.  Exhibits and Reports on Form 8-K...............................  12, 13

           Signatures.....................................................  14

EXHIBIT INDEX.............................................................  15


PART 1 -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  MACC PRIVATE EQUITIES INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                           March 31,      September 30,
                                                             1997             1996
                                                         --------------  --------------
                 Assets

Loans and investments in portfolio securities at market
        or fair value, cost of $14,693,259                 $14,239,150      11,620,748
U.S. treasury bills, at cost, which approximates market      6,777,896      12,202,414
Certificates of deposit                                      1,657,801       1,657,801
Cash                                                         3,136,000         321,191
Other assets, net                                              961,046       1,011,644
Deferred income tax                                          1,055,000       1,093,000
                                                         --------------  --------------

        Total assets                                       $27,826,893      27,906,798
                                                         ==============  ==============

        Liabilities and stockholders' equity

Liabilities:
   Debentures payable, net of discount                     $10,240,338      10,236,250
   Accrued interest                                            259,184         259,662
   Accounts payable and other liabilities                      209,924         333,117
                                                         --------------  --------------

        Total liabilities                                   10,709,446      10,829,029
                                                         --------------  --------------

Stockholders' equity:
   Common stock, $.01 par value per share;
        4,000,000 shares authorized;
        1,058,961 shares issued and
        outstanding 964,098 in 1996
        (See Note 2)                                            10,590           9,641
   Additional paid-in-capital                               15,492,575      15,492,575
   Net investment (loss) income                                (75,341)         14,077
   Net realized gain on investments                          2,143,732       1,616,869
   Unrealized depreciation on investments                     (454,109)        (55,393)
                                                         --------------  --------------

        Total stockholders' equity                         $17,117,447      17,077,769
                                                         --------------  --------------

        Total liabilities and stockholders' equity         $27,826,893      27,906,798
                                                         ==============  ==============

Net assets per share                                            $16.16          $17.71
                                                         ==============  ==============


See accompanying notes to condensed consolidated financial statements.

                           MACC PRIVATE EQUITIES INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                           For the three  For the six   For the three  For the six
                                           months ended   months ended  months ended   months ended
                                           March 31,      March 31,     March 31,      March 31,
                                               1997           1997          1996           1996
                                           -------------  ------------  -------------  ------------
Investment income:
  Interest                                 $  435,551         853,822        313,512        641,004
  Dividends                                    13,741          24,941         24,071         70,581
  Other                                        10,702          49,189          8,025         10,207
                                           ----------      ----------     ----------     ----------
       Total income                           459,994         927,952        345,608        721,792
                                           ----------      ----------     ----------     ----------

Operating expenses:
  Interest                                    223,899         449,280        220,961        441,805
  Management fees                             171,146         342,292        156,440        313,957
  Professional fees                            71,206         134,206         65,754        127,065
  Other operating expenses                    100,484         174,446         66,281        122,960
  Change in provision for
       doubtful accounts                       (1,050)         (3,854)        (3,227)        (6,235)
                                           ----------      ----------     ----------     ----------
       Total operating expenses               565,685       1,096,370        506,209        999,552
                                           ----------      ----------     ----------     ----------

       Investment expense, net
          before income tax benefit          (105,691)       (168,418)      (160,601)      (277,760)

Income tax benefit                             79,000          79,000              0              0
                                           ----------      ----------     ----------     ----------

       Investment expense net                 (26,691)        (89,418)      (160,601)      (277,760)
                                           ----------      ----------     ----------     ----------

Realized and unrealized gain on
investments:
  Net realized gain on investments            658,619         661,053        157,638        658,404
  Net change in unrealized appreciation/
       depreciation on investments           (383,053)       (398,716)       123,538        (56,976)
                                           ----------      ----------     ----------     ----------
       Net gain on investments
          before income tax expense           275,566         262,337        281,176        601,428

Income tax expense                           (117,000)       (117,000)       (12,000)      (257,000)
                                           ----------      ----------     ----------     ----------

       Net gain on investments                158,566         145,337        269,176        344,428
                                           ----------      ----------     ----------     ----------

       Net change in net assets
          from operations                  $  131,875          55,919        108,575         66,668
                                           ==========      ==========     ==========     ==========


See accompanying notes to condensed consolidated financial statements.

                  MACC PRIVATE EQUITIES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                          For the six        For the six
                                                          months ended       months ended
                                                          March 31, 1997     March 31, 1996
                                                          -----------------  ----------------
Cash flows from operating activities:
  Increase in net assets
       from operations                                     $     55,919            66,668
                                                           ------------       ------------
  Adjustments to reconcile increase in
       net assets from operations to net cash
       (used in) provided by operating activities:
         Change in provision for doubtful accounts              (4,644)            (6,235)
         Net realized and unrealized gain on investments      (262,337)          (601,428)
         Deferred income taxes                                  38,000            257,000
         Other                                                  11,183             10,858
  Change in assets and liabilities:
         Other assets                                           48,147          1,111,973
         Accrued interest, accounts payable,
           and other liabilities                              (123,671)           (54,263)
                                                           ------------       ------------

  Total adjustments                                           (293,322)            717,905
                                                           ------------       ------------

  Net cash (used in) provided by
       operating activities                                   (237,403)            784,573
                                                           ------------       ------------

Cash flows from investing activities:
  Proceeds from disposition of and payments on
     loans and investments in portfolio securities           1,404,997           2,935,672
  Purchases of loans and investments in
     portfolio securities                                   (3,761,062)         (2,076,941)
  Proceeds from disposition of other investments            12,841,180           7,838,653
  Purchases of other investments                            (8,330,424)         (7,157,383)
                                                           ------------       ------------

       Net cash provided by investing activities             2,154,691           1,540,001
                                                           ------------       ------------

Cash flows from financing activities:
  Dividend payment                                             (16,241)                  0
                                                           ------------       ------------

       Net cash used in financing activities                   (16,241)                  0
                                                           ------------       ------------

  Net increase in cash and cash equivalents                  1,901,047           2,324,574

Cash and cash equivalents at beginning of period             5,066,011           6,255,803
                                                           ------------       ------------

Cash and cash equivalents at end of period                 $ 6,967,058           8,580,377
                                                           ============       ============

Supplemental disclosures of cash flow information -
  Cash paid during the period for interest                 $   438,520             438,881
                                                           ============       ============

  Assets received in lieu of cash                          $   214,400                  0
                                                           ============       ============


See accompanying notes to condensed consolidated financial statements.

MACC PRIVATE EQUITIES INC.

Notes to Condensed Consolidated Financial Statements

March 31, 1997, September 30, 1996, and March 31, 1996


(1) Basis of Presentation

     The accompanying condensed consolidated financial statements, which include the accounts of MACC Private Equities Inc. and its wholly-owned subsidiary MorAmerica Capital Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for investment companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(2) Common Stock

     During the quarter ended March 31, 1997, the Company declared a 10% stock dividend resulting in the issuance of 94,863 shares of common stock to its shareholders. Cash of $16,141 was paid for fractional shares.


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

                             RESULTS OF OPERATIONS

     Second Quarter and Six Months Ended March 31, 1997, Compared to Second Quarter and Six Months Ended March 31, 1996

     Total investment income includes the Company's income from interest, dividends and fees. Net investment expense represents total income minus operating and interest expenses, net of applicable income taxes. The main objective of portfolio company investments is to achieve capital appreciation, and realized gains and losses from, and unrealized appreciation and depreciation in, portfolio investments are not included within total investment income. However, consistent with one of the Company's long-term goals of achieving net investment income and increased earnings stability in future years, a significant proportion of new portfolio investments are structured so as to provide a current yield through interest or dividends. The Company also earns interest on short term investments of cash funds.

     During the current year, second quarter total investment income of $459,994 was approximately 33% greater than total investment income of $345,608 for the prior year second quarter. In the current year second quarter as compared to the prior year second quarter, interest income increased $122,039, dividend income decreased $10,330, and other income increased $2,677. The increase in investment income for the current year second quarter was largely due to the increased investment level and increased interest from new portfolio investments. The increase in interest income is attributable primarily to the significant percentage of the new and follow-on portfolio investments made by the Company since March 31, 1996, that were structured as subordinated debentures.

     For the current year six-month period, total income of $927,952 increased 29% over total income of $721,792 in the prior year six-month period. For the current year six-month period as compared to the prior year six-month period, interest income increased from $641,004 to $853,822 while dividend income decreased from $70,581 to $24,941. As indicated above, the increase in investment income is primarily attributable to the significant percentage of the new and follow-on portfolio investments made by the Company since March 31, 1996, that were structured as subordinated debentures.

     Total operating expenses for the second quarter and six month period of the current year total $565,685 and $1,096,370, respectively, increases of approximately 12% and 10%, respectively, as compared to total operating expenses for the prior year second quarter of $506,209 and six-month period of $999,552. Management fees increased from $156,440 to $171,146 in the current year second quarter as compared to the prior year second quarter due to the increase in assets under management. The increase of $41,656 in other operating expenses during the current year period as compared to the prior year period was due primarily to the devaluation of an escrow asset in the amount of $32,296.

     During the current year second quarter and six month period, the Company recorded a net realized gain on investments before income taxes of $658,619 and $661,053, respectively, as compared with a net realized gain on investments before income taxes during the prior year second quarter and six month period of $157,638 and $658,404, respectively. The higher level of net realized gains on investments during the current year second quarter as compared to the current year first quarter of $2,434 is consistent with the expectations of management expressed in the Company's quarterly report on Form 10-Q for the three months ended December 31, 1996. Management does not attempt to maintain a comparable level of realized gains from year to year or quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities and investing in new portfolio investments.


                  [Remainder of page intentionally left blank]

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


     To date, the Company has relied upon several sources to fund its investment activities, including the Company's U.S. treasury bills, cash equivalents and cash, and the Small Business Investment Company ("SBIC") capital program operated by the Small Business Administration (the "SBA").

     The Company, through its wholly-owned subsidiary, MorAmerica Capital, from time to time may seek to procure additional capital through the SBIC capital program to provide a portion of its future investment capital requirements. At present, there is availability of capital through the SBIC capital program and the Company anticipates that there will be capital available in future periods. The Company also believes that federal legislation which permits SBICs to obtain debt financing from federal home loan banks may provide an additional future source of debt financing for the Company.

     As of March 31, 1997, the Company's U.S. treasury bills, certificates of deposit and cash totaled $11,571,697. The Company believes that this provides adequate funds for the Company's planned $8,500,000 in new and follow-on investment activities during the current fiscal year, of which $3,761,063 was invested during the first six months of the current fiscal year. The Company does not now need additional capital to meet its anticipated cash requirements over the next twelve months, including investment activities, operating expenses and odd-lot shareholder stock repurchases.

     Liquidity through 1999 will not be impacted by principal payments on the Company's debentures payable because there are no scheduled principal payments until 2000. Debentures payable are composed of $10,290,000 in principal amount of SBA-guaranteed debentures issued by the Company's subsidiary, MorAmerica Capital, which mature as follows: $2,450,000 in 2000, $5,690,000 in 2001 and $2,150,000 in 2003.

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

                               PORTFOLIO ACTIVITY


     During the three months ended March 31, 1997, the Company invested $300,000 in follow-on investments in two portfolio companies. For the six months ended March 31, 1997, the Company made total investments of $3,761,062 in nine portfolio companies, consisting of $2,906,372 invested in three new portfolio companies and $854,690 invested in follow-on investments in six existing portfolio companies. Subsequent to the date of this Report on Form 10-Q, the Company invested $2,887,885 in three new portfolio companies, and as of the end of April, 1997, the Company had made total new and follow-on investments of $6,648,947. The Company's investment level objectives for fiscal year 1997 call for total new and follow-on investments of $8,500,000. Based upon the total amount of new and follow-on investments made as of the end of April, 1997, which represents 78.2% of the Company's 1997 investment goal, the Company anticipates that it will achieve its investment level objectives for the current fiscal year. However, management views investment level objectives for any given year as secondary in importance to the Company's overriding concern of investing in only those portfolio companies which satisfy the Company's investment criteria.

                        DETERMINATION OF NET ASSET VALUE

     The net asset value per share of the Company's outstanding common stock is determined quarterly, as soon as practicable after and as of the end of each calendar quarter, by dividing the value of total assets minus total liabilities by the total number of shares outstanding at the date as of which the determination is made.

     In calculating the value of total assets, securities that are traded in the over-the-counter market or on a stock exchange are valued in accordance with the current valuation policies of the Small Business Administration ("SBA"). Under SBA regulations, publicly traded equity securities are valued by taking the average of the closing prices (or bid prices in the case of over-the-counter equity securities) for the valuation date and the preceding two days. This policy differs from the Securities and Exchange Commission's guidelines which utilize only a one day price measurement. The Company's use of SBA valuation procedures did not result in a material variance as of March 31, 1997, from valuations using the Securities and Exchange Commission's guidelines.

     All other investments are valued at fair value as determined in good faith by the Board of Directors. The Board of Directors has determined that all other investments will be valued initially at cost, but such valuation will be subject to semi-annual adjustments if the Board of Directors determines in good faith that cost no longer represents fair value.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     There are no items to report.

ITEM 2.   CHANGES IN SECURITIES

     At its Annual Meeting on February 25, 1997, the Board of Directors declared a stock dividend of 10% payable to shareholders of record as of March 14, 1997 and payable on March 31, 1997. On March 31, 1997 total outstanding shares increased from 964,098 to 1,058,961. In addition, on February 25, 1997, the Company held its 1997 Annual Meeting of Shareholders (the "Meeting") in Cedar Rapids, Iowa. At the Meeting, the shareholders approved a proposed amendment to the Company's Certificate of Incorporation, increasing the number of authorized shares of common stock of the Company from 2,000,000 to 4,000,000. The Company's Certificate of Incorporation was amended accordingly on March 11, 1997.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     There are no items to report.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS

     On February 25, 1997, the Company's 1997 Annual Meeting of Shareholders (the "Meeting") was held in Cedar Rapids, Iowa. A quorum of 596,991 shares, or approximately 61.5% of issued and outstanding shares as of December 31, 1996, were represented in person or by proxy at the Meeting. The shareholders considered four proposals at the Meeting.

     With respect to the first proposal, by a vote of 584,213 shares in favor of and 12,778 shares against, the shareholders elected three directors to serve until the 2000 Annual Meeting of Shareholders or until their respective successors shall be elected and qualified. These directors and the votes cast in favor of and withheld with respect to each are as follows:

          Director         For      Withheld
          ---------------  -------  --------

          Todd J. Stevens  577,758  14,401

          Henry T. Madden  578,715  13,444

          John D. Wolfe    566,018  26,141


     With regard to the second proposal, the shareholders voted to ratify the appointment of KPMG Peat Marwick LLP as independent auditors for the Company for Fiscal Year 1997 by a vote of 577,254 in favor of ratification and 3,588 against ratification, with 16,149 shares abstaining.

     The third proposal, to amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 2,000,000 to 4,000,000, was approved by the shareholders. With respect to this third proposal, the shareholders voted 512,183 in favor of the proposal and 50,759 against the proposal, with 34,049 shares abstaining.

     The fourth proposal, to approve for a one-year period the policy and practice of the Company of issuing shares of common stock of the Company at less than net asset value per share, did not receive the vote required for approval by the shareholders. With respect to this fourth proposal, the shareholders voted 392,014 in favor of the proposal and 84,797 against the proposal, with 40,786 and 79,394 abstentions and broker nonvotes, respectively.

ITEM 5.   OTHER INFORMATION

     There are no items to report.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits


            (3)(i)(a)  Certificate of Incorporation of MACC Private
                       Equities Inc.

            (3)(i)(b) Articles of Amendment to the Certificate of Incorporation of MACC Private Equities Inc., dated March 11, 1997

            (27)       Financial Data Schedule

     No other exhibits are applicable.

     (b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the three months ended March 31, 1997.



                  [Remainder of page intentionally left blank]

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MACC PRIVATE EQUITIES INC.


Date:         5/12/97               By: /s/ David Schroder
      ------------------------          --------------------------------
                                        David Schroder, President


Date:         5/12/97               By: /s/ Robert A. Comey
      ------------------------          --------------------------------
                                        Robert A. Comey, Treasurer

                                 EXHIBIT INDEX



            Exhibit                 Description                Page
            ---------               -----------                ----

            (3)(i)(a)    Certificate of Incorporation           12
                         of MACC Private Equities Inc.

            (3)(i)(b)    Articles of Amendment to the           12
                         Certificate of Incorporation of
                         MACC Private Equities Inc.,
                         dated March 11, 1997

            (27)         Financial Data Schedule                16