Form 10-Q
period 1997-06-30
MACC PRIVATE EQUITIES INC
filed 1997-08-14
CIK 923808

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1997
                              ------------------------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                         --------------  --------------

       Commission file number     0-24412
                              -------------------

                           MACC Private Equities Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                            42-1421406
  ----------------------------------------                ----------------------
  (State or other jurisdiction of incorporation               (I.R.S. Employer
          or organization)                                   Identification No.)


          101 Second Street S.E., Suite 800, Cedar Rapids, Iowa  52401
          ------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (319) 363-8249
             ---------------------------------------------------
             (Registrant's telephone number, including area code)

             ---------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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
Yes   X   No
    ----    ----
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At June 30, 1997, the registrant had issued and outstanding 1,058,961 shares of common stock.

                                     INDEX




PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements                                                       Page
 -------  --------------------                                                       ----
          Condensed Consolidated Balance
          Sheets (Unaudited) at June 30,
          1997, and September 30, 1996.............................................    3

          Condensed Consolidated Statements of
          Operations (Unaudited) for the three
          months ended June 30, 1997, and
          June 30, 1996, and the nine months
          months ended June 30, 1997, and
          June 30, 1996............................................................    4

           Condensed Consolidated Statements
           of Cash Flows (Unaudited) for the nine
           months ended June 30, 1997, and
           the nine months ended June 30, 1996.....................................    5

           Notes to Condensed Consolidated
           Financial Statements....................................................    6

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results Of Operations........................    7

PART II.   OTHER INFORMATION.......................................................    11

  Item 6.  Exhibits and Reports on Form 8-K........................................    11

           Signatures..............................................................    12

           EXHIBIT INDEX...........................................................    13

PART 1 -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  MACC PRIVATE EQUITIES INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                           June 30,      September 30,
                                                             1997           1996
                                                         --------------  --------------
                 Assets

Loans and investments in portfolio securities at market
        or fair value, cost of $17,762,386               $  17,162,642      11,620,748
U.S. treasury bills, at cost, which approximates market      4,827,384      12,202,414
Certificates of deposit                                      1,657,801       1,657,801
Cash                                                           408,784         321,191
Other assets, net                                              898,930       1,011,644
Deferred income tax                                          1,093,000       1,093,000
                                                         --------------  --------------

        Total assets                                     $  26,048,541      27,906,798
                                                         ==============  ==============

        Liabilities and stockholders' equity

Liabilities:
   Debentures payable, net of discount                   $  10,242,291      10,236,250
   Accrued interest                                            106,974         259,662
   Accounts payable and other liabilities                      126,428         333,117
                                                         --------------  --------------

        Total liabilities                                   10,475,693      10,829,029
                                                         --------------  --------------

Stockholders' equity:
   Common stock, $.01 par value per share;
        4,000,000 shares authorized;
        1,058,961 shares issued and
        outstanding 964,098 in 1996
        (See Note 2)                                            10,590           9,641
   Additional paid-in-capital                               15,492,575      15,492,575
   Net investment (loss) income                               (311,015)         14,077
   Net realized gain on investments                            980,442       1,616,869
   Unrealized depreciation on investments                     (599,744)        (55,393)
                                                         --------------  --------------

        Total stockholders' equity                       $  15,572,848      17,077,769
                                                         --------------  --------------

        Total liabilities and stockholders' equity       $  26,048,541      27,906,798
                                                         ==============  ==============

Net assets per share (See Note 2)                        $        14.71     $     17.71
                                                         ==============  ==============


See accompanying notes to condensed consolidated financial statements.

                           MACC PRIVATE EQUITIES INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                        For the three  For the nine  For the three  For the nine
                                         months ended   months ended  months ended   months ended
                                            June 30,       June 30,      June 30,       June 30,
                                              1997           1997          1996           1996
                                          ------------  ------------  -------------  ------------
  Investment income:
    Interest                               $   313,232     1,167,054        358,980       999,984
    Dividends                                   42,794        67,735         26,635        97,216
    Other                                        3,930        53,119        147,999       158,206
                                          ------------  ------------  -------------  ------------

           Total income                        359,956     1,287,908        533,614     1,255,406
                                          ------------  ------------  -------------  ------------
    Operating expenses:
      Interest                                 220,974       670,254        222,685       664,490
      Management fees                          171,146       513,438        143,119       457,076
      Professional fees                         39,025       173,231         73,630       200,695
      Other operating expenses                  85,818       260,264         80,719       203,679
     Change in provision for
           doubtful accounts                      (334)       (4,188)        (9,981)      (16,216)
                                          ------------  ------------  -------------  ------------
        Total operating expenses               516,629     1,612,999        510,172     1,509,724
                                          ------------  ------------  -------------  ------------
        Investment (expense) income,
          net before income tax expense       (156,673)     (325,091)        23,442      (254,318)

Income tax expense                             (79,000)            0              0             0
                                          ------------  ------------  -------------  ------------

        Investment (expense) income net       (235,673)     (325,091)        23,442      (254,318)
                                          ------------  ------------  -------------  ------------

Realized and unrealized (loss) gain on
investments:
  Net realized (loss) gain on investments   (1,280,290)     (619,237)       326,541       984,945
  Net change in unrealized appreciation/
        depreciation on investments           (145,636)     (544,352)      (588,799)     (645,775)
                                          ------------  ------------  -------------  ------------
        Net (loss) gain on investments
          before income tax
          benefit (expense)                 (1,425,926)   (1,163,589)      (262,258)      339,170

Income tax benefit (expense)                   117,000             0       (345,000)     (602,000)
                                          ------------  ------------  -------------  ------------

        Net loss on investments             (1,308,926)   (1,163,589)      (607,258)     (262,830)
                                          ------------  ------------  -------------  ------------

        Net change in net assets
          from operations                  $(1,544,599)   (1,488,680)      (583,816)     (517,148)
                                          ============  ============  =============  ============


See accompanying notes to condensed consolidated financial statements.

                  MACC PRIVATE EQUITIES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              For the nine   For the nine
                                                              months ended   months ended
                                                              June 30, 1997  June 30, 1996
                                                              -------------  -------------
Cash flows from operating activities:
     Decrease in net assets
       from operations                                        $  (1,488,680)     (517,148)
                                                              -------------  -------------
     Adjustments to reconcile decrease in
       net assets from operations to net cash
       (used in) provided by operating activities:
        Change in provision for doubtful accounts                    (4,928)      (17,072)
        Net realized and unrealized loss (gain) on investments    1,163,589      (339,170)
        Deferred income taxes                                             0       602,000
        Other                                                        16,684        16,233
  Change in assets and liabilities:
        Other assets                                                106,999     1,559,266
        Accrued interest, accounts payable,
          and other liabilities                                    (359,377)     (385,250)
                                                              -------------  -------------

     Total adjustments                                              922,967     1,436,007
                                                              -------------  -------------

     Net cash (used in) provided by operating activities           (565,713)      918,859
                                                              -------------  -------------
  Cash flows from investing activities:
    Proceeds from disposition of and payments on
       loans and investments in portfolio securities              1,587,627     4,333,082

     Purchases of loans and investments in
       portfolio securities                                      (8,293,110)   (4,936,703)
     Proceeds from disposition of other investments              16,951,018    12,658,207
     Purchases of other investments                              (9,327,682)  (11,368,467)
                                                              -------------  -------------

           Net cash provided by investing activities                917,853       686,119
                                                              -------------  -------------
    Cash flows from financing activities:
      Dividend payment                                              (16,241)            0
     Proceeds from issuance of common stock                               0       354,000
                                                              -------------  -------------
     Net cash (used in) provided by financing activities            (16,241)      354,000
                                                              -------------  -------------

     Net increase in cash and cash equivalents                      335,899     1,958,978

 Cash and cash equivalents at beginning of period                 5,066,011     6,255,803
                                                              -------------  -------------

 Cash and cash equivalents at end of period                    $  5,401,910     8,214,781
                                                              =============  =============
 Supplemental disclosures of cash flow information -
    Cash paid during the period for interest                   $    809,751       812,151
                                                              =============  =============
    Assets received in lieu of cash                            $    245,441             0
                                                              =============  =============

See accompanying notes to condensed consolidated financial statements.

MACC PRIVATE EQUITIES INC.

Notes to Condensed Consolidated Financial Statements

June 30, 1997, September 30, 1996, and June 30, 1996


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

(2)  Common Stock

     In the second quarter ended March 31, 1997, the Company declared a 10% stock dividend resulting in the issuance of 94,863 shares of common stock to its shareholders. Cash of $16,141 was paid for fractional shares. The Company had total shares issued and outstanding on June 30, 1997, of 1,058,961 as compared to total shares issued and outstanding on September 30, 1996, of 964,098.


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

                             RESULTS OF OPERATIONS

     Third Quarter and Nine Months Ended June 30, 1997, Compared to Third Quarter and Nine Months Ended June 30, 1996

     Total investment income includes the Company's income from interest, dividends and fees. Net investment expense represents total investment income minus operating and interest expenses, net of applicable income taxes. Total investment income does not include realized gains and losses or unrealized appreciation and depreciation in portfolio investments. However, consistent with one of the Company's long-term goals of achieving net investment income and increased earnings stability in future years, a significant proportion of new portfolio investments are structured so as to provide a current yield through interest or dividends. The Company also earns interest on short term investments of cash funds.

     During the current year, third quarter total investment income of $359,956 was approximately 33% less than total investment income of $533,614 for the prior year third quarter. In the current year third quarter as compared to the prior year third quarter, interest income decreased $45,748, dividend income increased $16,159, and other income decreased $144,069. Interest income incurred an adjustment of $70,316 attributable to a portfolio company loss during the quarter. Without this loss and interest adjustment, interest income would have been an increase over the third quarter 1996. Dividend income has increased due to a large dividend paid on one portfolio company. The decrease in other income was primarily due to lower processing fees on new investments in the current quarter, and a prior year $78,002 adjustment of an accrual for a lawsuit against a subsidiary and an estimated initial recovery under the subsidiary's insurance policy.

     For the current nine-month period, total income of $1,287,908 increased approximately 3% over total income of $1,255,406 in the prior year nine-month period. For the current year nine-month period as compared to the prior year nine-month period, interest income increased from $999,984 to $1,167,054 while dividend income decreased $97,216 to $67,735. The increase in investment income and particularly the increase in interest income during the current year nine-month period is primarily attributable to the significant percentage of the new and follow-on portfolio investments made by the Company since the end of the prior year nine-month period that were structured as subordinated debentures.

     Total operating expenses for the third quarter and nine-month period of the current year total $516,629 and $1,612,999, respectively, increases of approximately 1% and 7%, respectively, as compared to total operating expenses for the prior year third quarter of $510,172 and nine-month period of $1,509,724. Management fees increased from $143,119 to $171,146 in the current year third quarter as compared to the prior year third quarter due to the increase in assets and capital under management. The decrease of $34,605 in professional fees during the current year third quarter and $27,464 in the current year nine-month period as compared to the prior year third quarter and nine-month period was due largely to the reduced corporate legal expenses for the current periods.

     During the current year third quarter and nine-month period, the Company recorded net realized losses on investments before income taxes of $1,280,290 and $619,237, respectively, as compared with net realized gains on investments before income taxes during the prior year third quarter and nine-month period of $326,541 and $984,945, respectively. The net realized and unrealized losses on investments during the current year third quarter and nine-month period are due primarily to the write off of $1,444,989 and a write down of $144,128 of one portfolio company investment. These realized and unrealized losses were not anticipated by management, and the results for the current year periods reflect the total write off and write down of this portfolio company investment. The write off and write down of this portfolio company investment was in accordance with the company's valuation policies which provide for semi-annual valuation and interim adjustments based on portfolio company events. Management does not attempt to maintain a comparable level of realized gains from year to year or quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities and investing in new portfolio investments.



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

     As of June 30, 1997 the Company's U.S. treasury bills, certificates of deposit and cash totaled $6,893,969. The Company believes that this provides adequate funds for the Company's planned $8,500,000 in new and follow-on investment activities during the current fiscal year, of which $8,293,110 was invested during the first nine months of the current fiscal year. The Company may need additional capital to meet its anticipated cash requirements over the next twelve months, including investment activities, operating expenses and odd-lot shareholder stock repurchases.

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

                               PORTFOLIO ACTIVITY

     During the three months ended June 30, 1997, the Company invested $4,532,046 in seven portfolio companies, consisting of $4,187,917 invested in five new portfolio companies and $344,129 invested in follow-on investments in two existing portfolio companies. For the nine months ended June 30, 1997, the Company made total investments of $8,293,110 in fourteen portfolio companies, consisting of $7,094,289 invested in eight new portfolio companies and $1,198,821 invested in follow-on investments in six existing portfolio companies. The Company's investment level objectives for fiscal year 1997 call for total new and follow-on investments of $8,500,000. Based upon the total amount of new and follow-on investments made during the nine months ended June 30, 1997, the Company anticipates that it will achieve its investment level objectives for the current fiscal year. However, management views investment level objectives for any given year as secondary in importance to the Company's overriding concern of investing in only those portfolio companies which satisfy the Company's investment criteria.

                        DETERMINATION OF NET ASSET VALUE

     The net asset value per share of the Company's outstanding common stock is determined quarterly, as soon as practicable after and as of the end of each calendar quarter, by dividing the value of total assets minus total liabilities by the total number of shares outstanding at the date as of which the determination is made.

     In calculating the value of total assets, securities that are traded in the over-the-counter market or on a stock exchange are valued in accordance with the current valuation policies of the Small Business Administration ("SBA"). Under SBA regulations, publicly traded equity securities are valued by taking the average of the closing prices (or bid prices in the case of over-the-counter equity securities) for the valuation date and the preceding two days. This policy differs from the Securities and Exchange Commission's guidelines which utilize only a one day price measurement. The Company's use of SBA valuation procedures did not result in a material variance as of June 30, 1997, from valuations using the Securities and Exchange Commission's guidelines.

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

        There are no items to report.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        There are no items to report.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS

        There are no items to report.

ITEM 5.   OTHER INFORMATION

        There are no items to report.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

             (27)                Financial Data Schedule

        No other exhibits are applicable.

        (b) Reports on Form 8-K

        The Company filed no reports on Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MACC PRIVATE EQUITIES INC.


Date: 8/12/97                          By: /s/ David Schroder, President
     ------------                          ------------------------------
                                           David Schroder, President

Date: 8/12/97                          By: /s/ Robert A. Comey, Treasurer
     ------------                          ------------------------------
                                           Robert A. Comey, Treasurer

                                EXHIBIT INDEX




Exhibit                  Description                              Page
-------                  -----------                              ----
(27)               Financial Data Schedule                         15

