Form 10-K
period 1997-09-30
MACC PRIVATE EQUITIES INC
filed 1997-12-29
CIK 923808

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

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

                                            NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS           ON WHICH REGISTERED
                       NONE                         NONE

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

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF SEPTEMBER 30, 1997, WAS APPROXIMATELY $7,822,064 BASED UPON THE AVERAGE BID AND ASKED PRICE FOR SHARES OF THE REGISTRANT'S COMMON STOCK ON THAT DATE. AS OF SEPTEMBER 30, 1997, THERE WERE 1,039,615 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING, OF WHICH APPROXIMATELY 767,810 SHARES WERE HELD BY NON-AFFILIATES.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED SEPTEMBER 30, 1997, ARE INCORPORATED BY REFERENCE INTO PARTS II AND IV OF THIS REPORT. PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON FEBRUARY 24, 1998, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

                                 PAGE 1 OF 61.
                       EXHIBIT INDEX APPEARS ON PAGE: 12.

                                     PART I

ITEM 1.  BUSINESS.

     GENERAL

     MACC Private Equities Inc. (the "Corporation") was formed as a Delaware corporation on March 3, 1994. It is qualified as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").

     The Corporation has one direct wholly-owned subsidiary, MorAmerica Capital
Corporation ("MorAmerica Capital").   As of September 30, 1997, MorAmerica
Capital comprised approximately 93% of the Corporation's assets. MorAmerica Capital is an Iowa corporation incorporated in 1959 and which has been licensed as a small business investment company since that year. It has also elected treatment as a BDC under the 1940 Act.

     On March 15, 1997, MorAmerica Realty Services, Inc. ("MorAmerica Realty") (a former wholly-owned subsidiary of the Corporation), merged its wholly-owned subsidiary, Motel Services, Inc. ("Motel Services"), with and into MorAmerica Realty, and MorAmerica Realty merged with and into the Corporation on March 31, 1997. MorAmerica Realty, an Iowa corporation incorporated in 1972, previously owned a motel which had been held for liquidation. Following the sale of the motel during fiscal year 1994, the activities of MorAmerica Realty and Motel Services had been limited to an orderly wind-up of affairs.

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

     Under the 1940 Act, once a company has elected to be regulated as a BDC, it may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC unless authorized by vote of a majority, as defined in the 1940 Act, of the company's shares. In order to maintain their status as BDCs, the Corporation and MorAmerica Capital each must have at least 50% of their total assets invested in the types of portfolio companies described by Sections 55(a)(1) through 55(a)(3) of the 1940 Act. Accordingly, the Corporation and MorAmerica Capital may not withdraw their BDC elections or otherwise change their business so as to cease to qualify as BDCs without shareholder approval.

INVESTMENTS AND DIVESTITURES

     For the fiscal year ended September 30, 1997, the Corporation made total investments of $9,800,370 in nine new portfolio companies and in follow-on investments in seven existing portfolio companies. The Corporation's investment-level objectives on a consolidated basis call for new and follow-on investments of approximately $7,000,000 during fiscal year 1998.

     During fiscal year 1997, the Corporation had $1,223,420 in realized gains from the sale of investments in five portfolio companies. Over the same period, $271,318 in realized losses were recognized from one portfolio company.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There are no items to report.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the names, ages and positions of the Corporation's Executive Officers as of December 15, 1997, as well certain other information with respect to such persons:


Name               Age  Positions Currently Held     Principal Occupations
----               ---  with the Corporation         During the Past Five Years
                        ------------------------     ---------------------------

David R. Schroder  54   Director, President and      Director, President and
                        Secretary                    Secretary of the
                                                     Investment Advisor;
                                                     MorAmerica Capital;
                                                     InvestAmerica Venture
                                                     Group, Inc.; InvestAmerica
                                                     N.D. Management, Inc.; and
                                                     InvestAmerica N.D., L.L.C.

Robert A. Comey    51   Director, Executive Vice     Director, Executive Vice
                        President and Treasurer      President, Treasurer and
                                                     Assistant Secretary of
                                                     MorAmerica Capital; the
                                                     Investment Advisor;
                                                     InvestAmerica Venture
                                                     Group, Inc.; InvestAmerica
                                                     N.D. Management, Inc. and
                                                     InvestAmerica N.D., L.L.C.

Kevin F. Mullane   42   Vice President               Vice President of
                                                     MorAmerica Capital; Vice
                                                     President and Director of
                                                     the Investment Advisor;
                                                     InvestAmerica N.D.
                                                     Management, Inc.; and
                                                     InvestAmerica N.D., L.L.C.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

     Information in response to this Item is incorporated by reference to the "Shareholder Information" section of the Corporation's Annual Report to Shareholders for the fiscal year ended September 30, 1997 (the "1997 Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.

     Information in response to this Item is incorporated by reference to the "Selected Financial Data" section of the 1997 Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

     Information in response to this Item is incorporated by reference to the "Management's Discussion and Analysis" section of the 1997 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information in response to this Item is incorporated by reference to the Consolidated Financial Statements, notes thereto and report thereon contained in the 1997 Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are no items to report.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the "Election of Directors" section and the subsection captioned "Section 16(a) Reporting Compliance" of the Corporation's definitive proxy statement in connection with its 1998 Annual Meeting of Stockholders, scheduled to be held on February 24, 1998 (the "1998 Proxy Statement"). Information in response to this Item also is included under the caption "Executive Officers of the Registrant" of this Report.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information in response to this Item is incorporated by reference to the subsection captioned "Compensation of Directors and Executive Officers" of the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.

     Information in response to this Item is incorporated by reference to the subsection captioned "Stock Ownership of Certain Beneficial Owners" of the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Corporation and MorAmerica Capital each have executed an Investment Advisory Agreement with the Investment Advisor. With respect to the Corporation, the Investment Advisory Agreement provides for a management fee payable to the Investment Advisor equal to 2.5% of Assets Under Management
(as that term is defined in the Investment Advisory Agreement). With respect to MorAmerica Capital, the management fee is equal to 2.5% of Capital Under Management (as that term is defined in the Investment Advisory Agreement), not to exceed 2.5% of Assets Under Management, plus $5,000 per month through September 30, 1998. In addition, the Investment Advisor is entitled to an incentive fee under both of the Investment Advisory Agreements equal to 13.4% of the net capital gains, before taxes, on portfolio investments and from the disposition of other assets or property managed by the Investment Advisor. On July 15, 1997, the Boards of Directors of the Corporation and MorAmerica Capital approved the extension of the Corporation's and MorAmerica Capital's existing Investment Advisory Agreements for additional one-year terms. On December 16, 1997, the Boards of Directors of the Corporation and MorAmerica Capital approved certain proposed amendments to the Investment Advisory Agreements of the Corporation and MorAmerica Capital, respectively, subject to approval by the shareholders of the Corporation. Additional information with respect to the Investment Advisory Agreements is incorporated by reference to the Section captioned "Proposal 4 -- Approval of Proposed Amendments to Investment Advisory Agreements" of the 1998 Proxy Statement.

     Management fees under the Investment Advisory Agreements on a consolidated basis amounted to $684,584 for fiscal year 1997. No incentive fees were paid under the Investment Advisory Agreements during fiscal year 1997.

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

      Kevin F. Mullane                      Director, Vice President and
                                            Assistant Secretary



                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
      ON FORM 8-K.

(a)  Documents filed as part of this Report:

    1. A. The following financial statements are incorporated by reference to the 1997 Annual Report.

      Consolidated Balance Sheet at September 30, 1997
      Consolidated Statement of Operations for the year
        ended September 30, 1997
      Consolidated Statements of Changes in Net Assets
       for the years ended September 30, 1997, and September 30, 1996 Consolidated Statement of Cash Flows for the year ended
       September 30, 1997
      Notes to Consolidated Financial Statements
      Consolidated Schedule of Investments as of September 30, 1997 Notes to the Consolidated Schedule of Investments

      B. The Report of Independent Accountants with respect to the financial statements listed in A. above is incorporated by reference to the 1997 Annual Report.

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

         3.2****  By-Laws of the Corporation.

    4            See Exhibits 3.1 and 3.2.


    10.1** Investment Advisory Agreement between the Corporation and InvestAmerica Investment Advisors, Inc., dated October 1, 1994.

    10.1.a****   First Amendment to Investment Advisory Agreement between the
                 Corporation and InvestAmerica Investment Advisors, Inc., dated
                 August 1, 1996.

    10.1.b Second Amendment to Investment Advisory Agreement between the Corporation and InvestAmerica Investment Advisors, Inc., dated August 1, 1997.

    10.2** Investment Advisory Agreement between MorAmerica Capital Corporation and InvestAmerica Investment Advisors, Inc., dated October 1, 1994.

    10.2.a****   First Amendment to Investment Advisory Agreement between
                 MorAmerica Capital Corporation and InvestAmerica Investment
                 Advisors, Inc., dated August 1, 1996.

    10.2.b Second Amendment to Investment Advisory Agreement between MorAmerica Capital Corporation and InvestAmerica Investment Advisors, Inc., dated August 2, 1997.

    10.3*** Agreement between the Corporation and Zions Bancorporation, dated May 13, 1996.

    13           1997 Annual Report to Stockholders.

    21 Subsidiaries of the Corporation and jurisdiction of incorporation.

    27           Financial Data Schedule



     *Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, as filed with the Commission on May 14, 1997.

     **Incorporated by reference to Amendment No. 3 to the Corporation's Registration Statement on Form N-2, filed with the Commission on January 24, 1995 (File No. 33-79276).

     ***Incorporated by reference to the Corporation's Current Report on Form 8-K, dated May 13, 1996, filed with the Commission on May 13, 1996.

     ****Incorporated by reference to the Corporation's Annual Report on Form 10-K, for the year ended September 30, 1996, as filed with the Commission on December 27, 1996.

(b)     Reports on Form 8-K.

     No Reports on Form 8-K were filed during the three months ended September 30, 1997.


                 [Remainder of page intentionally left blank.]

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 16, 1997.


                                     /s/ David R. Schroder
                                     ----------------------------------------

                                     David R. Schroder
                                     President and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                                           Date
---------                                           ----


/s/ Paul M. Bass, Jr.                               December 16, 1997
----------------------------------                  -----------------------
Paul M. Bass. Jr.
Chairman of the Board of Directors


/s/ David R. Schroder                               December 16, 1997
----------------------------------                  -----------------------
David R. Schroder
Director, President and Secretary


/s/ Robert A. Comey                                 December 16, 1997
----------------------------------                  -----------------------
Robert A. Comey
Director, Executive Vice President
and Treasurer


/s/ Henry T. Madden                                 December 16, 1997
----------------------------------                  -----------------------
Henry T. Madden
Director


/s/ John D. Wolfe                                   December 12, 1997
----------------------------------                  -----------------------
John D. Wolfe
Director


/s/ Michael W. Dunn                                 December 12, 1997
----------------------------------                  -----------------------
Michael W. Dunn
Director


/s/ James L. Miller                                 December 16, 1997
----------------------------------                  -----------------------
James L. Miller
Director


/s/ Todd J. Stevens                                 December 16, 1997
----------------------------------                  -----------------------
Todd J. Stevens
Director

                                 EXHIBIT INDEX


Exhibit
Number   Description                                        Sequential Page
-------  -----------                                        ---------------


10.1.b   Second Amendment to Investment Advisory Agreement
         between the Corporation and InvestAmerica
         Investment Advisors, Inc., dated August 1, 1997       13

10.2.b   Second Amendment to Investment Advisory Agreement
         between MorAmerica Capital Corporation  and
         InvestAmerica Investment Advisors, Inc., dated
         August 1, 1997                                        16

13       1997 Annual Report to Stockholders                    19

21       Subsidiaries of the Corporation and Jurisdiction
         of Incorporation                                      57

27       Financial Data Schedule                               59