Form 10-Q
period 1997-12-31
MACC PRIVATE EQUITIES INC
filed 1998-02-13
CIK 923808

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES  EXCHANGE ACT OF 1934

For the  quarterly  period ended  December 31, 1997
                                  -----------------

                                       OR


         [ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------   ------------

                         Commission file number 0-24412
                                                ---------------------

                           MACC Private Equities Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Delaware                                42-1421406
    ---------------------------------------------------------------------------
    (State or other jurisdiction of incorporation              (I.R.S. Employer
                    or organization)                       Identification No.)

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


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

         At December 31, 1997, the registrant had issued and outstanding 1,039,615 shares of common stock.

                                  Page 1 of 14
                        Exhibit Index appears at page 13

                                      Index



PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements                                                           Page
                                                                                                 ----
                  Condensed Consolidated Balance
                  Sheets (Unaudited) at December 31,
                  1997, and September 30, 1997.................................................    3

                  Condensed Consolidated Statements of
                  Operations (Unaudited) for the three
                  months ended December 31, 1997, and
                  the three months ended December 31, 1996.....................................    4

                  Condensed  Consolidated  Statements of Cash Flows  (Unaudited)
                  for the three months ended December 31, 1997, and
                  the three months ended December 31, 1996.....................................    5

                  Notes to Condensed Consolidated
                  Financial Statements.........................................................    6

     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results Of Operations.............................    7

PART II. OTHER INFORMATION.....................................................................   11

     Item 6.      Exhibits and Reports on Form 8-K.............................................   11

                  Signatures...................................................................   12

EXHIBIT INDEX..................................................................................   13



PART 1 -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                  MACC PRIVATE EQUITIES INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                             December 31,             September 30,
                                                                                                1997                      1997
                                                                                             ------------             -------------
                  Assets

Loans and investments in portfolio securities at market
         or fair value, cost of $21,664,717                                                  $ 19,051,212                18,424,612
U.S. treasury bills, at cost, which approximates market                                         1,580,079                 2,928,924
Certificates of deposit                                                                         1,879,801                 1,756,801
Cash                                                                                            2,527,893                   756,754
Other assets, net                                                                                 739,098                 1,035,331
Deferred income taxes                                                                           1,077,000                 1,093,000
                                                                                             ------------              ------------

         Total assets                                                                        $ 26,855,083                25,995,422
                                                                                             ============              ============

         Liabilities and stockholders' equity

Liabilities:
     Debentures payable, net of discount                                                     $ 11,246,656                10,244,478
     Accrued interest                                                                             108,104                   259,662
     Accounts payable and other liabilities                                                        96,072                   111,440
                                                                                             ------------              ------------


         Total liabilities                                                                     11,450,832                10,615,580
                                                                                             ------------              ------------

Stockholders' equity:
     Common stock, $.01 par value per share;
         4,000,000 shares authorized;
         1,039,615 shares issued and outstanding                                                   10,396                    10,396
     Additional paid-in-capital                                                                15,312,381                15,312,381
     Net investment income                                                                       (198,306)                 (239,290)

     Net realized gain on investments                                                           2,893,285                 2,551,781
     Unrealized depreciation on investments                                                    (2,613,505)               (2,255,426)
                                                                                             ------------              ------------


         Total stockholders' equity                                                          $ 15,404,251                15,379,842
                                                                                             ------------              ------------

         Total liabilities and stockholders' equity                                          $ 26,855,083                25,995,422
                                                                                             ============              ============

Net assets per share                                                                         $      14.82              $      14.79
                                                                                             ============              ============

See accompanying notes to condensed consolidated financial statements.

                           MACC PRIVATE EQUITIES INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                                                               For the three         For the three
                                                                                                months ended          months ended
                                                                                                December 31,           December 31,
                                                                                                   1997                    1996
                                                                                                ------------         --------------
Investment income:
     Interest                                                                                    $ 429,046                  418,271
     Dividends                                                                                      78,043                   11,200
     Other                                                                                          52,161                   38,487
                                                                                                 ---------                ---------

         Total income                                                                              559,250                  467,958
                                                                                                 ---------                ---------

Operating expenses:
     Interest                                                                                      223,891                  225,381
     Management fees                                                                               162,965                  171,146
     Professional fees                                                                              48,542                   63,000
     Other                                                                                          55,868                   71,158
                                                                                                 ---------                ---------

         Total operating expenses                                                                  491,266                  530,685
                                                                                                 ---------                ---------

         Investment income (expense),
              net before income tax expense                                                         67,984                  (62,727)

Income tax expense                                                                                 (27,000)                       0
                                                                                                 ---------                ---------

         Investment income (expense), net                                                           40,984                  (62,727)
                                                                                                 ---------                ---------

Realized  and unrealized gain (loss) on investments:
     Net realized gain on investments                                                              330,504                    2,434
     Net change in unrealized appreciation/
          depreciation on investments                                                             (358,079)                 (15,663)
                                                                                                 ---------                ---------

         Net loss on investments
              before income tax benefit                                                            (27,575)                 (13,229)

Income tax benefit                                                                                  11,000                        0
                                                                                                 ---------                ---------

         Net loss on investments                                                                   (16,575)                 (13,229)
                                                                                                 ---------                ---------

         Net change in net assets
              from operations                                                                    $  24,409                  (75,956)
                                                                                                 =========                =========



See accompanying notes to condensed consolidated financial statements.

                   MACC PRIVATE EQUITIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                                     For the three    For the three
                                                                                                      months ended     months ended
                                                                                                       December 31,     December 31,
                                                                                                          1997              1996
                                                                                                     --------------   --------------
Cash flows from operating activities:

     Increase (decrease) in net assets
         from operations                                                                             $    24,409            (75,956)
                                                                                                     -----------        -----------

     Adjustments to reconcile increase  (decrease)
         in net assets from operations to net cash
         provided by (used in) operating activities:
            Change in provision for doubtful accounts                                                     (3,060)            (3,594)
            Net realized and unrealized loss on investments                                               27,575             13,229
            Deferred income taxes                                                                         16,000                  0
            Other                                                                                          6,017              5,552
     Change in assets and liabilities:
            Other assets                                                                                 295,454            213,752
            Accrued interest, accounts payable,
                 and other liabilities                                                                  (166,926)          (391,057)
                                                                                                     -----------        -----------

     Total adjustments                                                                                   175,060           (162,118)
                                                                                                     -----------        -----------

     Net cash provided by (used in) operating activities                                                 199,469           (238,074)
                                                                                                     -----------        -----------

Cash flows from investing activities:
     Proceeds from disposition of and payments on
          loans and investments in portfolio securities                                                1,115,101             46,807
     Purchases of loans and investments in
          portfolio securities                                                                        (1,769,276)
                                                                                                                         (3,461,062)
     Proceeds from disposition of other investments                                                    1,947,073          5,930,278
     Purchases of other investments                                                                   (1,795,940)        (3,824,785)
                                                                                                     -----------        -----------

         Net cash used in investing activities                                                          (503,042)        (1,308,762)
                                                                                                     -----------        -----------


Cash flows from financing activities -
     Proceeds from issuance of long term debentures                                                    1,000,000                  0
                                                                                                     -----------        -----------

     Net increase (decrease)  in cash and cash equivalents                                               696,427         (1,546,836)

Cash and cash equivalents at beginning of period                                                       2,902,406          5,066,011
                                                                                                     -----------        -----------

Cash and cash equivalents at end of period                                                           $ 3,598,833          3,519,175
                                                                                                     ===========        ===========

Supplemental disclosures of cash flow information -
     Cash paid during the period for interest                                                        $   373,271            373,271
                                                                                                     ===========        ===========

     Assets received in lieu of cash                                                                 $         0              8,000
                                                                                                     ===========        ===========


See accompanying notes to condensed consolidated financial statements.

MACC PRIVATE EQUITIES INC.

Notes to Condensed Consolidated Financial Statements

December 31, 1997, September 30, 1997, and December 31, 1996


(1)      Basis of Presentation

         The accompanying condensed consolidated financial statements, which include the accounts of MACC Private Equities Inc. and its wholly-owned subsidiary MorAmerica Capital Corporation (the "Corporation") have been prepared in accordance with generally accepted accounting principles for investment companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto of MACC Private Equities Inc. and its Subsidiary as of and for the year ended September 30, 1997. The information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The results of the interim period reported are not necessarily indicative of results to be expected for the year.





                  [Remainder of page intentionally left blank]

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS

         This section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by the Corporation pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, the Corporation has identified in its Annual Report to Shareholders for the fiscal year ended September 30, 1997, important factors which could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Corporation. The Corporation further cautions that such factors are not exhaustive or exclusive. The Corporation does not undertake to update any forward-looking statement which may be made from time to time by or on behalf of the Corporation.

                              RESULTS OF OPERATIONS

         Three Months Ended December 31, 1997, Compared to Three Months Ended December 31, 1996

         Total investment income includes the Corporation's income from interest, dividends and fees. Net investment income/expense represents total investment income minus operating and interest expenses, net of applicable income taxes. The main objective of portfolio company investments is to achieve capital appreciation, realized gains, and unrealized appreciation in the portfolio. These are not included in net investment income. However, another one of the Corporation's long-term goals is to achieve net investment income and increased earnings stability in future years. In this regard, a significant proportion of new portfolio investments are structured so as to provide a current yield through interest or dividends. The Corporation also earns interest on short term investments of cash funds.

         During the current year, first quarter total investment income of $559,250 was approximately 20% greater than total investment income of $467,958 for the prior year first quarter. In the current year first quarter as compared to the prior year first quarter, interest income increased $10,775, dividend income increased $66,843, and other income (which consists primarily of commitment fees earned with respect to portfolio investments) increased $13,674. The increase in dividend income is attributable to dividends received from four portfolio companies, one of which was not a portfolio company of the Corporation during the prior year period, and another of which had not paid a dividend during the prior year period but made a full year dividend payment during the current year period. It is anticipated dividend income will continue to increase over future periods.

         Total operating expenses for the first quarter of the current year were $491,266, a decrease of approximately 7% as compared to total operating expenses for the prior year first quarter of $530,685. Professional fees decreased by $14,458 and other expenses, which includes administrative expenses associated with being a public company, decreased by $15,290. Management fees decreased from $171,146 to $162,965 in the current year first quarter as compared to the prior year first quarter due to the decrease in assets under management.

         During the current year first quarter, the Corporation recorded net realized gain on investments before income taxes of $330,504, as compared with net realized gain on investments before income taxes of $2,434 during the prior year period. The higher level of net realized gains on investment is primarily due to the sale of one portfolio company. Management does not attempt to maintain a comparable level of realized gains from year to year or quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities and investing in new portfolio investments.

         The Corporation recorded net change in unrealized appreciation/ depreciation on investments of ($358,079) during the current year first quarter, as compared to ($15,663) during the prior year first quarter. Net change in unrealized appreciation/depreciation on investments represents the change for the period in the unrealized appreciation on the Corporation's total investment portfolio net of unrealized depreciation on the Corporation's total portfolio investment. Generally, when the Corporation increases the fair value of a portfolio investment above its cost, the unrealized appreciation item for the portfolio as a whole increases, and when the Corporation decreases the fair value of a portfolio investment below its cost, the unrealized depreciation item for the portfolio as a whole increases. When the Corporation sells an appreciated portfolio investment for a gain, unrealized appreciation for the portfolio as a whole decreases as the gain is realized. Similarly, when the Corporation sells a depreciated portfolio investment for a loss, unrealized depreciation for the portfolio as a whole decreases as the loss is realized. The net change in unrealized appreciation/depreciation on investments of ($358,079) recorded during the current year first quarter is the net effect of the sale of one appreciated portfolio investment for a gain of approximately $320,000, and a decrease of approximately $38,000 in the fair value of one portfolio investment.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         To date, the Corporation has relied upon several sources to fund its investment activities, including the Corporation's U.S. treasury bills, cash equivalents and cash, and the Small Business Investment Company ("SBIC") capital program operated by the Small Business Administration (the "SBA").

         The Corporation, through its wholly-owned subsidiary, MorAmerica Capital, from time to time may seek to procure additional capital through the SBIC capital program to provide a portion of its future investment capital requirements. At present, there is availability of capital for the next three years in commitment periods of up to five years through the SBIC capital program and the Corporation anticipates that there will be capital available in future periods. The Corporation also believes that recently enacted federal legislation which permits SBICs to obtain debt financing from federal home loan banks may provide an additional future source of debt financing for the Corporation.

         As of December 31, 1997, the Corporation's U.S. treasury bills, certificates of deposit and cash totaled $5,987,773. The Corporation obtained $1,000,000 in new SBA Guaranteed Debentures in December 1997 and plans to obtain an additional $1,000,000 this fiscal year. The Corporation believes that its existing U.S. treasury bills, certificates of deposit and cash, together with the proceeds from the additional $1,000,000 in SBA guaranteed debentures and other anticipated cash flows, will provide adequate funds for the Corporation's anticipated cash requirements during the current fiscal year, including portfolio investment activities, odd-lot shareholder stock repurchases and administrative expenses. The Corporation has planned $7,000,000 in new and follow-on investment activities during the current fiscal year, of which $1,769,276 was invested during the first quarter of the current fiscal year.

         Liquidity for the next two years will not be impacted by principal payments on the Corporation's debentures payable because there are no scheduled principal payments until 2000. Debentures payable are composed of $11,290,000 in principal amount of SBA-guaranteed debentures issued by the Corporation's subsidiary, MorAmerica Capital, which mature as follows: $2,450,000 in 2000, $5,690,000 in 2001, $2,150,000 in 2003 and $1,000,000 in 2007. It is anticipated
MorAmerica Capital would be able to roll over this debt with new ten year debentures when it matures.

         The Corporation anticipates that it may seek additional capital, either in the form of additional SBA-guaranteed debentures issued by MorAmerica Capital or in the form of common stock of the Corporation, to fund growth of the Corporation, to meet principal payments, if necessary, as the outstanding SBA-guaranteed debentures become due and payable and for other corporate purposes.

                               PORTFOLIO ACTIVITY

         During the three months ended December 31, 1997, the Corporation invested $1,769,276 in seven portfolio companies, consisting of $1,277,500 invested in two new portfolio companies and $491,776 invested in follow-on investments in five existing portfolio companies. The Corporation's investment level objectives for fiscal year 1998 call for total new and follow-on investments of $7,000,000. Based upon the total amount of new and follow-on investments made during the three months ended December 31, 1997, the Corporation anticipates that it will achieve its investment level objectives for the current fiscal year. However, management views investment level objectives for any given year as secondary in importance to the Corporation's overriding concern of investing in only those portfolio companies which satisfy the Corporation's investment criteria.

                        DETERMINATION OF NET ASSET VALUE

         The net asset value per share of the Corporation's outstanding common stock is determined quarterly, as soon as practicable after and as of the end of each calendar quarter, by dividing the value of total assets minus total liabilities by the total number of shares outstanding at the date as of which the determination is made.

         In calculating the value of total assets, securities that are traded in the over-the-counter market or on a stock exchange are valued in accordance with the current valuation policies of the Small Business Administration ("SBA"). Under SBA regulations, publicly traded equity securities are valued by taking the average of the closing prices (or bid prices in the case of over-the-counter equity securities) for the valuation date and the preceding two days. This policy differs from the Securities and Exchange Commission's guidelines which utilize only a one day price measurement. The Corporation's use of SBA valuation procedures did not result in a material variance as of December 31, 1997, from valuations using the Securities and Exchange Commission's guidelines.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  (27)     Financial Data Schedule

         No other exhibits are applicable.

         (b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the three months ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                MACC PRIVATE EQUITIES INC.


Date: 2/12/98                                   By: /s/ David Schroder
     -------------------------                     -----------------------------
                                                   David Schroder, President


Date: 2/12/98                                   By: /s/ Robert A. Comey
     ------------------------                      -----------------------------
                                                   Robert A. Comey, Treasurer

                                  EXHIBIT INDEX


Exhibit                    Description                                 Page
-------                    -----------                                 ----

(27)                  Financial Data Schedule                           14