Form 10-Q
period 1998-03-31
MACC PRIVATE EQUITIES INC
filed 1998-05-15
CIK 923808

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to____________

                         Commission file number 0-24412

                           MACC Private Equities Inc.
             (Exact name of registrant as specified in its charter)

                  Delaware                              42-1421406
(State or other jurisdiction of incorporation           (I.R.S. Employer
               or organization)                      Identification No.)

            101 Second Street SE, Suite 800, Cedar Rapids, Iowa 52401
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (319) 363-8249
              (Registrant's telephone number, including area code)



      (Former name, former address and former fiscal year, if changed since last report)

         Please indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At March 31, 1998, the registrant had issued and outstanding 1,246,392 shares of common stock.

                                  Page 1 of 17
                        Exhibit Index appears at page 14

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                               Page

         Condensed Consolidated Balance
         Sheets (Unaudited) at March 31,
         1998, and September 30, 1997..................................       3

         Condensed Consolidated Statements of
         Operations (Unaudited) for the three
         months ended March 31, 1998, and
         March 31, 1997, and the six months
         ended March 31, 1998 and March 31, 1997.......................       4

         Condensed Consolidated Statements
         of Cash Flows (Unaudited) for the six
         months ended March 31, 1998, and
         the six months ended March 31, 1997...........................       5

         Notes to Condensed Consolidated
         Financial Statements..........................................       6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results Of Operations..............       7

PART II. OTHER INFORMATION.............................................      11

Item 2.  Changes in Securities.........................................      11

Item 4.  Submission of Matters to a
         Vote of Security Holders......................................      11

Item 6.  Exhibits and Reports on Form 8-K..............................      12

         Signatures.....................................................     13

EXHIBIT INDEX..........................................................      14

PART 1 -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   MACC PRIVATE EQUITIES INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                            March 31,     September 30,
                                                              1998            1997
                                                          ------------    ------------
                  Assets

Loans and investments in portfolio securities at market
         or fair value, cost of $23,085,659               $ 22,591,436      18,424,612
U.S. treasury bills, at cost, which approximates market      1,500,533       2,928,924
Certificates of deposit                                      1,977,801       1,756,801
Cash                                                         1,213,848         756,754
Other assets, net                                              798,469       1,035,331
Deferred income taxes                                          501,000       1,093,000
                                                          ------------    ------------
         Total assets                                     $ 28,583,087      25,995,422
                                                          ============    ============

         Liabilities and stockholders' equity

Liabilities:
     Debentures payable, net of discount                  $ 11,248,922      10,244,478
     Accrued interest                                          281,126         259,662
     Accounts payable and other liabilities                    114,611         111,440
                                                          ------------    ------------
         Total liabilities                                  11,644,659      10,615,580
                                                          ------------    ------------

Stockholders' equity:
     Common stock, $.01 par value per share;
         4,000,000 shares authorized;
         1,246,392 shares issued and                            12,464          10,396
         outstanding, 1,039,615 in 1997
         (See Note 2)
     Additional paid-in-capital                             15,312,381      15,312,381
     Net investment loss                                      (213,058)       (239,290)
     Net realized gain on investments                        2,275,863       2,551,781
     Unrealized depreciation on investments                   (449,222)     (2,255,426)
                                                          ------------    ------------
         Total stockholders' equity                       $ 16,938,428      15,379,842
                                                          ------------    ------------

         Total liabilities and stockholders' equity       $ 28,583,087      25,995,422
                                                          ============    ============

Net assets per share (See Note 2)                         $      13.59    $      12.34
                                                          ============    ============

See accompanying notes to condensed consolidated financial statements.

                           MACC PRIVATE EQUITIES INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                               For the three   For the six   For the three   For the six
                                                months ended   months ended   months ended   months ended
                                                 March 31,       March 31,      March 31,      March 31,
                                                   1998            1998           1997           1997
                                                -----------    -----------    -----------    -----------
Investment income:
     Interest                                   $   461,491        890,537        435,551        853,822
     Dividends                                       28,875        106,918         13,741         24,941
     Other                                           62,935        115,096         10,702         49,189
                                                -----------    -----------    -----------    -----------
         Total income                               553,301      1,112,551        459,994        927,952
                                                -----------    -----------    -----------    -----------

Operating expenses:
     Interest                                       240,537        464,428        223,899        449,280
     Management fees                                165,622        328,587        171,146        342,292
     Professional fees                               51,075         99,617         71,206        134,206
     Other                                          120,720        176,588         99,434        170,592
                                                -----------    -----------    -----------    -----------
         Total operating expenses                   577,954      1,069,220        565,685      1,096,370
                                                -----------    -----------    -----------    -----------

         Investment (expense)  income,
              net before income tax
              (expense) benefit                     (24,653)        43,331       (105,691)      (168,418)

Income tax benefit (expense)                          9,900        (17,100)        79,000         79,000
                                                -----------    -----------    -----------    -----------

         Investment (expense)  income, net          (14,753)        26,231        (26,691)       (89,418)
                                                -----------    -----------    -----------    -----------

Realized  and unrealized gain on investments:
     Net realized (loss) gain on investments        (19,999)       310,505        658,619        661,053
     Net change in unrealized appreciation/
          depreciation on investments             2,119,283      1,761,204       (383,053)      (398,716)
                                                -----------    -----------    -----------    -----------
         Net gain on investments
              before income tax expense           2,099,284      2,071,709        275,566        262,337

Income tax expense                                 (585,900)      (574,900)      (117,000)      (117,000)
                                                -----------    -----------    -----------    -----------

         Net gain on investments                  1,513,384      1,496,809        158,566        145,337
                                                -----------    -----------    -----------    -----------

         Net change in net assets
              from operations                   $ 1,498,631      1,523,040        131,875         55,919
                                                ===========    ===========    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                   MACC PRIVATE EQUITIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              For the six    For the six
                                                              months ended   months ended
                                                               March  31,     March 31,
                                                                  1998           1997
                                                              -----------    -----------
Cash flows from operating activities:
     Increase in net assets from operations                   $ 1,523,040         55,919
                                                              -----------    -----------

     Adjustments to reconcile increase in
         net assets from operations to net cash
         provided by (used in) operating activities:
            Change in provision for doubtful accounts              (4,202)        (4,644)
            Net realized and unrealized loss on investments    (2,071,709)      (262,337)
            Deferred income taxes                                 592,000         38,000
            Other                                                  12,706         11,183
     Change in assets and liabilities:
            Other assets                                          277,802         48,147
            Accrued interest, accounts payable,
                 and other liabilities                              4,636       (123,671)
                                                              -----------    -----------
     Total adjustments                                         (1,188,767)      (293,322)
                                                              -----------    -----------

     Net cash provided by (used in) operating activities          334,273       (237,403)
                                                              -----------    -----------
Cash flows from investing activities:
     Proceeds from disposition of and payments on
          loans and investments in portfolio securities         1,134,832      1,404,997
     Purchases of loans and investments in
          portfolio securities                                 (3,209,948)    (3,761,062)
     Proceeds from disposition of other investments             3,638,173     12,841,180
     Purchases of other investments                            (2,982,940)    (8,330,424)
                                                              -----------    -----------

     Net cash (used in) provided by investing activities       (1,419,883)     2,154,691
                                                              -----------    -----------
Cash flows from financing activities -
     Dividend payment                                              (9,454)       (16,241)
     Proceeds from issuance of long term debentures             1,000,000              0
                                                              -----------    -----------

     Net cash provided by (used in) financing activities          990,546        (16,241)
                                                              -----------    -----------
     Net (decrease) increase in cash and cash equivalents         (95,064)     1,901,047

Cash and cash equivalents at beginning of period                2,902,406      5,066,011
                                                              -----------    -----------
Cash and cash equivalents at end of period                    $ 2,807,342      6,967,058
                                                              ===========    ===========

Supplemental disclosures of cash flow information -
     Cash paid during the period for interest                 $   438,520        438,520
                                                              ===========    ===========
     Assets received in lieu of cash                          $         0        214,400
                                                              ===========    ===========

See accompanying notes to condensed consolidated financial statements.

MACC PRIVATE EQUITIES INC.

Notes to Condensed Consolidated Financial Statements

March 31, 1998, September 30, 1997, and March 31, 1997


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

(2)       Common Stock

         During the quarter ended March 31, 1998, the Corporation declared a 20% stock dividend effected in the form of a stock split resulting in the issuance of 206,777 shares of Common stock to its shareholders. Cash of $9,454.50 was paid for fractional shares. The September 30, 1997 net assets per share is computed as if the stock dividend occurred at that date.



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

                              RESULTS OF OPERATIONS

         Second Quarter and Six Months Ended March 31, 1998, Compared to Second Quarter and Six Months Ended March 31, 1997

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

         During the current year second quarter total investment income of $553,301 was approximately 20% greater than total investment income of $459,994 for the prior year second quarter. In the current year second quarter as compared to the prior year second quarter, interest income increased $25,940, dividend income increased $15,134, and other income increased $52,233. The increase in investment income for the current year second quarter was largely due to the increased investment in new portfolio companies. The Corporation received an insurance settlement of $19,180 and a $27,847 payment from escrow in one portfolio company previously sold. The increase in other income for the current year second quarter was largely attributable to these two non-recurring items. Dividends were received on two portfolio companies as these newer investments began to declare dividends. The increase in interest income is attributable primarily to the significant percentage of new and follow-on portfolio investments made by the Corporation that were structured as subordinated debentures.

During the current year six-month period, total income of $1,112,551 increased 20% over total income of $927,952 in the prior year six-month period. For the current year six-month period as compared to the prior year six-month period, interest income increased from $853,822 to $890,537, dividend income increased from $24,941 to $106,918 and other income increased from $49,189 to $115,096. As indicated above, the increase in investment income is primarily due to the increased investment in new portfolio companies.

         Total operating expenses for the second quarter and six-month period of the current year total $577,954 and $1,069,220, respectively, an increase and a decrease of approximately 2%, respectively, as compared to total operating expenses for the prior year second quarter of $565,685 and six-month period of $1,096,370. Interest increased by $16,638 due to the additional $1,000,000 in new SBA Guaranteed Debentures borrowed in December 1997. Professional fees decreased by $20,131, and other expenses, which includes administrative expenses associated with being a public corporation, increased by $21,286.

         During the current year second quarter and six-month period, the Corporation recorded net realized gain on investments before income taxes of ($19,999) and $310,505, respectively, as compared with net realized gain on investments before income taxes during the prior year second quarter and six-month period of $658,619 and $661,053, respectively. Management does not attempt to maintain a comparable level of realized gains from year to year or quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities and investing in new portfolio investments. The Corporation anticipates that further gains will be achieved in 1998 and that the Corporation will exceed its forecasted year end net asset value.

         The Corporation recorded net change in unrealized appreciation/depreciation on investments of $2,119,283 and $1,761,204, respectively, during the current year second quarter and six-month period, as compared to ($383,053) and ($398,716) during the prior year second quarter and six-month period. Net change in unrealized appreciation/depreciation on investments represents the change for the period in the unrealized appreciation on the Corporation's total investment portfolio net of unrealized depreciation on the Corporation's total portfolio investment. Generally, when the Corporation increases the fair value of a portfolio investment above its cost, the unrealized appreciation item for the portfolio as a whole increases, and when the Corporation decreases the fair value of a portfolio investment below its cost, the unrealized depreciation item for the portfolio as a whole increases. When the Corporation sells an appreciated portfolio investment for a gain, unrealized appreciation for the portfolio as a whole decreases as the gain is realized. Similarly, when the Corporation sells a depreciated portfolio investment for a loss, unrealized depreciation for the portfolio as a whole decreases as the loss is realized. The net change in unrealized appreciation/depreciation on investments of $2,119,283 recorded during the current year second quarter is the result of valuation adjustments taken at the semi-annual valuation review of the portfolio. Approximately $882,166 of this adjustment reflects the appropriate realized value recorded by the Corporation on an exchange subsequent to March 31, 1998 of equity in one company for a publicly traded stock. This amount will be a realized gain in the third quarter.

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

         As of March 31, 1998, the Corporation's U.S. treasury bills, certificates of deposit and cash totaled $4,692,182. The Corporation borrowed $1,000,000 in new SBA Guaranteed Debentures in December 1997 and obtained a commitment for an additional $1,000,000 in March 1998. The Corporation believes that its existing U.S. treasury bills, certificates of deposit and cash, together with the proceeds from the additional $1,000,000 in SBA guaranteed debentures and other anticipated cash flows, will provide adequate funds for the Corporation's anticipated cash requirements during the current fiscal year, including portfolio investment activities and administrative expenses. The Corporation has planned $7,000,000 in new and follow-on investment activities during the current fiscal year, of which $3,209,948 was invested during the first six months of the current fiscal year.

         Liquidity for the next two years will not be impacted by principal payments on the Corporation's debentures payable because there are no scheduled principal payments until 2000. Debentures payable are composed of $11,290,000 in principal amount of SBA-guaranteed debentures issued by the Corporation's subsidiary, MorAmerica Capital, which mature as follows: $2,450,000 in 2000, $5,690,000 in 2001, $2,150,000 in 2003 and $1,000,000 in 2007. It is anticipated
MorAmerica Capital would be able to roll over this debt with new ten year debentures when it matures. MorAmerica Capital is applying for a 5 year commitment of leverage from SBA which will include commitments to refinance these debentures for another 10 year term.

         The Corporation anticipates that it may seek additional capital, either in the form of additional SBA-guaranteed debentures issued by MorAmerica Capital or in the form of common stock of the Corporation, to fund growth of the Corporation, to meet principal payments, if necessary, as the outstanding SBA-guaranteed debentures become due and payable and for other corporate purposes.

                               PORTFOLIO ACTIVITY

         During the six months ended March 31, 1998, the Corporation invested $3,209,948 in eight portfolio companies, consisting of $2,718,172 invested in three new portfolio companies and $491,776 invested in follow-on investments in five existing portfolio companies. The Corporation's investment level objectives for fiscal year 1998 call for total new and follow-on investments of $7,000,000. Based upon the total amount of new and follow-on investments made during the six months ended March 31, 1998, the Corporation anticipates that it will achieve its investment level objectives for the current fiscal year. However, management views investment level objectives for any given year as secondary in importance to the Corporation's overriding concern of investing in only those portfolio companies which satisfy the Corporation's investment criteria.

                        DETERMINATION OF NET ASSET VALUE

         The net asset value per share of the Corporation's outstanding common stock is determined quarterly, as soon as practicable after and as of the end of each calendar quarter, by dividing the value of total assets minus total liabilities by the total number of shares outstanding at the date as of which the determination is made.

         In calculating the value of total assets, securities that are traded in the over-the-counter market or on a stock exchange are valued in accordance with the current valuation policies of the Small Business Administration ("SBA"). Under SBA regulations, publicly traded equity securities are valued by taking the average of the closing prices (or bid prices in the case of over-the-counter equity securities) for the valuation date and the preceding two days. This policy differs from the Securities and Exchange Commission's guidelines which utilize only a one day price measurement. The Corporation's use of SBA valuation procedures did not result in a material variance as of March 31, 1998, from valuations using the Securities and Exchange Commission's guidelines.

         All other investments are valued at fair value as determined in good faith by the Board of Directors. The Board of Directors has determined that all other investments will be valued initially at cost, but such valuation will be subject to semi-annual adjustments if the Board of Directors determines in good faith that cost no longer represents fair value.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are no items to report.

ITEM 2.  CHANGES IN SECURITIES

         At its Annual Meeting on February 24, 1998, the Board of Directors declared a stock dividend of 20% payable to shareholders of record as of March 13, 1998 and payable on March 31, 1998. On March 31, 1998 total outstanding shares increased from 1,039,615 to 1,246,392.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There are no items to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS

         On February 24, 1998, the Company's 1998 Annual Meeting of Shareholders (the "Meeting") was held in Cedar Rapids, Iowa. A quorum of 681,357 shares, or approximately 65.549% of issued and outstanding shares as of December 31, 1997, were represented in person or by proxy at the Meeting. The shareholders considered four proposals at the Meeting.

         With respect to the first proposal, by a vote of 656,742 shares in favor of and 24,615 shares against, the shareholders elected two directors to serve until 2001 Annual Meeting of Shareholders or until their respective successors shall be elected and qualified. These directors and the votes cast in favor of and withheld with respect to each are as follows:

         Director                   For              Withheld

         Michael W. Dunn            656,283          25,074

         James L. Miller            653,853          27,504

         With regard to the second proposal, the shareholders voted to ratify the appointment of KPMG Peat Marwick LLP as independent auditors for the Company for Fiscal Year 1998 by a vote of 652,415 in favor of ratification and 16,024 against ratification, with 12,918 shares abstaining.

         The third proposal, to approve for a one-year period the policy and practice of the Corporation of issuing up to 300,000 shares of Common stock of the Corporation at not less than 90% of net asset value per share, was approved by the shareholders. With respect to this third proposal, the shareholders voted 545,553 in favor of the proposal and 42,322 against the proposal, with 47,559 shares abstaining.

         The fourth proposal, to approve certain proposed amendments to the Investment Advisory Agreements of the Corporation and MorAmerica Capital, was approved by the stockholders. With respect to this fourth proposal, the shareholders voted 583,193 in favor of the proposal and 34,786 against the proposal, with 57,096 shares abstaining.

ITEM 5.   OTHER INFORMATION

         There are no items to report.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  (27)     Financial Data Schedule

         No other exhibits are applicable.

         (b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MACC PRIVATE EQUITIES INC.


Date:  5/12/98                           By:/s/ David Schroder
                                            ------------------------------------
                                            David Schroder, President


Date:  5/12/98                           By:/s/ Robert A. Comey
                                            ------------------------------------
                                            Robert A. Comey, Treasurer

                                  EXHIBIT INDEX


Exhibit                    Description                                 Page

(27)                  Financial Data Schedule                           15