Form 10-Q
period 1998-06-30
MACC PRIVATE EQUITIES INC
filed 1998-08-13
CIK 923808

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1998
                               ------------------------------------------------

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to____________

                       Commission file number     0-24412
                                              -------------------------

                           MACC Private Equities Inc.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                      42-1421406
 ---------------------------------------------               -------------------
 (State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                              Identification No.)

           101 Second Street SE, Suite 800, Cedar Rapids, Iowa 52401
         -------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (319) 363-8249
           ---------------------------------------------------------
              (Registrant's telephone number, including area code)

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
Yes   X   No
    ----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At June 30, 1998, the registrant had issued and outstanding 1,246,392 shares of common stock.

                                  Page 1 of 17
                        Exhibit Index appears at page 14

                                     INDEX


PART I.        FINANCIAL INFORMATION

    Item 1.    Financial Statements                                        Page
    ------     --------------------                                        ----
               Condensed Consolidated Balance
               Sheets (Unaudited) at June 30, 1998, and
               September 30, 1997.......................................    3

               Condensed Consolidated Statements of
               Operations (Unaudited) for the three
               months ended June 30, 1998, and
               June 30, 1997, and the nine months
               ended June 30, 1998 and June 30, 1997....................    4

               Condensed Consolidated Statements
               of Cash Flows (Unaudited) for the nine
               months ended June 30, 1998, and
               the nine months ended June 30, 1997......................    5

               Notes to Condensed Consolidated
               Financial Statements.....................................    6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results Of Operations.........    7

PART II.       OTHER INFORMATION........................................    12

    Item 6.    Exhibits and Reports on Form 8-K.........................    12

               Signatures...............................................    13

EXHIBIT INDEX...........................................................    14

PART 1 -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  MACC PRIVATE EQUITIES INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                 June 30,        September 30,
                                                                   1998              1997
                                                               -------------     -----------
                Assets

Loans and investments in portfolio securities at market
        or fair value, cost of $24,341,165;
        $20,680,038 in 1997                                    $  24,539,681      18,424,612
U.S. treasury bills, at cost, which approximates market              309,929       2,928,924
Certificates of deposit                                            1,977,801       1,756,801
Cash                                                               1,848,043         756,754
Other assets, net                                                  1,072,836       1,035,331
Deferred income taxes                                                501,000       1,093,000
                                                               -------------     -----------

        Total assets                                           $  30,249,290      25,995,422
                                                               =============     ===========

        Liabilities and stockholders' equity

Liabilities:
   Debentures payable, net of discount                         $  11,251,044      10,244,478
   Accrued interest                                                  113,446         259,662
   Accounts payable and other liabilities                            203,830         111,440
                                                               -------------     -----------

        Total liabilities                                         11,568,320      10,615,580
                                                               -------------     -----------

Stockholders' equity:
   Common stock, $.01 par value per share;
        4,000,000 shares authorized;
        1,246,392 shares issued and                                  12,464          10,396
        outstanding, 1,039,615 in 1997
        (See Note 2)
   Additional paid-in-capital                                    15,312,381      15,312,381
   Net investment loss                                             (127,355)       (239,290)
   Net realized gain on investments                               3,284,964       2,551,781
   Unrealized appreciation (depreciation) on investments            198,516      (2,255,426)
                                                               -------------     -----------

        Total stockholders' equity                                18,680,970      15,379,842
                                                               -------------     -----------

        Total liabilities and stockholders' equity             $  30,249,290      25,995,422
                                                               =============     ===========

Net assets per share                                           $       14.99     $    12.34
                                                               =============     ===========


See accompanying notes to condensed consolidated financial statements.

                           MACC PRIVATE EQUITIES INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                  For the three   For the nine  For the three   For the nine
                                                  months ended   months ended   months ended   months ended
                                                    June 30,       June 30,       June 30,       June 30,
                                                      1998          1998            1997          1997
                                                  -------------  -------------  -------------  -------------
 Investment income:
   Interest                                         $512,077      1,402,614        313,232       1,167,054
   Dividends                                          68,259        175,177         42,794          67,735
   Other                                              61,230        176,326          3,930          53,119


       Total income                                  641,566      1,754,117        359,956       1,287,908
                                                   ---------     ----------      ---------      ----------

 Operating expenses:
   Interest                                          240,010        704,438        220,974         670,254
   Management fees                                   185,751        514,338        171,146         513,438
   Professional fees                                  59,671        159,288         39,025         173,231
   Other                                              70,429        247,017         85,484         256,076


       Total operating expenses                      555,861      1,625,081        516,629       1,612,999
                                                   ---------     ----------      ---------      ----------

       Investment income (expense),
         net before income tax
         expense                                      85,705        129,036       (156,673)       (325,091)

 Income tax expense                                        0        (17,100)       (79,000)              0
                                                  ----------      ----------  ------------     -----------

       Investment income (expense), net               85,705         111,936      (235,673)       (325,091)
                                                  ----------      ----------  ------------     -----------
 Realized and unrealized gain
     on investments:
   Net realized gain (loss) on investments         1,009,099       1,319,604    (1,280,290)       (619,237)
   Net change in unrealized appreciation/
     depreciation on investments                     692,738       2,453,942      (145,636)       (544,352)
                                                  ----------      ----------  ------------     -----------

       Net gain (loss) on investments
         before income tax
         (expense) benefit                         1,701,837       3,773,546    (1,425,926)     (1,163,589)

 Income tax (expense) benefit                              0        (574,900)      117,000               0
                                                  ----------      ----------  ------------     -----------

       Net gain (loss) on investments              1,701,837       3,198,646    (1,308,926)     (1,163,589)
                                                  ----------      ----------  ------------     -----------

       Net change in net assets
         from operations                          $1,787,542       3,310,582    (1,544,599)     (1,488,680)
                                                  ==========      ==========  ============     ===========


See accompanying notes to condensed consolidated financial statements.

                  MACC PRIVATE EQUITIES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                       For the nine        For the nine
                                                                       months ended        months ended
                                                                         June 30,            June 30,
                                                                           1998                1997
                                                                       ------------        ------------

Cash flows from operating activities:
  Increase (decrease) in net assets from operations                     $ 3,310,582          (1,488,680)
                                                                       ------------        ------------

  Adjustments to reconcile increase (decrease)
        in net assets from operations to net cash
        used in operating activities:
         Change in provision for doubtful accounts                           (5,437)             (4,928)
         Net realized and unrealized (gain) loss on investments          (3,773,546)          1,163,589
         Deferred income taxes                                              592,000                   0
         Other                                                               19,806              16,684
  Change in assets and liabilities:
         Other assets                                                       (48,337)            106,999
         Accrued interest, accounts payable,
            and other liabilities                                          (141,824)           (359,377)
                                                                       ------------        ------------

  Total adjustments                                                      (3,357,338)            922,967
                                                                       ------------        ------------

  Net cash used in operating activities                                     (46,756)           (565,713)
                                                                       ------------        ------------

Cash flows from investing activities:
  Proceeds from disposition of and payments on
     loans and investments in portfolio securities                        2,741,372           1,587,627
  Purchases of loans and investments in
     portfolio securities                                                (4,991,868)         (8,293,110)
  Proceeds from disposition of other investments                          5,226,012          16,951,018
  Purchases of other investments                                         (4,282,669)         (9,327,682)
                                                                       ------------        ------------
  Net cash (used in) provided by investing activities                    (1,307,153)            917,853
                                                                       ------------        ------------

Cash flows from financing activities -
  Payments for fractional shares in connection with stock split              (9,454)            (16,241)
  Proceeds from issuance of long term debentures                          1,000,000                   0
                                                                       ------------        ------------

  Net cash provided by (used in) financing activities                       990,546             (16,241)


  Net (decrease) increase in cash and cash equivalents                     (363,363)            335,899

Cash and cash equivalents at beginning of period                          2,902,406           5,066,011
                                                                       ------------         -----------

Cash and cash equivalents at end of period                              $ 2,539,043           5,401,910
                                                                       ============         ===========

Supplemental disclosures of cash flow information -
  Cash paid during the period for interest                              $   844,088             809,751
                                                                       ============         ===========
  Assets received in lieu of cash                                       $    71,287             245,441
                                                                       ============         ===========

See accompanying notes to condensed consolidated financial statements.

MACC PRIVATE EQUITIES INC.

Notes to Condensed Consolidated Financial Statements

June 30, 1998, September 30, 1997, and June 30, 1997


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








                  [Remainder of page intentionally left blank]

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS

     This section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by the Corporation pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, the Corporation has identified in its Annual Report to Shareholders for the fiscal year ended September 30, 1997, important factors which could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Corporation, including, without limitation, any failure to achieve annual investment level objectives, changes in prevailing market interest rates, and contractions in the markets for corporate acquisitions and initial public offerings. The Corporation further cautions that such factors are not exhaustive or exclusive. The Corporation does not undertake to update any forward-looking statement which may be made from time to time by or on behalf of the Corporation.

                             RESULTS OF OPERATIONS

     Third Quarter and Nine Months Ended June 30, 1998, Compared to Third Quarter and Nine Months Ended June 30, 1997

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

     During the current year third quarter total investment income of $641,566 was approximately 78% greater than total investment income of $359,956 for the prior year third quarter. In the current year third quarter as compared to the prior year third quarter, interest income increased $198,845, dividend income increased $25,465, and other income increased $57,300. The increase in investment income for the current year third quarter was largely due to the increased investment in new portfolio companies. The increase in interest income is attributable primarily to the significant percentage of new and follow-on portfolio investments made by the Corporation that were structured as subordinated debentures and a $58,400 prepayment penalty received with respect to one portfolio investment. The increase in dividend income for the current year third quarter represents an increase resulting from a stock dividend paid by one portfolio company. The increase in other income is largely due to a revaluation on an other asset.

     During the current year nine-month period, total income of $1,754,117 increased 36% over total income of $1,287,908 in the prior year nine-month period. For the current year nine-month period as compared to the prior year nine-month period, interest income increased from $1,167,054 to $1,402,614, dividend income increased from $67,735 to $175,177 and other income increased from $53,119 to $176,326. As compared to the prior year nine-month period, the increase in interest income for the current year nine-month period is primarily attributable to the increase in the amount of portfolio securities which are structured as subordinated debentures. The increase in dividend income for the current year nine-month period as compared to the prior year nine-month period is the result of the commencement of, or an increase in, dividends paid by two portfolio companies which were in the Corporation's investment portfolio during the prior year period, and dividends paid by one portfolio company which was not in the Corporation's investment portfolio during the prior year period. In addition to the reason for the increase in other income discussed with respect to the current year third quarter, the increase in other income for the current year nine-month period is the result of an increase in commitment fees received and several payments received on other assets.

     Total operating expenses for the third quarter and nine-month period of the current year total $555,861 and $1,625,081, respectively, an increase of approximately 8% and 1%, respectively, as compared to total operating expenses for the prior year third quarter of $516,629 and nine-month period of $1,612,999.

     For the current year third quarter and nine-month period, the Corporation recorded net investment income of $85,705 and $111,936, respectively, as compared to net investment expense of ($235,673) and ($325,091) recorded during the prior year third quarter and nine-month period, respectively.

     During the current year third quarter and nine-month period, the Corporation recorded net realized gain on investments before income taxes of $1,009,099 and $1,319,604, respectively, as compared with net realized loss on investments before income taxes during the prior year third quarter and nine-month period of ($1,280,290) and ($619,237), respectively. Management does not attempt to maintain a comparable level of realized gains from year to year or quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities and investing in new portfolio investments. The Corporation anticipates that further gains will be achieved in fiscal year 1998 and that the Corporation will exceed its forecasted year end net asset value.

     The Corporation recorded net change in unrealized appreciation/depreciation on investments of $692,738 and $2,453,942, respectively, during the current year third quarter and nine-month period, as compared to ($145,636) and ($544,352) during the prior year third quarter and nine-month period. Net change in unrealized appreciation/depreciation on investments represents the change for the period in the unrealized appreciation on the Corporation's total investment portfolio net of unrealized depreciation on the Corporation's total portfolio investment. Generally, when the Corporation increases the fair value of a portfolio investment above its cost, the unrealized appreciation item for the portfolio as a whole increases, and when the Corporation decreases the fair value of a portfolio investment below its cost, the unrealized depreciation item for the portfolio as a whole increases. When the Corporation sells an appreciated portfolio investment for a gain, unrealized appreciation for the portfolio as a whole decreases as the gain is realized. Similarly, when the Corporation sells a depreciated portfolio investment for a loss, unrealized depreciation for the portfolio as a whole decreases as the loss is realized.

     The net change in unrealized appreciation/depreciation on investments of $692,738 recorded during the current year third quarter is the net effect of an increase of approximately $2,495,000 in the fair value of one portfolio investment, decreases of approximately $826,000 and $94,000 in the fair values of two portfolio investments, and approximately $882,000 in unrealized appreciation of one portfolio investment which was moved to a realized gain when the portfolio investment was sold. The portfolio company which increased by $2,495,000 in fair value has a signed letter of intent for the sale of the company. After giving effect to the increase in fair value of this portfolio investment recorded during the current year third quarter, management estimates that the consummation of the proposed sale under the present terms would result in an additional gain of approximately $3,000,000. The consummation of the proposed sale and the purchase price remain subject to a number of conditions and uncertainties, including completion of due diligence.

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

     As of June 30, 1998, the Corporation's U.S. treasury bills, certificates of deposit and cash totaled $4,135,773. The Corporation borrowed $1,000,000 in new SBA Guaranteed Debentures in December 1997, obtained a commitment for an additional $1,000,000 in March 1998 and obtained a commitment for an additional $17,290,000 in June 1998. The additional commitments of $18,290,000 are 5 year commitments. The Corporation believes that its existing U.S. treasury bills, certificates of deposit and cash, together with the proceeds from the additional $18,290,000 in SBA guaranteed debentures and other anticipated cash flows, will provide adequate funds for the Corporation's anticipated cash requirements during the current fiscal year and the next five years, including portfolio investment activities and administrative expenses. The Corporation has planned $7,000,000 in new and follow-on investment activities during the current fiscal year, of which $4,991,668 was invested during the first nine months of the current fiscal year.

     Liquidity for the next two years will not be impacted by principal payments on the Corporation's debentures payable because there are no scheduled principal payments until 2000. Debentures payable are composed of $11,290,000 in principal amount of SBA-guaranteed debentures issued by the Corporation's subsidiary, MorAmerica Capital, which mature as follows: $2,450,000 in 2000, $5,690,000 in 2001, $2,150,000 in 2003 and $1,000,000 in 2007. It is
anticipated MorAmerica Capital would be able to roll over this debt with new ten year debentures when it matures. MorAmerica Capital has obtained a 5 year commitment of leverage from SBA which includes commitments to refinance these debentures for another 10 year term.

     The Corporation anticipates that it may seek additional capital, either in the form of additional SBA-guaranteed debentures issued by MorAmerica Capital or in the form of common stock of the Corporation, to fund growth of the Corporation, to meet principal payments, if necessary, as the outstanding SBA-guaranteed debentures become due and payable and for other corporate purposes.

                               PORTFOLIO ACTIVITY

     During the nine months ended June 30, 1998, the Corporation invested $4,991,668 in ten portfolio companies, consisting of $3,458,172 invested in four new portfolio companies and $1,533,496 invested in follow-on investments in six existing portfolio companies. The Corporation's investment level objectives for fiscal year 1998 call for total new and follow-on investments of $7,000,000. Based upon the total amount of new and follow-on investments made during the nine months ended June 30, 1998, the Corporation anticipates that it will achieve its investment level objectives for the current fiscal year. However, management views investment level objectives for any given year as secondary in importance to the Corporation's overriding concern of investing in only those portfolio companies which satisfy the Corporation's investment criteria.

                        DETERMINATION OF NET ASSET VALUE

     The net asset value per share of the Corporation's outstanding common stock is determined quarterly, as soon as practicable after and as of the end of each calendar quarter, by dividing the value of total assets minus total liabilities by the total number of shares outstanding at the date as of which the determination is made.

     In calculating the value of total assets, securities that are traded in the over-the-counter market or on a stock exchange are valued in accordance with the current valuation policies of the Small Business Administration ("SBA"). Under SBA regulations, publicly traded equity securities are valued by taking the average of the closing prices (or bid prices in the case of over-the-counter equity securities) for the valuation date and the preceding two days. This policy differs from the Securities and Exchange Commission's guidelines which utilize only a one day price measurement. The Corporation's use of SBA valuation procedures did not result in a material variance as of June 30, 1998, from valuations using the Securities and Exchange Commission's guidelines.

     All other investments are valued at fair value as determined in good faith by the Board of Directors. The Board of Directors has determined that all other investments will be valued initially at cost, but such valuation will be subject to adjustments semi-annually and on such other interim periods as are justified by material portfolio company events if the Board of Directors determines in good faith that cost no longer represents fair value.

                              YEAR 2000 COMPLIANCE

     The Company anticipates that it will incur internal staff costs as well as consulting and other expenses related to the enhancements necessary to prepare its systems for the year 2000. Based on the Company's current knowledge, the expense of the year 2000 projects as well as the related potential effect on the Company's earnings is not expected to have a material effect on the Company's financial position or results of operations.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               (27) Financial Data Schedule

          No other exhibits are applicable.

          (b)  Reports on Form 8-K

          The Company filed no reports on Form 8-K during the three months ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MACC PRIVATE EQUITIES INC.


Date:       8/11/98                           By:  /s/ David Schroder
      ------------------                          ------------------------------
                                                  David Schroder, President


Date:       8/11/98                           By:  /s/ Robert A. Comey
      ------------------                          ------------------------------
                                                  Robert A. Comey, Treasurer

                                 EXHIBIT INDEX



Exhibit                 Description                    Page
-------                 -----------                    ----

(27)                Financial Data Schedule             15