Form 10-K
period 1998-09-30
MACC PRIVATE EQUITIES INC
filed 1998-12-29
CIK 923808

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                                  ON WHICH REGISTERED
   -------------------                                  ---------------------
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

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF NOVEMBER 2, 1998, WAS APPROXIMATELY $8,116,951 BASED UPON THE AVERAGE BID AND ASKED PRICE FOR SHARES OF THE REGISTRANT'S COMMON STOCK ON THAT DATE. AS OF NOVEMBER 2, 1998, THERE WERE 1,246,392 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING, OF WHICH APPROXIMATELY 829,848 SHARES WERE HELD BY NON-AFFILIATES.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED SEPTEMBER 30, 1998, ARE INCORPORATED BY REFERENCE INTO PARTS II AND IV OF THIS REPORT. PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON FEBRUARY 23, 1999, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

                                  PAGE 1 OF 95.
                       EXHIBIT INDEX APPEARS ON PAGE: 11.

                                     PART I

ITEM 1.  BUSINESS.

        GENERAL

        MACC Private Equities Inc. (the "Corporation") was formed as a Delaware corporation on March 3, 1994. It is qualified as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").

        The Corporation has one direct wholly-owned subsidiary, MorAmerica Capital Corporation ("MorAmerica Capital"). As of September 30, 1998, MorAmerica Capital comprised approximately 96% of the Corporation's assets. MorAmerica Capital is an Iowa corporation incorporated in 1959 and which has been licensed as a small business investment company since that year. It has also elected treatment as a BDC under the 1940 Act.


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

INVESTMENTS AND DIVESTITURES

        For the fiscal year ended September 30, 1998, the Corporation made total investments of $7,521,781 in seven new portfolio companies and in follow-on investments in six existing portfolio companies. The Corporation's investment-level objectives on a consolidated basis call for new and follow-on investments of approximately $8,500,000 during fiscal year 1999.

        During fiscal year 1998, the Corporation recorded $1,566,091 in net realized gains.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There are no items to report.

EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth the names, ages and positions of the Corporation's Executive Officers as of December 15, 1998, as well as certain other information with respect to such persons:


                                        Positions Currently Held                Principal Occupations
Name                           Age      with the Corporation                    During the Past Five Years
----                           ---      ------------------------                --------------------------
David R. Schroder              55       Director, President and                 Director, President and Secretary
                                        Secretary                               of the Investment Advisor;
                                                                                MorAmerica Capital; InvestAmerica
                                                                                Venture Group, Inc.; InvestAmerica
                                                                                N.D. Management, Inc.; and
                                                                                InvestAmerica N.D., L.L.C.

Robert A. Comey                52       Director, Executive Vice President      Director, Executive Vice President
                                        and Treasurer                           and Treasurer of MorAmerica
                                                                                Capital, the Investment Advisor,
                                                                                InvestAmerica Venture Group, Inc.;
                                                                                InvestAmerica N.D. Management, Inc.
                                                                                and InvestAmerica N.D., L.L.C.

Kevin F. Mullane               43       Vice President                          Vice President of MorAmerica
                                                                                Capital; Vice President and
                                                                                Director of the Investment Advisor;
                                                                                InvestAmerica N.D. Management,
                                                                                Inc.; and InvestAmerica N.D., L.L.C.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     Information in response to this Item is incorporated by reference to the "Shareholder Information" section of the Corporation's Annual Report to Shareholders for the fiscal year ended September 30, 1998 (the "1998 Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.

     Information in response to this Item is incorporated by reference to the "Selected Financial Data" section of the 1998 Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     Information in response to this Item is incorporated by reference to the "Management's Discussion and Analysis" section of the 1998 Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

     Information in response to this Item is incorporated by reference to the "Quantitative and Qualitative Disclosures About Market Risk" section of the 1998 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information in response to this Item is incorporated by reference to the Consolidated Financial Statements, notes thereto and report therein contained in the 1998 Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are no items to report.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the "Election of Directors" section and the subsection captioned "Section 16(a) Reporting Compliance" of the Corporation's definitive proxy statement in connection with its 1999 Annual Meeting of Stockholders, scheduled to be held on February

23, 1999 (the "1999 Proxy Statement"). Information in response to this Item also is included under the caption "Executive Officers of the Registrant" of this Report.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information in response to this Item is incorporated by reference to the subsection captioned "Compensation of Directors and Executive Officers" of the 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     Information in response to this Item is incorporated by reference to the subsection captioned "Stock Ownership of Certain Beneficial Owners" of the 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Corporation and MorAmerica Capital each have executed an Investment Advisory Agreement with the Investment Advisor. With respect to the Corporation, the Investment Advisory Agreement provides for a management fee payable to the Investment Advisor equal to 2.5% of Assets Under Management (as that term is defined in the Investment Advisory Agreement). With respect to MorAmerica Capital, the management fee is equal to 2.5% of Capital Under Management (as that term is defined in the Investment Advisory Agreement), not to exceed 2.5% of Assets Under Management. In addition, the Investment Advisor is entitled to an incentive fee under both of the Investment Advisory Agreements equal to 13.4% of the net capital gains, before taxes, on portfolio investments and from the disposition of other assets or property managed by the Investment Advisor. On December 16, 1998, the Board of Directors of MorAmerica Capital approved certain proposed amendments to the Investment Advisory Agreements of MorAmerica Capital, subject to approval by the shareholders of the Corporation. Additional information with respect to the Investment Advisory Agreements is incorporated by reference to the Section captioned "Proposal 3 - Approval of Proposed Amendments to Investment Advisory Agreement" of the 1999 Proxy Statement.

     Management fees under the Investment Advisory Agreements on a consolidated basis amounted to $705,854 for fiscal year 1998. Incentive fees under the Investment Advisory Agreements on a consolidated basis amounted to $131,304 for fiscal 1998.

     The Investment Advisor is owned by its three principal officers and directors, all of whom are also officers and/or directors of the Corporation. These individuals and their positions held with the Investment Advisor are:

                 Name                             Offices
                 ----                             -------

           David R. Schroder             Director, President and Secretary

           Robert A. Comey               Director, Executive Vice President, and
                                         Treasurer

           Kevin F. Mullane              Director and Vice President


     On April 29, 1998, the Corporation, Zions Bancorporation ("Zions") and Zions First National Bank (the "Bank") executed the First Amendment (the "Amendment") to the Agreement dated May 13, 1996 (the "Agreement"), between the Corporation and Zions. Pursuant to the Amendment, the Corporation agreed to permit Zions and the Bank to increase their collective ownership of the Corporation's common stock to up to 35% of the issued and outstanding shares. Under the Agreement, Zions and the Bank were prohibited from acquiring more than 25% of the Corporation's common stock. As of October 15, 1998, Zions and the Bank were the beneficial owners of approximately 309,859 shares of the Corporation's Common Stock, representing approximately 24.86% of the outstanding shares.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K.

(a)  Documents filed as part of this Report:

     1.    A.   The following financial statements are incorporated by reference to the 1998  Annual Report.

        Consolidated Balance Sheet at September 30, 1998
        Consolidated Statement of Operations for the year
             ended September 30, 1998
        Consolidated Statements of Changes in Net Assets for the years ended September 30, 1998, and September 30, 1997

        Consolidated Statement of Cash Flows for the year ended
            September 30, 1998
        Notes to Consolidated Financial Statements
        Consolidated Schedule of Investments as of September 30, 1998 Notes to the Consolidated Schedule of Investments


          B. The Report of Independent Accountants with respect to the financial statements listed in A. above is incorporated by reference to the 1998 Annual Report.

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

     3. The following exhibits are filed herewith or incorporated by reference as set forth below:

           3.1*            Certificate of Incorporation of the Corporation.

           3.2             By-Laws of the Corporation.

           4.              See Exhibits 3.1 and 3.2.

           10.1 Investment Advisory Agreement between the Corporation and InvestAmerica Investment Advisors, Inc., dated March 1, 1998.

           10.2 Investment Advisory Agreement between MorAmerica Capital Corporation and InvestAmerica Investment Advisors, Inc., dated March 1, 1998.

           10.3.a.**       Agreement between the Corporation and Zions
                           Bancorporation, dated May 13, 1996.

           10.3.b. First Amendment to Agreement between the Corporation, Zions Bancorporation and Zions First National Bank, dated April 29, 1998

           13              1998 Annual Report to Stockholders.

           21 Subsidiary of the Corporation and jurisdiction of incorporation.

           27              Financial Data Schedule

     *Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, as filed with the Commission on May 14, 1997.

     **Incorporated by reference to the Corporation's Current Report on Form 8-K, dated May 13, 1996, filed with the Commission on May 13, 1996.

(b)        Reports on Form 8-K.

     No Reports on Form 8-K were filed during the three months ended September 30, 1998.




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 21, 1998.

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

Signature                                                   Date

/s/ Paul M. Bass, Jr.                              December 19, 1998
----------------------------------                ------------------------------
Paul M. Bass, Jr.
Chairman of the Board of Directors

/s/ David R. Schroder                              December 21, 1998
----------------------------------                ------------------------------
David R. Schroder
Director, President and Secretary

/s/ Robert A. Comey                                December 18, 1998
----------------------------------                ------------------------------
Robert A. Comey
Director, Executive Vice President
and Treasurer

/s/ Henry T. Madden                                December 21, 1998
----------------------------------                ------------------------------
Henry T. Madden
Director

/s/ John D. Wolfe                                  December 21, 1998
----------------------------------                ------------------------------
John D. Wolfe
Director

/s/ Michael W. Dunn                                December 21, 1998
----------------------------------                ------------------------------
Michael W. Dunn
Director

/s/ James L. Miller                                December 19, 1998
----------------------------------                ------------------------------
James L. Miller
Director

/s/ Todd J. Stevens                                December 21, 1998
----------------------------------                ------------------------------
Todd J. Stevens
Director

                                  EXHIBIT INDEX

Exhibit
Number           Description                                                                     Sequential Page
------           -----------                                                                     ---------------
3.2              Bylaws of the Corporation                                                             12
10.1             Investment  Advisory  Agreement  between the  Corporation  and  InvestAmerica         27
                 Investment Advisors, Inc., dated March 1, 1998
10.2             Investment  Advisory  Agreement between  MorAmerica  Capital  Corporation and         37
                 InvestAmerica Investment Advisors, Inc., dated March 1, 1998
10.3.b           First   Amendment   to   Agreement   between   the   Corporation   and  Zions         47
                 Bancorporation, dated April 29, 1998
13               1998 Annual Report to Stockholders                                                    50
21               Subsidiaries of the Corporation and Jurisdiction of Incorporation                     91
27               Financial Data Schedule                                                               93