Form 10-Q
period 1998-12-31
MACC PRIVATE EQUITIES INC
filed 1999-02-12
CIK 923808

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 1998
                              ---------------------------------------------

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from          to
                                         ----------  ----------------

                         Commission file number 0-24412
                                               --------------------

                           MACC Private Equities Inc.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                      42-1421406
 --------------------------------------                ------------------------
 (State or other jurisdiction of incorporation               (I.R.S. Employer
          or organization)                             Identification No.)

            101 Second Street SE, Suite 800, Cedar Rapids, Iowa 52401
     ---------------------------------------------------------------------

                    (Address of principal executive offices)
                                   (Zip Code)

                                 (319) 363-8249
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

        ----------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Please indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At December 31, 1998, the registrant had issued and outstanding 1,246,392 shares of common stock.

                                  Page 1 of 17
                        Exhibit Index appears at page 13


                                      INDEX

PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements                                                           Page
                                                                                                 ----
                  Condensed Consolidated Balance
                  Sheets (Unaudited) at December 31,
                  1998, and September 30, 1998...............................................       3

                  Condensed Consolidated Statements of
                  Operations (Unaudited) for the three
                  months ended December 31, 1998, and
                  the three months ended December 31, 1997...................................       4

                  Condensed Consolidated Statements of
                  Cash Flows (Unaudited) for the three
                  months ended December 31, 1998, and the
                  three months ended December 31, 1997.......................................       5

                  Notes to Condensed Consolidated
                  Financial Statements.......................................................       6

     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results Of Operations...........................       7

     Item 3.      Quantitative and Qualitative
                  Disclosure About Market Risk...............................................      11

PART II.          OTHER INFORMATION..........................................................      12

     Item 6.      Exhibits and Reports on Form 8-K...........................................      12
                  Signatures.................................................................      13

EXHIBIT INDEX................................................................................      14


PART 1 -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,     SEPTEMBER 30,
                                                                             1998            1998
                                                                         (UNAUDITED)
                                                                       ---------------  ----------------
                  Assets

Loans and investments in portfolio securities at market
         or fair value, cost of $26,746,905;
          $26,902,232 in 1998                                          $    27,442,484        27,201,277
U.S. treasury bills, at cost, which approximates market                              0         1,023,715
Certificates of deposit                                                        297,000           297,000
Cash                                                                         2,252,717         1,287,940
Other assets, net                                                              809,559           983,592
Deferred income taxes                                                          501,000           501,000
                                                                       ---------------  ----------------
         Total assets                                                  $    31,302,760        31,294,524
                                                                       ===============  ================

         Liabilities and stockholders' equity

Liabilities:
     Debentures payable, net of discount                               $    11,255,788        11,253,421
     Accrued interest                                                          111,689           284,898
     Accounts payable and other liabilities                                    153,473           228,327
                                                                       ---------------  ----------------
         Total liabilities                                                  11,520,950        11,766,646
                                                                       ---------------- ----------------

Stockholders' equity:
     Common stock, $.01 par value per share;
         4,000,000 shares authorized;
         1,246,392 shares issued and outstanding                                12,464            12,464
     Additional paid-in-capital                                             15,312,381        15,312,381
     Net investment income                                                     276,153           372,538
     Net realized gain on investments                                        3,485,233         3,531,450
     Unrealized appreciation on investments                                    695,579           299,045
                                                                       ---------------  ----------------


         Total stockholders' equity                                         19,781,810        19,527,878
                                                                       ---------------  ----------------

         Total liabilities and stockholders' equity                    $    31,302,760        31,294,524
                                                                       ===============  ================

Net assets per share                                                            $15.87            $15.67
                                                                                ======            ======

See accompanying notes to unaudited condensed consolidated financial statements.

                           MACC PRIVATE EQUITIES INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             FOR THE THREE      FOR THE THREE
                                                              MONTHS ENDED       MONTHS ENDED
                                                              DECEMBER 31,       DECEMBER 31,
                                                                  1998               1997
                                                             -------------      -------------

Investment income:
     Interest                                                 $     458,398           429,046
     Dividends                                                            0            78,043
     Other                                                           22,010            52,161
                                                              -------------     -------------

         Total income                                               480,408           559,250
                                                              -------------     -------------

Operating expenses:
     Interest                                                       240,283           223,891
     Management fees                                                197,666           162,965
     Professional fees                                               49,223            48,542
     Other                                                           89,621            55,868
                                                              -------------     -------------

         Total operating expenses                                   576,793           491,266
                                                              -------------     -------------

         Investment (expense) income,
              net before income taxes                               (96,385)           67,984

Income taxes                                                              0           (27,000)
                                                              -------------     -------------

         Investment (expense) income, net                           (96,385)           40,984
                                                              -------------     -------------

Realized  and unrealized gain on investments:
     Net realized (loss) gain on investments                        (46,217)          330,504
     Net change in unrealized appreciation/
          depreciation on investments                               396,534          (358,079)
                                                              -------------     -------------

         Net gain (loss) on investments
              before income taxes                                   350,317           (27,575)

Income taxes                                                              0            11,000
                                                              -------------     -------------

         Net gain (loss) on investments                             350,317           (16,575)
                                                              -------------     -------------

         Net change in net assets
              from operations                                 $     253,932            24,409
                                                              =============     =============

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         FOR THE THREE      FOR THE THREE
                                                                          MONTHS ENDED       MONTHS ENDED
                                                                          DECEMBER 31,       DECEMBER 31,
                                                                               1998              1997
                                                                        ---------------   ----------------

Cash flows from operating activities:
     Increase in net assets from operations                             $       253,932             24,409
                                                                        ---------------   ----------------
     Adjustments to reconcile increase in net
            assets from operations to net cash
            (used in) provided by operating activities:
               Change in provision for doubtful accounts                            (50)            (3,060)
               Net realized and unrealized (gain) loss on investments          (350,317)            27,575
               Other                                                             17,516              6,017
     Change in assets and liabilities:
               Receivables and other assets                                     112,717            295,454
               Deferred income taxes                                                  0             16,000
               Accrued interest, accounts payable,
                 and other liabilities                                         (248,063)          (166,926)
                                                                        ---------------   ----------------

     Total adjustments                                                         (468,197)           175,060
                                                                        ---------------   ----------------

     Net cash (used in) provided by operating activities                       (214,265)           199,469
                                                                        ---------------   ----------------

Cash flows from investing activities:
     Proceeds from disposition of and payments on
          loans and investments in portfolio securities                         155,327          1,115,101
     Purchases of loans and investments in
          portfolio securities                                                        0         (1,769,276)
     Proceeds from disposition of other investments                             721,670          1,947,073
     Purchases of other investments                                                   0         (1,795,940)
                                                                        ---------------   ----------------

     Net cash provided by (used in) investing activities                        876,997           (503,042)
                                                                        ---------------   ----------------

Cash flows from financing activities -
     Proceeds from debt issuance                                                      0          1,000,000
                                                                        ---------------   ----------------

     Net increase in cash and cash equivalents                                  662,732            696,427

Cash and cash equivalents at beginning of period                              1,886,985          2,902,406
                                                                        ---------------   ----------------

Cash and cash equivalents at end of period                              $     2,549,717          3,598,833
                                                                        ===============   ================

Supplemental disclosures of cash flow information -
     Cash paid during the period for interest                           $       411,124            373,271
                                                                        ===============   ================


See accompanying notes to unaudited condensed consolidated financial statements.

MACC PRIVATE EQUITIES INC.

Notes to Unaudited Condensed Consolidated Financial Statements


(1)      Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of MACC Private Equities Inc. (MACC) and its wholly-owned subsidiary MorAmerica Capital Corporation (MorAmerica Capital) have been prepared in accordance with generally accepted accounting principles for investment companies. All material intercompany accounts and transactions have been eliminated in consolidation.

         The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto of MACC Private Equities Inc. and its Subsidiary as of and for the year ended September 30, 1998. The information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The results of the interim period reported are not necessarily indicative of results to be expected for the year. The balance sheet information as of September 30, 1998 has been derived from the audited balance sheet as of that date.

         SFAS 130, Reporting Comprehensive Income, establishes the standards for the reporting and display of comprehensive income in the financial statements. Comprehensive income represents net earnings and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on available-for-sale securities. MACC adopted SFAS 130 effective October 1, 1998. Because net unrealized gains or losses on available-for-sale securities are included in the Statement of Operations, SFAS 130 has no effect on MACC's financial statements.






                  [Remainder of page intentionally left blank]

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS

         This section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by MACC pursuant to the safe-harbor provisions of the 1995 Act, and are identified as including terms such as "may," "will," "should," "expects," "anticipates," "estimates," "plans," or similar language. In connection with these safe-harbor provisions, MACC has identified in its Annual Report to Shareholders for the fiscal year ended September 30, 1998, important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of MACC, including, without limitation, the high risk nature of MACC's portfolio investments, any failure to achieve annual investment level objectives, changes in prevailing market interest rates, and contractions in the markets for corporate acquisitions and initial public offerings. MACC further cautions that such factors are not exhaustive or exclusive. MACC does not undertake to update any forward-looking statement which may be made from time to time by or on behalf of MACC.

                              RESULTS OF OPERATIONS

         Three Months Ended December 31, 1998, Compared to Three Months Ended December 31, 1997

         MACC's investment income includes income from interest, dividends and fees. Net investment income/expense represents total investment income minus operating and interest expenses, net of applicable income taxes. The main objective of portfolio company investments is to achieve capital appreciation and realized gains in the portfolio. These are not included in net investment income. However, another one of MACC's long-term goals is to achieve net investment income and increased earnings stability in future years. In this regard, a significant proportion of new portfolio investments are structured so as to provide a current yield through interest or dividends. MACC also earns interest on short term investments of cash.

         During the current year, first quarter total investment income of $480,408 was approximately 14% less than total investment income of $559,250 for the prior year first quarter. In the current year first quarter as compared to the prior year first quarter, interest income increased $29,352, dividend income decreased $78,043, and other income decreased $30,151. The increase in interest income is attributable primarily to the significant percentage of new and follow-on portfolio investments made by MACC in the prior three years that were structured as subordinated debentures The decrease in dividend income is due to no dividends received in the current year first quarter as compared to dividends received on four portfolio companies in the prior year first quarter. The decrease in other income is due to two new portfolio company investments made in the prior year first quarter in which MACC received processing fees at the closing compared to no processing fees received in the current year first quarter and a settlement received on an other asset in the prior year first quarter.
                                        7

         Total operating expenses for the first quarter of the current year total $576,793, an increase of approximately 17% as compared to total operating expenses for the prior year first quarter of $491,266. Interest expense increased by $16,392 due to additional borrowings from the Small Business Administration in the prior year first quarter but were not outstanding the entire first quarter of the prior year. Management fees increased from $162,965 to $197,666 in the current year first quarter as compared to the prior year first quarter due to the increase of assets under management. The increase of $33,753 in other expenses is due to the increase in administrative expenses and fees paid on the additional borrowings from the Small Business Administration.

         For the current year first quarter, MACC recorded net investment expense of ($96,385) as compared to net investment income of $40,984 during the prior year first quarter.

         During the current year first quarter, MACC recorded net realized loss on investments before income taxes of ($46,217), as compared with net realized gain on investments before income taxes of $330,504 during the prior year period. MACC previously announced that it anticipated a significant gain in connection with the potential sale of one portfolio company investment, which was expected to occur in or before the fourth quarter of fiscal 1998. Although that transaction was not consummated as anticipated, MACC remains optimistic that the portfolio company investment may be sold within the next twelve months. At this time, MACC is unable to estimate the gain, if any, that MACC would earn with respect to any such transaction. Management does not attempt to maintain a comparable level of realized gains from year to year or quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities and investing in new portfolio investments.

         MACC recorded net change in unrealized appreciation/depreciation on investments of $396,534 during the current year first quarter, as compared to ($358,079) during the prior year period. Net change in unrealized appreciation/depreciation on investments represents the change for the period in the unrealized appreciation on MACC's total investment portfolio net of unrealized depreciation on MACC's total portfolio investment. Generally, when MACC increases the fair value of a portfolio investment above its cost, the unrealized appreciation item for the portfolio as a whole increases, and when MACC decreases the fair value of a portfolio investment below its cost, the unrealized depreciation item for the portfolio as a whole increases. When MACC sells an appreciated portfolio investment for a gain, unrealized appreciation for the portfolio as a whole decreases as the gain is realized. Similarly, when MACC sells a depreciated portfolio investment for a loss, unrealized depreciation for the portfolio as a whole decreases as the loss is realized.

         The net change in unrealized appreciation/depreciation on investments of $396,534 recorded during the current year first quarter is the effect of increases in the fair value of two portfolio investments. Of this amount, $396,173 represents the increase in fair value of one publicly traded equity investment in the MACC consolidated investment portfolio, calculated in accordance with MACC's valuation policies.


                                        8
 .

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         To date, MACC has relied upon several sources to fund its investment activities, including MACC's U.S. treasury bills, cash equivalents and cash, and the Small Business Investment Company ("SBIC") capital program operated by the Small Business Administration (the "SBA").

         MACC, through its wholly-owned subsidiary, MorAmerica Capital, from time to time may seek to procure additional capital through the SBIC capital program to provide a portion of its future investment capital requirements. At present, there is availability of capital for the next three years in commitment periods of up to five years through the SBIC capital program and MACC anticipates that there will be capital available in future periods.

         As of December 31, 1998, MACC's certificates of deposit and cash totaled $2,549,717. MACC borrowed $1,000,000 in new SBA Guaranteed Debentures in December 1997, obtained a commitment for an additional $1,000,000 in March 1998 and obtained a commitment for an additional $17,290,000 in June 1998. The additional commitments of $18,290,000 are 5 year commitments. MACC believes that its existing certificates of deposit and cash, together with available proceeds from the additional $18,290,000 in SBA guaranteed debentures and other anticipated cash flows, will provide adequate funds for MACC's anticipated cash requirements during the current fiscal year and the next five years, including portfolio investment activities, principal and interest payments on outstanding debentures payable and administrative expenses. MACC has planned $8,500,000 in new and follow-on investment activities during the current fiscal year.

         Liquidity for the next several years will be impacted by principal payments on MACC's debentures payable. Debentures payable are composed of $11,290,000 in principal amount of SBA-guaranteed debentures issued by MACC's subsidiary, MorAmerica Capital, which mature as follows: $2,450,000 in 2000, $5,690,000 in 2001, $2,150,000 in 2003 and $1,000,000 in 2007. It is anticipated
MorAmerica Capital would be able to roll over this debt with new ten year debentures when it matures. MorAmerica Capital has obtained a 5 year commitment of leverage from SBA which includes commitments to refinance these debentures for another 10 year term. As indicated above, the total amount of MorAmerica Capital's commitment from the SBA is $18,290,000.

         MACC anticipates that it may seek additional capital, either in the form of additional SBA-guaranteed debentures issued by MorAmerica Capital or in the form of common stock of MACC, to fund growth of MACC, to meet principal payments, if necessary, as the outstanding SBA-guaranteed debentures become due and payable and for other corporate purposes.

                               PORTFOLIO ACTIVITY

         During the three months ended December 31, 1998, MACC made no investments in portfolio companies. MACC's investment level objectives for fiscal year 1999 call for total new and follow-on investments of $8,500,000. MACC anticipates that it will achieve its investment level objectives for the current fiscal year. However, management views investment level objectives for any given year as secondary in importance to MACC's overriding concern of investing in only those portfolio companies which satisfy MACC's investment criteria.

                        DETERMINATION OF NET ASSET VALUE

         The net asset value per share of MACC's outstanding common stock is determined quarterly, as soon as practicable after and as of the end of each calendar quarter, by dividing the value of total assets minus total liabilities by the total number of shares outstanding at the date as of which the determination is made.

         In calculating the value of total assets, securities that are traded in the over-the-counter market or on a stock exchange are valued in accordance with the current valuation policies of the Small Business Administration ("SBA"). Under SBA regulations, publicly traded equity securities are valued by taking the average of the close (or bid price in the case of over-the-counter equity securities) for the valuation date and the preceding two days. This policy differs from the Securities and Exchange Commission's guidelines which utilize only a one day price measurement. MACC's use of SBA valuation procedures did not result in a material variance as of December 31, 1998, from valuations using the Securities and Exchange Commission's guidelines.

         All other investments are valued at fair value as determined in good faith by the Board of Directors. The Board of Directors has determined that all other investments will be valued initially at cost, but such valuation will be subject to semi-annual adjustments and on such other interim periods as are justified by material portfolio company events if the Board of Directors determines in good faith that cost no longer represents fair value.

                              YEAR 2000 COMPLIANCE

         MACC anticipates that it will incur internal staff costs as well as consulting and other expenses related to the enhancements necessary to prepare its systems for the year 2000, and expects to be complete with the year 2000 project by June 30, 1999. Based on MACC's current knowledge, the expense of the year 2000 projects as well as the related potential effect on MACC's earnings is not expected to have a material effect on MACC's financial position or results of operations. MACC's current estimate for fiscal 1999 expenses of the year 2000 project are not expected to exceed $50,000. MACC is aware of potential year 2000 risks and the possible adverse impact resulting from failures by third parties (such as banks and vendors) and portfolio companies to adequately address year 2000 problems. MACC could incur losses if portfolio companies incur business losses related to the year 2000. To date, MACC has not yet been advised by such parties that they do not have plans in place to address and correct the issues associated with the year 2000; however, no assurance can be given as to the adequacy of such plans or to the timeliness of their implementation. MACC's computer operations are not complex and functions can be performed manually for some period of time.

ITEM 3.  QUANTITATIVE AND QUALITAtIVE DISCLOSURE ABOUT MARKET RISK

         MACC is exposed to market risk from changes in market prices of publicly traded equity securities held in the MACC consolidated investment portfolio. At December 31, 1998, publicly traded equity securities in the MACC consolidated investment portfolio were recorded at a fair value of $977,227. In accordance with MACC's valuation policies and SBA regulations, the fair value of publicly traded equity securities is determined based upon the average of the closing prices (or bid price in the case of over-the-counter equity securities) for the valuation date and the preceding two days. The publicly traded equity securities in the MACC consolidated investment portfolio thus have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% adverse change in quoted market prices, and would amount to a decrease in the recorded value of such publicly traded equity securities of approximately $97,723. Actual results may differ.

         MACC is also exposed to market risk from changes in market interest rates that affect the fair value of MorAmerica Capital's debentures payable determined in accordance with Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value of MorAmerica Capital's outstanding debentures payable at December 31, 1998, was $11,540,000, with a cost of $11,290,000. Fair value of MorAmerica Capital's outstanding debentures payable is calculated by discounting cash flows through estimated maturity using the borrowing rate currently available to MorAmerica Capital for debt of similar original maturity. None of MorAmerica Capital's outstanding debentures payable are publicly traded. Market risk is estimated as the potential increase in fair value resulting from a hypothetical 0.5% decrease in interest rates. Actual results may differ.


        ------------------------------------------------------

                                                      1998
        ------------------------------------------------------

          Fair Value of Debentures Payable        $11,540,000

          Amount Over Cost                          $ 250,000

          Additional Market Risk                    $ 165,000
        ------------------------------------------------------

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  (27)     Financial Data Schedule

         No other exhibits are applicable.

         (b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the three months ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MACC PRIVATE EQUITIES INC.


Date:   2/10/99                         By: David Schroder
     ------------                           ---------------------------
                                            David Schroder, President


Date:   2/10/99                         By: Robert A. Comey
     ------------                           ---------------------------
                                            Robert A. Comey, Treasurer