Form 10-Q
period 1999-03-31
MACC PRIVATE EQUITIES INC
filed 1999-05-12
CIK 923808

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1999
                               ------------------------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

                         Commission file number 0-24412
                                                -------

                           MACC Private Equities Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                      42-1421406
---------------------------------------------              ------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
              or organization)                             Identification No.)

            101 Second Street SE, Suite 800, Cedar Rapids, Iowa 52401
            ---------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (319) 363-8249
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

         Please indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X   No
                         -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At March 31, 1999, the registrant had issued and outstanding 1,619,097 shares of common stock.

                                  Page 1 of 30
                        Exhibit Index appears at page 16

                                      INDEX
                                      -----

PART I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements                                        Page
  -------     --------------------                                        ----

              Condensed Consolidated Balance Sheets at March 31,
              1999 (Unaudited), and September 30, 1998................      3

              Condensed Consolidated Statements of Operations
              (Unaudited) for the three months ended March 31, 1999,
              and March 31, 1998, and the six months ended March 31,
              1999 and March 31, 1998.................................      4

              Condensed Consolidated Statements of Cash Flows
              (Unaudited) for the six months ended March 31, 1999,
              and the six months ended March 31, 1998.................      5

              Notes to Condensed Consolidated Financial Statements....      6

  Item 2.     Management's Discussion and Analysis
  -------     of Financial Condition and Results Of Operations........      7

  Item 3.     Quantitative and Qualitative Disclosure About
  -------     Market Risk.............................................      11

PART II.      OTHER INFORMATION.......................................      13

  Item 2.     Changes in Securities...................................      13
  -------
  Item 4.     Submission of Matters to a Vote of Security Holders.....      13
  -------
  Item 6.     Exhibits and Reports on Form 8-K........................      14
  -------
              Signatures..............................................      15

EXHIBIT INDEX.........................................................      16

PART 1 -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31,     September 30,
                                                     1999            1998
                                                 (Unaudited)
                                                 ------------    ------------
                  Assets

Loans and investments in portfolio
   securities at market or fair value,
   cost of $28,549,387; $26,902,232 in 1998      $ 29,186,442      27,201,277
U.S. treasury bills, at cost, which
   approximates market                                      0       1,023,715
Certificates of deposit                                     0         297,000
Cash                                                1,815,841       1,287,940
Other assets, net                                   1,034,316         983,592
Deferred income taxes                                 501,000         501,000
                                                 ------------    ------------
         Total assets                            $ 32,537,599      31,294,524
                                                 ============    ============

         Liabilities and stockholders' equity

Liabilities:
   Debentures payable, net of discount           $ 12,258,250      11,253,421
   Accrued interest                                   285,659         284,898
   Accounts payable and other liabilities             198,849         228,327
                                                 ------------    ------------
         Total liabilities                         12,742,758      11,766,646
                                                 ------------    ------------

Stockholders' equity:
Common stock, $.01 par value per share;
         4,000,000 shares authorized;
         1,619,097 shares issued and
         outstanding, 1,246,392 in 1998                16,191          12,464
         (See Note 2)
   Additional paid-in-capital                      15,312,381      15,312,381
   Net investment income                              397,166         372,538
   Net realized gain on investments                 3,432,048       3,531,450
   Unrealized appreciation on investments             637,055         299,045
                                                 ------------    ------------
         Total stockholders' equity                19,794,841      19,527,878
                                                 ------------    ------------

         Total liabilities and
           stockholders' equity                  $ 32,537,599      31,294,524
                                                 ============    ============

Net assets per share (See Note 2)                $      12.23    $      12.06
                                                 ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                           MACC PRIVATE EQUITIES INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                      For the three  For the three   For the six    For the six
                                      months ended   months ended    months ended   months ended
                                        March 31,      March 31,      March 31,       March 31,
                                           1999          1998           1999            1998
                                        ---------      ---------      ---------       ---------
Investment income:
   Interest                             $ 462,774        461,491        921,172         890,537
   Dividends                              226,033         28,875        226,033         106,918
   Other                                   61,350         62,935         83,360         115,096
                                        ---------      ---------      ---------       ---------
         Total income                     750,157        553,301      1,230,565       1,112,551
                                        ---------      ---------      ---------       ---------

Operating expenses:
   Interest                               246,344        240,537        486,627         464,428
   Management fees                        199,563        165,622        397,229         328,587
   Professional fees                       56,515         51,075        105,738          99,617
   Other                                  126,721        120,720        216,342         176,588
                                        ---------      ---------      ---------       ---------

         Total operating expenses         629,143        577,954      1,205,936       1,069,220
                                        ---------      ---------      ---------       ---------

         Investment income (expense),
           net before income taxes        121,014        (24,653)        24,629          43,331

Income taxes                                    0          9,900              0         (17,100)
                                        ---------      ---------      ---------       ---------

         Investment income
           (expense), net                 121,014        (14,753)        24,629          26,231
                                        ---------      ---------      ---------       ---------

Realized  and unrealized (loss) gain
     on investments:
   Net realized (loss) gain on
     investments                          (39,782)       (19,999)       (85,999)        310,505
   Net change in unrealized
     appreciation/depreciation
     on investments                       (58,524)     2,119,283        338,010       1,761,204
                                        ---------      ---------      ---------       ---------

         Net (loss) gain  on
           investments before
           income taxes                   (98,306)     2,099,284        252,011       2,071,709

Income taxes                                    0       (585,900)             0        (574,900)
                                        ---------      ---------      ---------       ---------

         Net (loss) gain on investments   (98,306)     1,513,384        252,011       1,496,809
                                        ---------      ---------      ---------       ---------

         Net change in net assets
              from operations           $  22,708      1,498,631        276,640       1,523,040
                                        =========      =========      =========       =========


See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 For the six      For the six
                                                 months ended     months ended
                                                   March 31,        March 31,
                                                     1999            1998
                                                 ------------    ------------
Cash flows from operating activities:
   Increase in net assets from operations        $    276,640       1,523,040
                                                 ------------    ------------

   Adjustments to reconcile increase in net
     assets from operations to net cash
     (used in) provided by operating activities:
        Net realized and unrealized gain on
          investments                                (252,011)     (2,071,709)
        Other                                          35,165           8,504
   Change in assets and liabilities:
        Receivables and other assets                 (102,327)        277,802
        Deferred income taxes                               0         592,000
        Accrued interest, accounts payable,
          and other liabilities                       (68,449)          4,636
                                                 ------------    ------------
   Total adjustments                                 (387,622)     (1,188,767)
                                                 ------------    ------------

   Net cash (used in) provided by
     operating activities                            (110,982)        334,273
                                                 ------------    ------------

Cash flows from investing activities:
   Proceeds from disposition of and payments
     on loans and investments in portfolio
     securities                                       342,454       1,134,832
   Purchases of loans and investments in
     portfolio securities                          (1,989,609)     (3,209,948)
   Proceeds from disposition of other
     investments                                      721,670       3,638,173
   Purchases of other investments                           0      (2,982,940)
                                                 ------------    ------------
   Net cash used in investing activities             (925,485)     (1,419,883)
                                                 ------------    ------------

Cash flows from financing activities -
   Proceeds from debt issuance                      1,000,000       1,000,000
   Payments for fractional shares in
     connection with stock split                       (9,677)         (9,454)
   Payments for debt issuance and
     commitment fees                                  (25,000)              0
                                                 ------------    ------------

   Net cash provided by financing activities          965,323         990,546
                                                 ------------    ------------

   Net decrease in cash and cash equivalents          (71,144)        (95,064)

Cash and cash equivalents at beginning of period    1,886,985       2,902,406
                                                 ------------    ------------

Cash and cash equivalents at end of period       $  1,815,841       2,807,342
                                                 ============    ============

Supplemental disclosures of cash flow
   information - Cash paid during the
   period for interest                           $    476,374         438,520
                                                 ============    ============

Supplemental disclosure of noncash investing
   and financing information - Assets received
   in lieu of cash                               $     72,872               0
                                                 ============    ============

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

(2)      Common Stock

         During the quarter ended March 31, 1999, MACC declared a 30% stock split effected in the form of a stock dividend resulting in the issuance of 372,705 shares of Common stock to its shareholders. Cash of $9,676.71 was paid for fractional shares. The September 30, 1998 net assets per share is computed as if the stock dividend occurred at that date.

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

                              RESULTS OF OPERATIONS

         Second Quarter and Six Months Ended March 31, 1999, Compared to Second Quarter and Six Months Ended March 31, 1998

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

         During the current year, second quarter total investment income of $750,157 was approximately 36% greater than total investment income of $553,301 for the prior year second quarter. In the current year second quarter as compared to the prior year second quarter, interest income increased $1,283, dividend income increased $197,158, and other income decreased $1,585. The increase in interest income is attributable primarily to the growth in MACC's portfolio and the interest received from its portfolio investments. The increase in dividend income is due to dividends received on five portfolio companies in the current year second quarter as compared to dividends received on one portfolio company in the prior year second quarter. MACC records distributions from its investments in limited liability companies as dividends.

         During the current year six-month period, total income of $1,230,565 increased 11% over total income of $1,112,551 in the prior year six-month period. For the current year six-month period as compared to the prior year six-month period, interest income increased from $890,537 to $921,172, dividend income increased from $106,918 to $226,033 and other income decreased from $115,096 to $83,360. The increases in interest income and dividend income are as a result of the same factors as indicated above for the second quarter. The decrease in other income is the net result of higher commitment fees received by MACC in the prior year six-month period, other income from a payment received on an other asset during the prior year six-month period, and other income from the partial payment of MACC's claim against the liquidation estate of one of its former insurers received in the prior year six-month period, which were partially offset by an advisory fee received from one portfolio company during the current year six-month period.

         Total operating expenses for the second quarter and six-month period of the current year total $629,143 and $1,205,936, respectively, increases of 9% and 13%, respectively, as compared to total operating expenses for the prior year second quarter of $577,954 and six-month period of $1,069,220. Interest expense increased by $5,807 and $22,199 due to additional borrowings from the Small Business Administration in the current year second quarter and six-month period, respectively. Management fees increased from $165,622 to $199,563 in the current year second quarter as compared to the prior year second quarter and increased from $328,587 to $397,229 in the current six-month period as compared to the prior year six-month period due to the increase of assets under management. Professional fees increased by $5,440 and $6,121, respectively, and other expenses, which includes administrative expenses associated with being a public corporation, increased by $6,001 and $39,754 in the current year second quarter and six-month period.

         For the current year second quarter and six-month period, MACC recorded net investment income of $121,014 and $24,629, respectively, as compared to net investment expense and income of ($14,753) and $26,231 during the prior year second quarter and six-month period, respectively.

         During the current year second quarter and six-month period, MACC recorded net realized loss on investments before income taxes of ($39,782) and ($85,999), respectively, as compared with net realized (loss) gain on investments before income taxes during the prior year second quarter and six-month period of ($19,999) and $310,505, respectively. MACC previously announced that it anticipated a significant gain in connection with the potential sale of one portfolio company investment, which was expected to occur in or before the fourth quarter of fiscal 1998. Although that transaction was not consummated as anticipated, MACC remains optimistic that the portfolio company investment may be sold prior to fiscal year end 1999. With the above portfolio sale and other potential sales, MACC expects to meet management's projected September 30, 1999, net asset value per share of $13.65. Management does not attempt to maintain a comparable level of realized gains from year to year or quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities and investing in new portfolio investments.

         MACC recorded net change in unrealized appreciation/depreciation on investments of ($58,524) during the current year second quarter, as compared to $2,119,283 during the prior year period which was due to the strong performance of several portfolio companies. Net change in unrealized appreciation/depreciation on investments represents the change for the period in the unrealized appreciation on MACC's total investment portfolio net of unrealized depreciation on MACC's total portfolio investment. Generally, when MACC increases the fair value of a portfolio investment above its cost, the unrealized appreciation item for the portfolio as a whole increases, and when MACC decreases the fair value of a portfolio investment below it cost, the unrealized depreciation item for the portfolio as a whole increases. When MACC sells an appreciated portfolio investment for a gain, unrealized appreciation for the portfolio as a whole decreases as the gain is realized. Similarly, when MACC sells a depreciated portfolio investment for a loss, unrealized depreciation for the portfolio as a whole decreases as the loss is realized.

         The net change in unrealized appreciation/depreciation on investments of ($58,524) recorded during the current year second quarter is the net effect of a decrease in the fair value of four portfolio investments which was partially offset by the increase in the fair value of three portfolio investments.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         To date, MACC has relied upon several sources to fund its investment activities, including MACC's cash equivalents and cash, and the Small Business Investment Company ("SBIC") capital program operated by the Small Business Administration (the "SBA").

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

         As of March 31, 1999, MACC's cash totaled $1,815,841. MACC borrowed $1,000,000 in new SBA Guaranteed Debentures in March 1999 and has a commitment for an additional $17,290,000 in SBA guaranteed debentures. The additional commitments of $17,290,000 are 5 year commitments. MACC believes that its existing cash, together with available proceeds from the additional $17,290,000 in SBA guaranteed debentures and other anticipated cash flows, will provide adequate funds for MACC's anticipated cash requirements during the current fiscal year and over the remaining SBA commitment period, including portfolio investment activities, principal and interest payments on outstanding debentures payable and administrative expenses. MACC has planned $8,500,000 in new and follow-on investment activities during the current fiscal year.

         Liquidity for the next several years will be impacted by principal payments on MACC's debentures payable. Debentures payable are composed of $12,290,000 in principal amount of SBA-guaranteed debentures issued by MACC's subsidiary, MorAmerica Capital, which mature as follows: $2,450,000 in 2000, $5,690,000 in 2001,
$2,150,000 in 2003, $1,000,000 in 2007 and $1,000,000 in 2009. It is anticipated
MorAmerica Capital would be able to roll over this debt with new ten year debentures when it matures. MorAmerica Capital has obtained a 5 year commitment of leverage from SBA which includes commitments to refinance these debentures for another 10 year term. As indicated above, the total amount of MorAmerica Capital's commitment from the SBA is $17,290,000.

                               PORTFOLIO ACTIVITY

         During the six months ended March 31, 1999, MACC invested $1,989,609 in five portfolio companies, consisting of $1,739,000 invested in two new portfolio companies and $250,609 invested in follow-on investments in three existing portfolio companies. MACC's investment level objectives for fiscal year 1999 call for total new and follow-on investments of $8,500,000. MACC anticipates that it will achieve its investment level objectives for the current fiscal year. However, management views investment level objectives for any given year as secondary in importance to MACC's overriding concern of investing in only those portfolio companies which satisfy MACC's investment criteria.

                        DETERMINATION OF NET ASSET VALUE

         The net asset value per share of MACC's outstanding common stock is determined quarterly, as soon as practicable after and as of the end of each calendar quarter, by dividing the value of total assets minus total liabilities by the total number of shares outstanding at the date as of which the determination is made.

         In calculating the value of total assets, securities that are traded in the over-the-counter market or on a stock exchange are valued in accordance with the current valuation policies of the Small Business Administration ("SBA"). Under SBA regulations, publicly traded equity securities are valued by taking the average of the close (or bid price in the case of over-the-counter equity securities) for the valuation date and the preceding two days. This policy differs from the Securities and Exchange Commission's guidelines which utilize only a one day price measurement. MACC's use of SBA valuation procedures did not result in a material variance as of March 31, 1999, from valuations using the Securities and Exchange Commission's guidelines.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         MACC is exposed to market risk from changes in market prices of publicly traded equity securities held in the MACC consolidated investment portfolio. At March 31, 1999, publicly traded equity securities in the MACC consolidated investment portfolio were recorded at a fair value of $882,386. In accordance with MACC's valuation policies and SBA regulations, the fair value of publicly traded equity securities is determined based upon the average of the closing prices (or bid price in the case of over-the-counter equity securities) for the valuation date and the preceding two days. The publicly traded equity securities in the MACC consolidated investment portfolio thus have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% adverse change in quoted market prices, and would amount to a decrease in the recorded value of such publicly traded equity securities of approximately $88,239. Actual results may differ.

         MACC is also exposed to market risk from changes in market interest rates that affect the fair value of MorAmerica Capital's debentures payable determined in accordance with Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value of MorAmerica Capital's outstanding debentures payable at March 31, 1999, was $12,480,000, with a cost of $12,290,000. Fair value of MorAmerica Capital's outstanding debentures payable is calculated by discounting cash flows through estimated maturity using the borrowing rate currently available to MorAmerica Capital for debt of similar original maturity. None of MorAmerica Capital's outstanding debentures payable are publicly traded. Market risk is estimated as the potential increase in fair value resulting from a hypothetical 0.5% decrease in interest rates. Actual results may differ.

             ------------------------------------------------------

                                                            1999
             ------------------------------------------------------

             Fair Value of Debentures Payable           $12,480,000

             Amount Over Cost                           $   190,000

             Additional Market Risk                     $   180,000
             ------------------------------------------------------















                  [Remainder of page intentionally left blank]

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are no items to report.

ITEM 2.  CHANGES IN SECURITIES

         At its Annual Meeting on February 23, 1999, the Board of Directors declared a 30% stock split effected in the form of a stock dividend payable to shareholders of record as of March 15, 1999, which was distributed on March 31, 1999. On March 31, 1999 total outstanding shares increased from 1,246,392 to 1,619,097.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There are no items to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 23, 1999, the Company's 1999 Annual Meeting of Shareholders (the "Meeting") was held in Cedar Rapids, Iowa. A quorum of 852,028 shares, or approximately 68.35% of issued and outstanding shares as of December 31, 1998, were represented in person or by proxy at the Meeting. The shareholders considered three proposals at the Meeting.

         With respect to the first proposal, by vote of 841,049 shares in favor of and 10,979 shares withheld, the shareholders elected three directors to serve until 2002 Annual Meeting of Shareholders or until their respective successors shall be elected and qualified. These directors and the votes cast in favor of and withheld with respect to each are as follows:

         Director                   For              Withheld
         --------                   ---              --------
         Paul M. Bass, Jr.          840,211          11,817

         David R. Schroder          840,884          11,144

         Robert A. Comey            841,006          11,022

         With regard to the second proposal, the shareholders voted to ratify the appointment of KPMG Peat Marwick LLP as independent auditors for the Company for Fiscal year 1999 by a vote of 834,587 in favor of ratification and 3,219 against ratification, with 14,222 shares abstaining.

         The third proposal, to approve certain proposed amendments to the Investment Advisory Agreement of MorAmerica Capital, was approved by the stockholders. With respect to this third proposal, the shareholders voted 814,763 in favor of the proposal and 6,801 against the proposal, with 30,464 shares abstaining.

ITEM 5.  OTHER INFORMATION

         There are no items to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  (10.2) Investment Advisory Agreement between MorAmerica Capital Corporation and InvestAmerica Investment Advisors, Inc., dated March 1, 1999.

                  (27)     Financial Data Schedule

         No other exhibits are applicable.

         (b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MACC PRIVATE EQUITIES INC.


Date: 5/11/99                           By: /s/ David Schroder
     --------                               ---------------------------------
                                            David Schroder, President


Date: 5/11/99                           By: /s/ Robert A. Comey
     --------                               ---------------------------------
                                            Robert A. Comey, Treasurer

                                  EXHIBIT INDEX


Exhibit              Description                                     Page
-------              -----------                                     ----

(10.2)       Investment Advisory Agreement between MorAmerica         17
             Capital Corporation and InvestAmerica Investment
             Advisors, Inc., dated March 1, 1999

(27)         Financial Data Schedule                                  28