Form 10-Q
period 1999-06-30
MACC PRIVATE EQUITIES INC
filed 1999-08-04
CIK 923808

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      June 30, 1999
                                   --------------------------------------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------   -------------
               Commission file number   0-24412
                                     -----------------------------------
                           MACC Private Equities Inc.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Delaware                              42-1421406
         ---------------------------------------------     -------------------
         (State or other jurisdiction of incorporation      (I.R.S. Employer
                      or organization)                     Identification No.)

            101 Second Street SE, Suite 800, Cedar Rapids, Iowa 52401
           ----------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (319) 363-8249
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)


           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     At June 30, 1999, the registrant had issued and outstanding 1,619,097 shares of common stock.

                                  Page 1 of 18
                        Exhibit Index appears at page 15

                                      INDEX
                                      -----

PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements                                         Page
     -------   --------------------                                         ----

               Condensed Consolidated Balance
               Sheets at June 30, 1999 (Unaudited),
               and September 30, 1998...................................      3

               Condensed Consolidated Statements of Operations (Unaudited)
               for the three months ended June 30, 1999, and June 30, 1998,
               and the nine months ended June 30, 1999 and June 30, 1998...   4

               Condensed Consolidated Statements of
               Cash Flows (Unaudited) for the nine
               months ended June 30, 1999, and
               the nine months ended June 30, 1998......................      5

               Notes to Condensed Consolidated
               Financial Statements.....................................      6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of Operations.........      7

     Item 3.   Quantitative and Qualitative
               Disclosure About Market Risk.............................     11

PART II.       OTHER INFORMATION........................................     13


Item 6.        Exhibits and Reports on Form 8-K.........................     13


               Signatures...............................................     14

EXHIBIT INDEX...........................................................     15

PART 1 -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    June 30,     September 30,
                                                                     1999           1998
                                                                  (Unaudited)
                                                                  -----------    ------------

                  Assets
Loans and investments in portfolio securities at market
         or fair value, cost of $27,668,561;
         $26,902,232 in 1998                                   $    31,675,794    27,201,277
U.S. treasury bills, at cost, which approximates market                      0     1,023,715
Certificates of deposit                                                693,000       297,000
Cash                                                                 3,837,977     1,287,940
Other assets, net                                                      904,504       983,592
Deferred income taxes                                                        0       501,000
                                                               ---------------   -----------

         Total assets                                          $    37,111,275    31,294,524
                                                               ===============   ===========
         Liabilities and stockholders' equity

Liabilities:
     Debentures payable, net of discount                       $    13,760,557    11,253,421
     Accrued interest                                                  149,296       284,898
     Accounts payable and other liabilities                            495,985       228,327
                                                               ---------------   -----------
         Total liabilities                                          14,405,838    11,766,646
                                                               ---------------   -----------
Stockholders' equity:
     Common stock, $.01 par value per share;
         4,000,000 shares authorized;
         1,619,097 shares issued and
         outstanding, 1,246,392 in 1998                                 16,191        12,464
     Additional paid-in-capital                                     15,312,381    15,312,381
     Net investment income                                             274,853       372,538
     Net realized gain on investments                                3,595,779     3,531,450
     Unrealized appreciation on investments                          3,506,233       299,045
                                                               ---------------   -----------
         Total stockholders' equity                                 22,705,437    19,527,878
                                                               ---------------   -----------
         Total liabilities and stockholders' equity            $    37,111,275    31,294,524
                                                               ===============   ===========
Net assets per share                                           $         14.02   $     12.06
                                                               ===============   ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                           MACC PRIVATE EQUITIES INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 For the three    For the three  For the nine    For the nine
                                                  months ended    months ended   months ended    months ended
                                                    June 30,        June 30,       June 30,        June 30,
                                                     1999             1998          1999             1998
                                                 -----------      -------------  ------------    ------------
Investment income:
     Interest                                    $   464,579         512,077      1,385,751       1,402,614
     Dividends                                         1,503          68,259        227,536         175,177
     Other                                            17,247          61,230        100,607         176,326
                                                 -----------      ----------      ---------       ---------
         Total income                                483,329         641,566      1,713,894       1,754,117
                                                 -----------      ----------      ---------       ---------
Operating expenses:
     Interest                                        274,821         240,010        761,448         704,438
     Management fees                                 206,826         185,751        604,055         514,338
     Professional fees                                37,598          59,671        143,336         159,288
     Other                                            86,397          70,429        302,739         247,017
                                                 -----------      ----------      ---------       ---------

         Total operating expenses                    605,642         555,861      1,811,578       1,625,081
                                                 -----------      ----------      ---------       ---------
         Investment (expense) income,
              net before income taxes               (122,313)         85,705        (97,684)        129,036

Income taxes                                               0               0              0         (17,100)
                                                 -----------      ----------      ---------       ---------

         Investment (expense) income, net           (122,313)         85,705        (97,684)        111,936
                                                 -----------      ----------      ---------       ---------

Realized  and unrealized gain on investments:
     Net realized gain on investments                163,731       1,009,099         77,732       1,319,604
     Net change in unrealized appreciation/
          depreciation on investments              3,370,178         692,738      3,708,188       2,453,942
                                                 -----------      ----------      ---------       ---------
         Net gain  on investments
              before income taxes                  3,533,909       1,701,837      3,785,920       3,773,546

Income taxes                                        (501,000)              0       (501,000)       (574,900)
                                                 -----------      ----------      ---------       ---------

              Net gain on investments              3,032,909       1,701,837      3,284,920       3,198,646
                                                 -----------      ----------      ---------       ---------
         Net change in net assets
              from operations                    $ 2,910,596       1,787,542      3,187,236       3,310,582
                                                 ===========      ==========      =========       =========

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                           For the nine     For the nine
                                                                           months ended     months ended
                                                                              June 30,         June 30,
                                                                                1999            1998
                                                                           ------------     ------------
Cash flows from operating activities:
     Increase in net assets from operations                                 $ 3,187,236       3,310,582
     Adjustments to reconcile increase in net                               -----------     -----------
          assets from operations to net cash
          provided by (used in) operating activities:
            Net realized and unrealized gain on investments                  (3,785,920)     (3,773,546)
            Other                                                                54,108          14,369
     Change in assets and liabilities:
            Other assets                                                         48,348         (48,337)
            Deferred income taxes                                               501,000         592,000
            Accrued interest, accounts payable,
                 and other liabilities                                           93,360        (141,824)
                                                                           ------------      ----------
     Total adjustments                                                       (3,089,104)     (3,357,338)
                                                                           ------------      ----------
     Net cash provided by  (used in) operating activities                        98,132         (46,756)
                                                                           ------------      ----------
Cash flows from investing activities:
     Proceeds from disposition of and payments on
          loans and investments in portfolio securities                       4,068,191       2,741,372
     Purchases of loans and investments in
          portfolio securities                                               (4,671,824)     (4,991,868)
     Proceeds from disposition of other investments                             721,670       5,226,012
     Purchases of other investments                                                   0      (4,282,669)
                                                                           ------------      ----------
     Net cash provided by (used in) investing activities                        118,037      (1,307,153)
                                                                           ------------      ----------
Cash flows from financing activities -
     Proceeds from debt issuance                                              2,500,000       1,000,000
     Payments for fractional shares in connection with stock split               (9,677)         (9,454)
     Payments for debt issuance and commitment fees                             (62,500)              0
                                                                           ------------      ----------
     Net cash provided by financing activities                                2,427,823         990,546
                                                                           ------------      ----------
     Net increase (decrease) in cash and cash equivalents                     2,643,992        (363,363)

Cash and cash equivalents at beginning of period                              1,886,985       2,902,406
                                                                           ------------      ----------
Cash and cash equivalents at end of period                                  $ 4,530,977       2,539,043
                                                                           ============      ==========
Supplemental disclosures of cash flow information -
     Cash paid during the period for interest                               $   885,251         844,088
                                                                           ============      ==========
Supplemental disclosure of noncash investing and financing information -
     Assets received in lieu of cash                                        $    72,872          71,287
                                                                           ============      ==========


See accompanying notes to unaudited condensed consolidated financial statements.

MACC PRIVATE EQUITIES INC.

Notes to Unaudited Condensed Consolidated Financial Statements


(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of MACC Private Equities Inc. (MACC) and its wholly-owned subsidiary MorAmerica Capital Corporation (MorAmerica Capital) which have been prepared in accordance with generally accepted accounting principles for investment companies. All material intercompany accounts and transactions have been eliminated in consolidation.

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

ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                              RESULTS OF OPERATIONS

        Third Quarter and Nine Months Ended June 30, 1999, Compared to Third Quarter and Nine Months Ended June 30, 1998

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

        During the current year, third quarter total investment income of $483,329 was approximately 25% lower than total investment income of $641,566 for the prior year third quarter. In the current year third quarter as compared to the prior year third quarter, interest income decreased $47,498, dividend income decreased $66,756, and other income decreased $43,983. The decrease in interest income is attributable primarily to the payoff of portfolio investments and the conversion of interest paying portfolio investments to equity investments in MACC's portfolio. During the third quarter, MACC reversed $113,312 of dividend income relating to a distribution received in the current year second quarter, which will be repaid. Without this reversal, dividends for the current year third quarter were greater as compared to the prior year third quarter. MACC records distributions from its investments in limited liability companies as dividends. The decrease in other income is due to a revaluation on an other asset in the prior year third quarter.

        During the current year nine-month period, total income of $1,713,894 decreased 2% over total income of $1,754,117 in the prior year nine-month period. For the current year nine-month period as compared to the prior year nine-month period, interest income decreased from $1,402,614 to $1,385,751, dividend income increased from $175,177 to $227,536 and other income decreased from $176,326 to $100,607. The decreases in interest income and other income are as a result of the same factors as indicated above for the third quarter. The principal reason for the increase in dividend income is the payment by one portfolio company of accrued dividends in the current year nine-month period.

        Total operating expenses for the third quarter and nine-month period of the current year total $605,642 and $1,811,578, respectively, increases of 9% and 11%, respectively, as compared to total operating expenses for the prior year third quarter of $555,861 and nine-month period of $1,625,081. Interest expense increased by $34,811 and $57,010 due to additional borrowings from the Small Business Administration in the current year third quarter and nine-month period, respectively. Management fees increased from $185,751 to $206,826 in the current year third quarter as compared to the prior year third quarter and increased from $514,338 to $604,055 in the current nine-month period as compared to the prior year nine-month period due to the increase of assets under management. Professional fees decreased by $22,073 and $15,952, respectively, and other expenses, which includes administrative expenses associated with being a public corporation, increased by $15,968 and $55,722 in the current year third quarter and nine-month period.

        For the current year third quarter and nine-month period, MACC recorded net investment expense of ($122,313) and ($97,684), respectively, as compared to net investment income of $85,705 and $111,936 during the prior year third quarter and nine-month period, respectively. MACC has received cash on realized gains from several portfolio investments in the third quarter. Investment income is expected to improve for the year as MACC realizes short term income during the fourth quarter on this cash and the cash on the gain realized in July 1999, as discussed in the next paragraph. As stated above, MACC continues to seek investments with some current return as well as the potential for capital appreciation.

        During the current year third quarter and nine-month period, MACC recorded net realized gain on investments before income taxes of $163,731 and $77,732, respectively, as compared with net realized gain on investments before income taxes during the prior year third quarter and nine-month period of $1,009,099 and $1,319,604, respectively. In the current year third quarter, MACC realized gains of $1,791,809 from three portfolio companies and realized a loss of $1,628,078 from one portfolio company. The portfolio investment to which the realized loss relates was depreciated during fiscal 1997 to $1, and accordingly the realization of this loss did not have any impact on MACC's net asset value as of June 30, 1999. MACC previously announced that it anticipated a significant gain in connection with the potential sale of one portfolio company investment. This transaction was consummated in July 1999, and MACC recorded unrealized appreciation during the third quarter of the current year of $2,335,048 as a result of this transaction. As a result of the significant increase in unrealized appreciation during the current year third quarter, MACC recorded $501,000 of income tax expense, eliminating the remainder of its deferred tax asset. Management does not attempt to maintain a comparable level of realized gains from year to year or quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities and investing in new portfolio investments.

        MACC recorded net change in unrealized appreciation/depreciation on investments of $3,370,178 during the current year third quarter, as compared to $692,738 during the prior year period. For the current year nine-month period as compared to the prior year nine-month period, net change in unrealized appreciation/depreciation on investments was $3,708,188 and $2,453,942, respectively. Net change in unrealized appreciation/depreciation on investments represents the change for the period in the unrealized appreciation on MACC's total investment portfolio net of unrealized depreciation on MACC's total portfolio investment. Generally, when MACC increases the fair value of a portfolio investment above its cost, the unrealized appreciation item for the portfolio as a whole increases, and when MACC decreases the fair value of a portfolio investment below its cost, the unrealized depreciation item for the portfolio as a whole increases. When MACC sells an appreciated portfolio investment for a gain, unrealized appreciation for the portfolio as a whole decreases as the gain is realized. Similarly, when MACC sells a depreciated portfolio investment for a loss, unrealized depreciation for the portfolio as a whole decreases as the loss is realized.

        The net change in unrealized appreciation/depreciation on investments of $3,370,178 recorded during the current year third quarter is the net effect of a write off of one portfolio investment which resulted in a decrease in unrealized depreciation of $1,628,078, a revaluation of another portfolio investment due to its sale in July 1999 which increased unrealized appreciation by $2,335,048, the sale of another portfolio investment resulting in a net decrease in unrealized appreciation of $766,428, and the sale of a portion of another portfolio investment resulting in a decrease in unrealized depreciation of $173,722.

         At the end of the current year third quarter, MACC's net asset value per share of $14.02 exceeded management's projected September 30, 1999 net asset value per share of $13.65 and has increased 16.25% over the $12.06 net asset value on September 30, 1998, as adjusted for the March 1999 30% stock split effected in the form of a stock dividend.

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

        As of June 30, 1999, MACC's certificates of deposit and cash totaled $4,530,977. MACC borrowed $1,500,000 in new SBA Guaranteed Debentures in April 1999 and has a commitment for an additional $15,790,000 in SBA guaranteed debentures. MACC believes that its existing cash, together with the cash receipt of $7,382,000 from the sale of one portfolio company in July 1999, the available proceeds from the additional $15,790,000 in SBA guaranteed debentures and other anticipated cash flows, will provide adequate funds for MACC's anticipated cash requirements during the current fiscal year and over the next three years, including portfolio investment activities, principal and interest payments on outstanding debentures payable and administrative expenses. MACC has planned $8,500,000 in new and follow-on investment activities during the current fiscal year.

        Liquidity for the next several years will be impacted by principal payments on MACC's debentures payable. Debentures payable are composed of $13,790,000 in principal amount of SBA-guaranteed debentures issued by MACC's subsidiary, MorAmerica Capital, which mature as follows: $2,450,000 in 2000, $5,690,000 in 2001, $2,150,000 in 2003, $1,000,000 in 2007, and $2,500,000 in
2009. It is anticipated MorAmerica Capital would be able to roll over this debt with new ten year debentures when it matures. MorAmerica Capital has obtained a commitment of leverage from SBA which includes commitments to refinance these debentures for another 10 year term. As indicated above, the total amount of MorAmerica Capital's commitment from the SBA is $15,790,000.

                               PORTFOLIO ACTIVITY

        During the nine months ended June 30, 1999, MACC invested $4,671,824 in eight portfolio companies, consisting of $4,421,215 invested in five new portfolio companies and $250,609 invested in follow-on investments in three existing portfolio companies. MACC's investment level objectives for fiscal year 1999 call for total new and follow-on investments of $8,500,000. Although the timing of new and follow-on portfolio investments is somewhat uncertain, MACC anticipates that it will meet its investment level objectives for the current fiscal year. However, management views investment level objectives for any given year as secondary in importance to MACC's overriding concern of investing in only those portfolio companies which satisfy MACC's investment criteria.

                        DETERMINATION OF NET ASSET VALUE

        The net asset value per share of MACC's outstanding common stock is determined quarterly, as soon as practicable after and as of the end of each calendar quarter, by dividing the value of total assets minus total liabilities by the total number of shares outstanding at the date as of which the determination is made.

        In calculating the value of total assets, securities that are traded in the over-the-counter market or on a stock exchange are valued in accordance with the current valuation policies of the Small Business Administration ("SBA"). Under SBA regulations, publicly traded equity securities are valued by taking the average of the close (or bid price in the case of over-the-counter equity securities) for the valuation date and the preceding two days. This policy differs from the Securities and Exchange Commission's guidelines which utilize only a one day price measurement. MACC's use of SBA valuation procedures did not result in a material variance as of June 30, 1999, from valuations using the Securities and Exchange Commission's guidelines.

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

                              YEAR 2000 COMPLIANCE

        MACC has made the enhancements necessary to prepare its systems for the year 2000. The expense of the year 2000 projects as well as the related potential effect on MACC's earnings has not had a material effect on MACC's financial position or results of operations. MACC is aware of potential year 2000 risks and the possible adverse impact resulting from failures by third parties (such as banks and vendors) and portfolio companies to adequately address year 2000 problems. MACC could incur losses if portfolio companies incur business losses related to the year 2000. To date, MACC has been advised by such parties that they do have plans in place to address and correct the issues associated with the year 2000; however, no assurance can be given as to the adequacy of such plans or to the timeliness of their implementation. MACC's computer operations are not complex and functions can be performed manually for some period of time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        MACC is exposed to market risk from changes in market prices of publicly traded equity securities held in the MACC consolidated investment portfolio. At June 30, 1999, publicly traded equity securities in the MACC consolidated investment portfolio were recorded at a fair value of $402,669. In accordance with MACC's valuation policies and SBA regulations, the fair value of publicly traded equity securities is determined based upon the average of the closing prices (or bid price in the case of over-the-counter equity securities) for the valuation date and the preceding two days. The publicly traded equity securities in the MACC consolidated investment portfolio thus have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% adverse change in quoted market prices, and would amount to a decrease in the recorded value of such publicly traded equity securities of approximately $40,267. Actual results may differ.

        MACC is also exposed to market risk from changes in market interest rates that affect the fair value of MorAmerica Capital's debentures payable determined in accordance with Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value of MorAmerica Capital's outstanding debentures payable at June 30, 1999, was $13,950,000, with a cost of $13,790,000. Fair value of MorAmerica Capital's outstanding debentures payable is calculated by discounting cash flows through estimated maturity using the borrowing rate currently available to MorAmerica Capital for debt of similar original maturity. None of MorAmerica Capital's outstanding debentures payable are publicly traded. Market risk is estimated as the potential increase in fair value resulting from a hypothetical 0.5% decrease in interest rates. Actual results may differ.


             -------------------------------------------------

                                                      1999
             -------------------------------------------------

             Fair Value of Debentures Payable      $13,950,000

             Amount Over Cost                      $   160,000

             Additional Market Risk                $   167,000
             -------------------------------------------------















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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits

               (27) Financial Data Schedule

        No other exhibits are applicable.

        (b)    Reports on Form 8-K

        The Company filed no reports on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MACC PRIVATE EQUITIES INC.


Date:         8/2/99                    By:       David Scroder
     ---------------------------           ----------------------------------
                                             David Schroder, President


Date:         8/2/99                    By:      Robert A. Comey
     ---------------------------           ----------------------------------
                                              Robert A. Comey, Treasurer

                                  EXHIBIT INDEX



Exhibit             Description                                          Page
-------             -----------                                          ----

(27)           Financial Data Schedule                                    16