Form 10-K405
period 1999-09-30
MACC PRIVATE EQUITIES INC
filed 1999-12-28
CIK 923808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of November 30, 1999, was approximately $14,025,654 based upon the average bid and asked price for shares of the registrant's common stock on that date. As of November 30, 1999, there were 1,619,097 shares of the registrant's common stock outstanding, of which approximately 1,015,432 shares were held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended September 30, 1999, are incorporated by reference into Parts II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 22, 2000, are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1.  BUSINESS.

         GENERAL

         MACC Private Equities Inc. (the "Corporation") was formed as a Delaware corporation on March 3, 1994. It is qualified as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").

         The Corporation has one direct wholly-owned subsidiary, MorAmerica Capital Corporation ("MorAmerica Capital"). As of September 30, 1999, MorAmerica Capital comprised approximately 99% of the Corporation's assets. MorAmerica Capital is an Iowa corporation incorporated in 1959 and which has been licensed as a small business investment company since that year. It has also elected treatment as a BDC under the 1940 Act.


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


         INVESTMENTS AND DIVESTITURES

         For the fiscal year ended September 30, 1999, the Corporation made total investments of $5,697,574 in six new portfolio companies and in follow-on investments in three existing portfolio companies. The Corporation's investment-level objectives on a consolidated basis call for new and follow-on investments of approximately $11,000,000 during fiscal year 2000.

         During fiscal year 1999, the Corporation recorded $5,142,177 in net realized gains.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There are no items to report.


         EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the names, ages and positions of the Corporation's Executive Officers as of December 15, 1999, as well as certain other information with respect to such persons:




                                Positions Currently Held                   Principal Occupations
Name                       Age     with the Corporation                 During the Past Five Years
----                       ---     --------------------                 --------------------------
David R. Schroder          56   Director, President and                 Director, President and Secretary
                                Secretary                               of the Investment Advisor;
                                                                        MorAmerica Capital; InvestAmerica
                                                                        Venture Group, Inc.; InvestAmerica
                                                                        N.D. Management, Inc.; and
                                                                        InvestAmerica N.D., L.L.C.

Robert A. Comey            53   Director, Executive Vice President      Director, Executive Vice President
                                and Treasurer                           and Treasurer of MorAmerica
                                                                        Capital, the Investment Advisor,
                                                                        InvestAmerica Venture Group, Inc.;
                                                                        InvestAmerica N.D. Management, Inc.
                                                                        and InvestAmerica N.D., L.L.C.

Kevin F. Mullane           44   Senior Vice President                   Senior Vice President of MorAmerica
                                                                        Capital; Senior Vice President and
                                                                        Director of the Investment Advisor;
                                                                        InvestAmerica Venture Group, Inc.;
                                                                        InvestAmerica N.D. Management,
                                                                        Inc.; and InvestAmerica N.D., L.L.C.


                                 PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Information in response to this Item is incorporated by reference to the "Shareholder Information" section of the Corporation's Annual Report to Shareholders for the fiscal year ended September 30, 1999 (the "1999 Annual Report").


ITEM 6.  SELECTED FINANCIAL DATA.

         Information in response to this Item is incorporated by reference to the "Selected Financial Data" section of the 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Information in response to this Item is incorporated by reference to the "Management's Discussion and Analysis" section of the 1999 Annual Report.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information in response to this Item is incorporated by reference to the "Quantitative and Qualitative Disclosures About Market Risk" section of the 1999 Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Information in response to this Item is incorporated by reference to the Consolidated Financial Statements, notes thereto and report therein contained in the 1999 Annual Report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.

         There are no items to report.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the "Election of Directors" section and the subsection captioned "Section 16(a) Reporting Compliance" of the Corporation's definitive proxy statement in connection with its 2000 Annual Meeting of Stockholders, scheduled to be held on February 22, 2000 (the "2000 Proxy Statement"). Information in response to this Item also is included under the caption "Executive Officers of the Registrant" of this Report.


ITEM 11.  EXECUTIVE COMPENSATION.

         Information in response to this Item is incorporated by reference to the subsection captioned "Compensation of Directors and Executive Officers" of the 2000 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information in response to this Item is incorporated by reference to the subsection captioned "Stock Ownership of Certain Beneficial Owners" of the 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Corporation and MorAmerica Capital each have executed an Investment Advisory Agreement with the Investment Advisor. With respect to the Corporation, the Investment Advisory Agreement provides for a management fee payable to the Investment Advisor equal to 2.5% of Assets Under Management (as that term is defined in the Investment Advisory Agreement). With respect to MorAmerica Capital, the management fee is equal to 2.5% of Capital Under Management (as that term is defined in the Investment Advisory Agreement), not to exceed 2.5% of Assets Under Management or 7.5% of Regulatory Capital. In addition, the Investment Advisor is entitled to an incentive fee under both of the Investment Advisory Agreements equal to 13.4% of the net capital gains, before taxes, on portfolio investments and from the disposition of other assets or property managed by the Investment Advisor.

         Management fees under the Investment Advisory Agreements on a consolidated basis amounted to $811,260 for fiscal year 1999. Incentive fees under the Investment Advisory Agreements on a consolidated basis amounted to $1,338,957 for fiscal 1999.

         The Investment Advisor is owned by its three principal officers and directors, all of whom are also officers and/or directors of the Corporation. These individuals and their positions held with the Investment Advisor are:

           Name                          Offices
           ----                          -------

     David R. Schroder     Director, President and Secretary

     Robert A. Comey       Director, Executive Vice President, and Treasurer

     Kevin F. Mullane      Director and Senior Vice President

         Under the Agreement dated May 13, 1996 (the "Agreement"), between the Corporation, Zions Bancorporation ("Zions") and Zions First National Bank (the "Bank"), as amended, Zions and the Bank are permitted to increase their collective ownership of the Corporation's common stock to up to 35% of the issued and outstanding shares. As of November 30, 1999, Zions and the Bank were the beneficial owners of approximately 455,981 shares of the Corporation's Common Stock, representing approximately 28.16% of the outstanding shares.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this Report:

         1.       A.     The following financial statements are incorporated by
                         reference to the 1999 Annual Report.

                         Consolidated Balance Sheet at September 30, 1999 Consolidated Statement of Operations for the year ended
                                  September 30, 1999
                         Consolidated Statements of Changes in Net Assets for
                                  the years ended September 30, 1999, and
                                  September 30, 1998
                         Consolidated Statement of Cash Flows for the year ended
                                  September 30, 1999
                         Notes to Consolidated Financial Statements
                         Consolidated Schedule of Investments as of
                                  September 30, 1999
                         Notes to the Consolidated Schedule of Investments

                  B. The Report of Independent Accountants with respect to the financial statements listed in A. above is incorporated by reference to the 1999 Annual Report.

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

         3. The following exhibits are filed herewith or incorporated by reference as set forth below:

                  3.1*          Certificate of Incorporation of the Corporation.

                  3.2**         By-Laws of the Corporation.

                  4.            See Exhibits 3.1 and 3.2.

                  10.1** Investment Advisory Agreement between the Corporation and InvestAmerica Investment Advisors, Inc., dated March 1, 1998.

                  10.2*** Investment Advisory Agreement between MorAmerica Capital Corporation and InvestAmerica Investment Advisors, Inc., dated March 1, 1999.

                  10.3.a.****   Agreement between the Corporation and Zions
                                Bancorporation, dated May 13, 1996.

                  10.3.b.**     First Amendment to Agreement between the
                                Corporation, Zions Bancorporation and Zions
                                First National Bank, dated April 29, 1998

                  13            1999 Annual Report to Stockholders.

                  21 Subsidiary of the Corporation and jurisdiction of incorporation.

                  27            Financial Data Schedule

                  * Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, as filed with the Commission on May 14, 1997.

                  ** Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended September 30, 1998, as filed with the Commission on December 29, 1998.

                  *** Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 1999, as filed with the Commission on May 12, 1999.

                  **** Incorporated by reference to the Corporation's Current Report on Form 8-K, dated May 13, 1996, filed with the Commission on May 13, 1996.

(b)      Reports on Form 8-K.

         No Reports on Form 8-K were filed during the three months ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 15, 1999.





                                /s/ David R. Schroder
                                ---------------------
                                David R. Schroder
                                President and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                  Signature                                  Date

/s/ Paul M. Bass, Jr.                                  December 15, 1999
--------------------------------------------           -----------------
Paul M. Bass, Jr.
Chairman of the Board of Directors


/s/ David R. Schroder                                  December 15, 1999
--------------------------------------------           -----------------
David R. Schroder
Director, President and Secretary


/s/ Robert A. Comey                                    December 15, 1999
--------------------------------------------           -----------------
Robert A. Comey
Director, Executive Vice President
and Treasurer


/s/ Henry T. Madden                                    December 15, 1999
--------------------------------------------           -----------------
Henry T. Madden
Director



/s/ John D. Wolfe                                      December 15, 1999
--------------------------------------------           -----------------
John D. Wolfe
Director



/s/ Michael W. Dunn                                    December 15, 1999
--------------------------------------------           -----------------
Michael W. Dunn
Director



/s/ James L. Miller                                    December 15, 1999
--------------------------------------------           -----------------
James L. Miller
Director



/s/ Todd J. Stevens                                    December 15, 1999
--------------------------------------------           -----------------
Todd J. Stevens
Director



--------------------------------------------           -----------------
Jeri J. Harman
Director