Form 10-Q
period 1999-12-31
MACC PRIVATE EQUITIES INC
filed 2000-02-09
CIK 923808

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 1999
                              --------------------------------------------------
                                       OR

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

      At December 31, 1999, the registrant had issued and outstanding 1,619,097 shares of common stock.

                                  Page 1 of 17
                        Exhibit Index appears at page 14


                                      INDEX
                                      -----

PART I    .  FINANCIAL INFORMATION

    Item 1.  Financial Statements                              Page

             Condensed Consolidated Balance Sheets at
             December 31, 1999 (Unaudited), and
             September 30,
             1999................................................ 3

             Condensed Consolidated Statements of
             Operations (Unaudited) for the three
             months ended December 31, 1999, and the
             three months ended December 31,
             1998................................................ 4

             Condensed Consolidated Statements of Cash
             Flows (Unaudited) for the three months
             ended December 31, 1999, and the three
             months ended December 31,
             1998................................................ 5

             Notes to Condensed Consolidated Financial
             Statements.......................................... 6

    Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results Of Operations.... 7

    Item 3.  Quantitative and Qualitative
             Disclosure About Market Risk........................ 10

PART II.     OTHER INFORMATION................................... 12


    Item 6.  Exhibits and Reports on Form 8-K.................... 12

             Signatures.......................................... 13

EXHIBIT INDEX.................................................... 14


PART 1  --   FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

                   MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     December 31,  September 30,
                                                                         1999          1999
                                                                     (Unaudited)
                                                                    -----------   -------------
                     Assets

Loans and investments in portfolio securities at market
    or fair value, cost of $31,773,604;
    $26,770,110 at September 1999                                    $31,374,153     26,461,384
U.S. treasury bills, at cost, which approximates market                3,408,883      7,393,765
Cash                                                                     790,952      2,261,678
Certificates of deposit                                                  498,999      1,092,999
Other assets, net                                                      1,541,162      1,325,619
                                                                     -----------     ----------

    Total assets                                                     $37,614,149     38,535,445
                                                                     -----------     ----------

    Liabilities and stockholders' equity

Liabilities:
  Debentures payable, net of discount                                $13,765,668     13,763,123
  Incentive fees payable                                                 177,679       991,980
  Accrued interest                                                       167,558        291,862
  Accounts payable and other liabilities                                  57,946         94,332
                                                                     -----------     ----------

    Total liabilities                                                 14,168,851     15,141,297
                                                                     -----------     ----------

Stockholders' equity:
  Common stock, $.01 par value per share;
    4,000,000 shares authorized;
    1,619,097 shares issued and outstanding                               16,191         16,191
  Additional paid-in-capital                                          16,510,381     16,510,381
  Net investment income                                                  333,465        365,079
  Net realized gain on investments                                     6,984,712      6,811,223
  Unrealized depreciation on investments                                (399,451)      (308,726)

                                                                     -----------     ----------
    Total stockholders' equity                                        23,445,298     23,394,148
                                                                     -----------     ----------

    Total liabilities and stockholders' equity                       $37,614,149     38,535,445
                                                                     ===========     ==========
Net assets per share                                                 $     14.48          14.45
                                                                     ===========     ==========




See accompanying notes to unaudited condensed consolidated financial statements.

               MACC PRIVATE EQUITIES INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                For the three  For the three
                                                months ended   months ended
                                                December 31,   December 31,
                                                   1999         1998
                                               -------------   -------------
Investment income:
     Interest                                    $ 503,677        458,398
     Dividends                                      39,082              0
     Other                                          53,815         22,010
                                                 ---------      ---------

         Total income                              596,574        480,408
                                                 ---------      ---------

Operating expenses:
     Financial expenses                            306,076        255,431
     Management fees                               235,220        197,666
     Professional fees                              30,302         49,223
     Other                                          56,590         74,473
                                                 ---------      ---------

         Total operating expenses                  628,188        576,793
                                                 ---------      ---------

         Investment expense, net                   (31,614)       (96,385)
                                                 ---------      ---------

Realized and unrealized gain on investments:
     Net realized gain (loss) on investments       173,489        (46,217)
     Net change in unrealized (depreciation)
           appreciation on investments             (90,725)       396,534
                                                 ---------      ---------

         Net gain on investments                    82,764        350,317
                                                 ---------      ---------

         Net change in net assets
              from operations                    $  51,150        253,932
                                                 =========      =========



See accompanying notes to unaudited condensed consolidated
                 financial statements.

       MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                             For the three    For the three
                                                             months ended     months ended
                                                             December 31,     December 31,
                                                                 1999              1998
Cash flows from operating activities:
     Increase in net assets from operations                   $    51,150       253,932
                                                              -----------    ----------
     Adjustments to reconcile increase in net
         assets from operations to net cash
         used in operating activities:
           Net realized and unrealized gain on investments        (82,764)     (350,317)
           Other                                                   19,199        17,466
     Change in assets and liabilities:
           Other assets                                           (47,337)      112,717
           Accrued interest, accounts payable,
               and other liabilities                             (986,362)     (248,063)
                                                              -----------    ----------

     Total adjustments                                         (1,097,264)     (468,197)
                                                              -----------    ----------

     Net cash used in operating activities                     (1,046,114)     (214,265)
                                                              -----------    ----------

Cash flows from investing activities:
     Proceeds from disposition of and payments on
          loans and investments in portfolio securities             8,928       155,327
     Purchases of loans and investments in
          portfolio securities                                 (5,012,422)            0
     Proceeds from disposition of other investments             2,274,250       721,670
     Purchases of other investments                               (99,000)            0
                                                              -----------    ----------

     Net cash (used in) provided by investing activities       (2,828,244)      876,997

     Net (decrease) increase in cash and cash equivalents      (3,874,358)      662,732

Cash and cash equivalents at beginning of period                5,065,309     1,886,985
                                                              -----------    ----------

Cash and cash equivalents at end of period                    $ 1,190,951     2,549,717
                                                              ===========    ==========

Supplemental disclosure of cash flow information -
     Cash paid during the period for interest                 $   411,124       411,124
                                                              ===========    ==========

Supplemental disclosure of noncash investing and financing
     information - Assets received in lieu of cash            $   184,860            0
                                                              ===========    ==========



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

     The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto of MACC Private Equities Inc. and its Subsidiary as of and for the year ended September 30, 1999. The information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The results of the interim period reported are not necessarily indicative of results to be expected for the year. The balance sheet information as of September 30, 1999 has been derived from the audited balance sheet as of that date.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by MACC pursuant to the safe-harbor provisions of the 1995 Act, and are identified as including terms such as "may," "will," "should," "expects," "anticipates," "estimates," "plans," or similar language. In connection with these safe-harbor provisions, MACC has identified in its Annual Report to Shareholders for the fiscal year ended September 30, 1999, important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of MACC, including, without limitation, the high risk nature of MACC's portfolio investments, any failure to achieve annual investment level objectives, changes in prevailing market interest rates, and contractions in the markets for corporate acquisitions and initial public offerings. MACC further cautions that such factors are not exhaustive or exclusive. MACC does not undertake to update any forward-looking statement which may be made from time to time by or on behalf of MACC.

RESULTS OF OPERATIONS

     Three Months Ended December 31, 1999, Compared to Three Months Ended December 31, 1998

     MACC's investment income includes income from interest, dividends and fees. Net investment income represents total investment income minus operating and interest expenses, net of applicable income taxes. The main objective of portfolio company investments is to achieve capital appreciation and realized gains in the portfolio. These are not included in net investment income. However, another one of MACC's long-term goals is to achieve net investment income and increased earnings stability in future years. In this regard, a significant proportion of new portfolio investments are structured so as to provide a current yield through interest or dividends. MACC also earns interest on short term investments of cash.

     During the current year, first quarter total investment income of $596,574 was approximately 24% greater than total investment income of $480,408 for the prior year first quarter. In the current year first quarter as compared to the prior year first quarter, interest income increased $45,279, dividend income increased $39,082 and other income increased $31,805. The increase in interest income is attributable primarily to the new and follow-on portfolio investments made by MACC in the current year first quarter that were structured as subordinated debentures. The increase in dividend income is due to limited liability corporation distributions received on two existing portfolio companies in the current year first quarter as compared to no dividends received in the prior year first quarter. The increase in other income is due to two new portfolio company investments made in the current year first quarter in which MACC received processing fees at the closing compared to an advisory fee received on one portfolio company in the prior year first quarter.

     Total operating expenses for the first quarter of the current year total $628,188, an increase of approximately 9% as compared to total operating expenses for the prior year first quarter of $576,793. Financial expense increased by $50,645 due to additional borrowings of SBA-guaranteed debentures. Management fees increased by $37,554 in the current year first quarter as compared to the prior year first quarter due to the increase of assets under management. Professional fees and other expenses decreased by $18,921 and $17,883, respectively, in the current year first quarter as compared to the prior year first quarter.

     For the current year first quarter, MACC recorded net investment expense of ($31,614) as compared to net investment expense of ($96,385) during the prior year first quarter.

     During the current year first quarter, MACC recorded net realized gain on investments of $173,489, as compared with net realized loss on investments of $46,217 during the prior year period. The net realized gain on investments during the current year first quarter consisted of an adjustment to the valuation of an escrow to be received from the sale of one portfolio company that closed in July 1999. These funds were received in January 2000. Management does not attempt to maintain a comparable level of realized gains from year to year or quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities and investing in new portfolio investments.

     MACC recorded net change in unrealized appreciation/depreciation on investments of ($90,725) during the current year first quarter, as compared to $396,534 during the prior year period. Net change in unrealized appreciation/depreciation on investments represents the change for the period in the unrealized appreciation on MACC's total investment portfolio net of unrealized depreciation on MACC's total portfolio investment. Generally, when MACC increases the fair value of a portfolio investment above its cost, the unrealized appreciation item for the portfolio as a whole increases, and when MACC decreases the fair value of a portfolio investment below its cost, the unrealized depreciation item for the portfolio as a whole increases. When MACC sells an appreciated portfolio investment for a gain, unrealized appreciation for the portfolio as a whole decreases as the gain is realized. Similarly, when MACC sells a depreciated portfolio investment for a loss, unrealized depreciation for the portfolio as a whole decreases as the loss is realized.

     The net change in unrealized appreciation/depreciation on investments of ($90,725) recorded during the current year first quarter is the effect of a decrease in the fair value of one publicly traded equity investment in the MACC consolidated investment portfolio, calculated in accordance with MACC's valuation policies.

     At the end of the current year first quarter, MACC's net asset value per share was $14.48 as compared to the net asset value per share on September 30, 1999 of $14.45.


              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      To date, MACC has relied upon several sources to fund its investment activities, including MACC's cash equivalents and cash, and the Small Business Investment Company ("SBIC") capital program operated by the Small Business Administration (the "SBA").

         MACC, through its wholly-owned subsidiary, MorAmerica Capital, from time to time may seek to procure additional capital through the SBIC capital program to provide a portion of its future investment capital requirements. At present, there is availability of capital for the next five years through the SBIC capital program and MACC anticipates that there will be capital available in future periods.

         As of December 31, 1999, MACC's U.S. treasury bills, certificates of deposit and cash totaled $4,698,834. MACC has a commitment for an additional $15,790,000 in SBA guaranteed debentures. MACC believes that its existing U.S. treasury bills, certificates of deposit and cash, together with the available proceeds from the $15,790,000 in SBA guaranteed debentures, additional commitments anticipated through the SBIC capital program and other anticipated cash flows, will provide adequate funds for MACC's anticipated cash requirements during the current fiscal year and over the next two years, including portfolio investment activities, principal and interest payments on outstanding debentures payable and administrative expenses. MACC has planned $11,000,000 in new and follow-on investment activities during the current fiscal year.

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

                               PORTFOLIO ACTIVITY

     During the three months ended December 31, 1999, MACC invested $5,012,422 in eight portfolio companies, consisting of $3,375,000 invested in three new portfolio companies and $1,637,422 invested in follow-on investments in five existing portfolio companies. MACC's investment level objectives for fiscal year 2000 call for total new and follow-on investments of $11,000,000. Although the timing of new and follow-on portfolio investments is somewhat uncertain, MACC anticipates that it will meet its investment level objectives for the current fiscal year. However, management views investment level objectives for any given year as secondary in importance to MACC's overriding concern of investing in only those portfolio companies which satisfy MACC's investment criteria.

                        DETERMINATION OF NET ASSET VALUE

     The net asset value per share of MACC's outstanding common stock is determined quarterly, as soon as practicable after and as of the end of each calendar quarter, by dividing the value of total assets minus total liabilities by the total number of shares outstanding at the date as of which the determination is made.

     In calculating the value of total assets, securities that are traded in the over-the-counter market or on a stock exchange are valued in accordance with the current valuation policies of the Small Business Administration ("SBA"). Under SBA regulations, publicly traded equity securities are valued by taking the average of the close (or bid price in the case of over-the-counter equity securities) for the valuation date and the preceding two days. This policy differs from the Securities and Exchange Commission's guidelines which utilize only a one day price measurement. MACC's use of SBA valuation procedures did not result in a material variance as of December 31, 1999, from valuations using the Securities and Exchange Commission's guidelines.

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

                              YEAR 2000 COMPLIANCE

     MACC has not experienced any Year 2000-related problems with its internal data processing systems and software, and its not aware of any such problems with its portfolio companies or other third parties (such as banks and vendors) with whom it does business. It is possible, however, that Year 2000 compliance problems exist that MACC cannot yet identify. If such problems result in business losses for MACC's portfolio companies, MACC could incur losses in its investments in such portfolio companies. MACC incurred no additional costs due to Year 2000 compliance. Any additional costs were paid by the investment advisor under the investment advisory agreement with MACC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     MACC is exposed to market risk from changes in market prices of publicly traded equity securities held in the MACC consolidated investment portfolio. At December 31, 1999, publicly traded equity securities in the MACC consolidated investment portfolio were recorded at a fair value of $270,965. In accordance with MACC's valuation policies and SBA regulations, the fair value of publicly traded equity securities is determined based upon the average of the closing prices (or bid price in the case of over-the-counter equity securities) for the valuation date and the preceding two days. The publicly traded equity securities in the MACC consolidated investment portfolio thus have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% adverse change in quoted market prices, and would amount to a decrease in the recorded value of such publicly traded equity securities of approximately $27,096. Actual results may differ.

     MACC is also exposed to market risk from changes in market interest rates that affect the fair value of MorAmerica Capital's debentures payable determined in accordance with Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value of MorAmerica Capital's outstanding debentures payable at December 31, 1999, was $13,625,000, with a cost of $13,790,000. Fair value of MorAmerica Capital's outstanding debentures payable is calculated by discounting cash flows through estimated maturity using the borrowing rate currently available to

MorAmerica Capital for debt of similar original maturity. None of MorAmerica Capital's outstanding debentures payable are publicly traded. Market risk is estimated as the potential increase in fair value resulting from a hypothetical 0.5% decrease in interest rates. Actual results may differ.


              ------------------------------------------------------

                                                           2000
              ------------------------------------------------------

              Fair Value of Debentures Payable      $13,625,000

              Amount Over Cost                      $   165,000

              Additional Market Risk                $   183,000
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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

             (27)  Financial Data Schedule

         No other exhibits are applicable.

         (b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the three months ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MACC PRIVATE EQUITIES INC.


Date: February 8, 2000              By: /s/ DAVID SCHRODER
     -----------------------------     --------------------------------
                                       David Schroder, President


Date: February 8, 2000              By: /s/ ROBERT A. COMEY
     -----------------------------     --------------------------------
                                       Robert A. Comey, Treasurer

                                  EXHIBIT INDEX


Exhibit                    Description                          Page
-------                    -----------                          ----

(27)                  Financial Data Schedule                    16