Form 10-Q
period 2000-03-31
MACC PRIVATE EQUITIES INC
filed 2000-05-15
CIK 923808

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------
                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to____________

                         Commission file number 0-24412
                                                -------

                           MACC Private Equities Inc.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                 42-1421406
---------------------------------------------           ----------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
               or organization)                        Identification No.)

            101 Second Street SE, Suite 800, Cedar Rapids, Iowa 52401
            ---------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (319) 363-8249
                           ---------------------------
              (Registrant's telephone number, including area code)


                    ----------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

         At March 31, 2000, the registrant had issued and outstanding 1,941,879 shares of common stock.

                                  Page 1 of 18
                        Exhibit Index appears at page 15

                                      INDEX
                                      -----

PART I.    FINANCIAL INFORMATION

 Item 1.   Financial Statements                                            Page
                                                                           ----
           Condensed Consolidated Balance
           Sheets at March 31, 2000 (Unaudited),
           and September 30, 1999..........................................  3

           Condensed Consolidated Statements of Operations (Unaudited)
           for the three months ended March 31, 2000, and March 31, 1999, and the six months
           ended March 31, 2000 and March 31, 1999.........................  4

           Condensed Consolidated Statements of
           Cash Flows (Unaudited) for the six
           months ended March 31, 2000, and
           the six months ended March 31, 1999.............................  5

           Notes to Condensed Consolidated
           Financial Statements............................................  6

 Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results Of Operations................  7

 Item 3.   Quantitative and Qualitative
           Disclosure About Market Risk.................................... 10

PART II.   OTHER INFORMATION............................................... 12

 Item 2.   Changes in Securities........................................... 12

 Item 4.   Submission of Matters to a
                  Vote of Security Holders................................. 12

 Item 6.   Exhibits and Reports on Form 8-K................................ 13

           Signatures...................................................... 14

EXHIBIT INDEX.............................................................. 15

PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              March 31,    September 30,
                                                                 2000          1999
                                                             (Unaudited)
                                                             -----------   -----------
                  Assets
Loans and investments in portfolio securities at market
         or fair value, cost of $35,690,018;
         $26,974,282 at September 1999                       $35,998,630    26,665,556
U.S. treasury bills, at cost, which approximates market             --       7,393,765
Cash                                                           2,374,188     2,261,678
Certificates of deposit                                          399,999     1,092,999
Other assets, net                                              1,193,871     1,121,447
                                                             -----------   -----------

         Total assets                                        $39,966,688    38,535,445
                                                             ===========   ===========

         Liabilities and stockholders' equity

Liabilities:
     Debentures payable, net of discount                     $15,268,375    13,763,123
     Incentive fees payable                                      152,908       991,980
     Accrued interest                                            301,356       291,862
     Accounts payable and other liabilities                       65,840        94,332
                                                             -----------   -----------

         Total liabilities                                    15,788,479    15,141,297
                                                             -----------   -----------

Stockholders' equity:
     Common stock, $.01 par value per share;
         4,000,000 shares authorized;
         1,941,879 shares issued and outstanding                  19,419        16,191
     Additional paid-in-capital                               16,510,381    16,510,381
     Net investment income                                       266,749       365,079
     Net realized gain on investments                          6,970,332     6,811,223
     Unrealized appreciation (depreciation) on investments       411,328      (308,726)
                                                             -----------   -----------
         Total stockholders' equity                           24,178,209    23,394,148
                                                             -----------   -----------

         Total liabilities and stockholders' equity          $39,966,688    38,535,445
                                                             ===========   ===========

Net assets per share                                         $     12.45         12.05
                                                             ===========   ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                           MACC PRIVATE EQUITIES INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                              For the three For the three  For the six   For the six
                                               months ended  months ended  months ended  months ended
                                                 March 31,     March 31,     March 31,     March 31,
                                                   2000          1999          2000          1999
                                                ----------    ----------    ----------    ----------
Investment income:
     Interest                                   $  460,597       462,774       964,274       921,172
     Dividends                                     141,593       226,033       180,675       226,033
     Other                                          33,946        61,350        87,761        83,360
                                                ----------    ----------    ----------    ----------

         Total income                              636,136       750,157     1,232,710     1,230,565
                                                ----------    ----------    ----------    ----------

Operating expenses:
     Financial expenses                            313,130       246,344       619,206       486,627
     Management fees                               235,220       199,563       470,440       397,229
     Professional fees                              38,864        56,515        69,166       105,738
     Other                                         115,638       126,721       172,228       216,342
                                                ----------    ----------    ----------    ----------

         Total operating expenses                  702,852       629,143     1,331,040     1,205,936
                                                ----------    ----------    ----------    ----------

         Investment (expense) income, net          (66,716)      121,014       (98,330)       24,629
                                                ----------    ----------    ----------    ----------

Realized  and unrealized gain on investments:
     Net realized gain (loss) on investments          --         (39,782)      173,489       (85,999)
     Net change in unrealized appreciation
          (depreciation) on investments            810,779       (58,524)      720,054       338,010
                                                ----------    ----------    ----------    ----------

         Net gain (loss) on investments            810,779       (98,306)      893,543       252,011
                                                ----------    ----------    ----------    ----------

         Net change in net assets
              from operations                   $  744,063        22,708       795,213       276,640
                                                ==========    ==========    ==========    ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     For the six      For the six
                                                                     months ended     months ended
                                                                       March 31,        March 31,
                                                                          2000           1999
                                                                      -----------     ----------
Cash flows from operating activities:
     Increase in net assets from operations                           $   795,213        276,640
                                                                      -----------     ----------

     Adjustments to reconcile increase in net
         assets from operations to net cash
         used in operating activities:
            Net realized and unrealized gain on investments              (893,543)      (252,011)
            Other                                                          38,443         35,165
     Change in assets and liabilities:
            Other assets                                                  141,707       (102,327)
            Accrued interest, accounts payable,
                 and other liabilities                                   (869,441)       (68,449)
                                                                      -----------     ----------

     Total adjustments                                                 (1,582,834)      (387,622)
                                                                      -----------     ----------

     Net cash used in operating activities                               (787,621)      (110,982)
                                                                      -----------     ----------

Cash flows from investing activities:
     Proceeds from disposition of and payments on
          loans and investments in portfolio securities                    35,713        342,454
     Purchases of loans and investments in
          portfolio securities                                         (8,673,695)    (1,989,609)
     Proceeds from disposition of other investments                     5,782,133        721,670
     Purchases of other investments                                       (99,000)          --
                                                                      -----------     ----------

     Net cash used in by investing activities                          (2,954,849)      (925,485)
                                                                      -----------     ----------

Cash flows from financing activities:
     Proceeds from debt issuance                                        1,500,000      1,000,000
     Payments for fractional shares in connection with stock split        (11,152)        (9,677)
     Payments for debt issuance and  commitment fees                      (37,500)       (25,000)
                                                                      -----------     ----------

     Net cash provided by financing activities                          1,451,348        965,323
                                                                      -----------     -----------

     Net decrease in cash and cash equivalents                         (2,291,122)       (71,144)

Cash and cash equivalents at beginning of period                        5,065,309      1,886,985
                                                                      -----------     ----------

Cash and cash equivalents at end of period                            $ 2,774,187      1,815,841
                                                                      ===========     ==========

Supplemental disclosure of cash flow information -
     Cash paid during the period for interest                         $   570,724        476,374
                                                                      ===========     ==========

Supplemental disclosure of noncash investing and
     financing information - Assets received in lieu of cash          $   262,614         72,872
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

         Certain reclassifications have been made to the September 30, 1999, financial statements to conform to the March 31, 2000, presentation.

(2)      Common Stock

         During the quarter ended March 31, 2000, MACC declared a 20% stock split effected in the form of a stock dividend resulting in the issuance of 322,782 shares of Common stock to its shareholders. Cash of $11,152.05 was paid for fractional shares. The September 30, 1999 net assets per share is computed as if the stock dividend occurred at that date.

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

RESULTS OF OPERATIONS

         Second Quarter and Six Months Ended March 31, 2000, Compared to Second Quarter and Six Months Ended March 31, 1999

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

         During the current year, second quarter total investment income of $636,136 was approximately 15% lower than total investment income of $750,157 for the prior year second quarter. In the current year second quarter as compared to the prior year second quarter, interest income decreased $2,177, dividend income decreased $84,440 and other income decreased $27,404. The receipt of dividend income is based on the performance of the limited liability companies MACC has invested in and the timing of when these companies make distributions. In the current year second quarter dividends were received on four portfolio companies as compared to dividends received on five portfolio companies in the prior year second quarter. Other income decreased due to MACC receiving an advisory fee on one portfolio investment in the prior year second quarter and not receiving any advisory fees in the current year second quarter.

         During the current year six-month period, total income of $1,232,710 was a slight increase over total income of $1,230,565 in the prior year six-month period. For the current year six-month period as compared to the prior year six-month period, interest income increased to $964,274 from $921,172, dividend income decreased to $180,675 from $226,033 and other income increased to $87,761 from $83,360. The increase in interest income is primarily due to the growth in MACC's interest bearing portfolio investments and the interest received from these investments. Dividend income for the current year six-month period decreased for the same reasons stated above with respect to the current year second quarter. Although MACC did not receive any advisory fees during the current year six-month period, other income increased because MACC made more new portfolio investments for which it received processing fees during the current year six-month period, as compared to the prior year six-month period.

         Total operating expenses for the second quarter and six-month period of the current year total $702,852 and $1,331,040, respectively, increases of 12% and 10%, respectively, as compared to total operating expenses for the prior year second quarter of $629,143 and six-month period of $1,205,936. Financial expense increased by $66,786 and $132,579 due to additional borrowings of SBA-guaranteed debentures in the current year second quarter and six-month period, respectively. Management fees increased to $235,220 from $199,563 in the current year second quarter as compared to the prior year second quarter and increased to $470,440 from $397,229 in the current six-month period as compared to the prior year six-month period due to the increase in assets under management. Professional fees decreased by $17,651 and $36,572, respectively, and other expenses, which includes administrative expenses associated with being a public corporation, decreased by $11,083 and $44,114, respectively, in the current year second quarter and six-month period.

         For the current year second quarter and six-month period, MACC recorded net investment loss of ($66,716) and ($98,330), respectively, as compared to net investment income of $121,014 and $24,629 during the prior year second quarter and six-month period, respectively.

         MACC recorded no net realized gain on investments during the current year second quarter and net realized gain on investments of $173,489 during the current year six-month period, as compared with net realized loss on investments during the prior year second quarter and six-month period of $39,782 and $85,999, respectively. Management does not attempt to maintain a comparable level of realized gains from year to year or quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities and investing in new portfolio investments.

         MACC recorded net change in unrealized appreciation/depreciation on investments of $810,779 during the current year second quarter, as compared to ($58,524) during the prior year period. The net change in unrealized appreciation/depreciation on investments of $810,779 recorded during the current year second quarter is the net effect of increases in the fair value in eight portfolio companies of $2,526,162 and decreases in the fair value in five portfolio companies of $1,715,383 in the MACC consolidated investment portfolio, calculated in accordance with MACC's valuation policies.

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

         At the end of the current year second quarter, MACC's net asset value per share was $12.45 as compared to the net asset value per share on September 30, 1999 of $12.05.


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

         As of March 31, 2000, MACC's certificates of deposit and cash totaled $2,774,187. MACC has a commitment for an additional $14,290,000 in SBA guaranteed debentures. MACC believes that its existing certificates of deposit and cash, together with the available proceeds from the $14,290,000 in SBA guaranteed debentures, additional commitments anticipated through the SBIC capital program and other anticipated cash flows, will provide adequate funds for MACC's anticipated cash requirements during the current fiscal year and over the next two years, including portfolio investment activities, principal and interest payments on outstanding debentures payable and administrative expenses. MACC has a revised plan of $14,000,000 in new and follow-on investments during the current fiscal year.

         Liquidity for the next several years will be impacted by principal payments on MACC's debentures payable. Debentures payable are composed of $15,290,000 in principal amount of SBA-guaranteed debentures issued by MACC's subsidiary, MorAmerica Capital, which mature as follows: $2,450,000 in 2000, $5,690,000 in 2001, $2,150,000 in 2003, $1,000,000 in 2007, $2,500,000 in 2009,
and $1,500,000 in 2010. It is anticipated MorAmerica Capital would be able to roll over this debt with new ten year debentures when it matures. MorAmerica Capital has obtained a commitment of leverage from SBA which includes commitments to refinance these debentures for another 10 year term. As indicated above, the total amount of MorAmerica Capital's commitment from the SBA is $14,290,000.

                               PORTFOLIO ACTIVITY

         During the six months ended March 31, 2000, MACC invested $8,673,678 in 15 portfolio companies, consisting of $6,195,031 invested in seven new portfolio companies and $2,478,647 invested in follow-on investments in eight existing portfolio companies. MACC's investment level objectives for fiscal year 2000 call for a revised investment goal of total new and follow-on investments of $14,000,000. Although the timing of new and follow-on portfolio investments is somewhat uncertain, MACC anticipates that it will meet its investment level objectives for the current fiscal year. However, management views investment level objectives for any given year as secondary in importance to MACC's overriding concern of investing in only those portfolio companies which satisfy MACC's investment criteria.

                        DETERMINATION OF NET ASSET VALUE

         The net asset value per share of MACC's outstanding common stock is determined quarterly, as soon as practicable after and as of the end of each calendar quarter, by dividing the value of total assets minus total liabilities by the total number of shares outstanding at the date as of which the determination is made.

         In calculating the value of total assets, securities that are traded in the over-the-counter market or on a stock exchange are valued in accordance with the current valuation policies of the Small Business Administration ("SBA"). Under SBA regulations, publicly traded equity securities are valued by taking the average of the close (or bid price in the case of over-the-counter equity securities) for the valuation date and the preceding two days. This policy differs from the Securities and Exchange Commission's guidelines which utilize only a one day price measurement. MACC's use of SBA valuation procedures did not result in a material variance as of March 31, 2000, from valuations using the Securities and Exchange Commission's guidelines.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         MACC is exposed to market risk from changes in market prices of publicly traded equity securities held in the MACC consolidated investment portfolio. At March 31, 2000, publicly traded equity securities in the MACC consolidated investment portfolio were recorded at a fair value of $218,496. In accordance with MACC's valuation policies and SBA regulations, the fair value of publicly traded equity securities is determined based upon the average of the closing prices (or bid price in the case of over-the-counter equity securities) for the valuation date and the preceding two days. The publicly traded equity securities in the MACC consolidated investment portfolio thus have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% adverse change in quoted market prices, and would amount to a decrease in the recorded value of such publicly traded equity securities of approximately $21,850. Actual results may differ.

         MACC is also exposed to market risk from changes in market interest rates that affect the fair value of MorAmerica Capital's debentures payable determined in accordance with Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value of MorAmerica Capital's outstanding debentures payable at March 31, 2000, was $14,982,000, with a cost of $15,290,000. Fair value of MorAmerica Capital's outstanding debentures payable is calculated by discounting cash flows through estimated maturity using the borrowing rate currently available to MorAmerica Capital for debt of similar original maturity. None of MorAmerica Capital's outstanding debentures payable are publicly traded. Market risk is estimated as the potential increase in fair value resulting from a hypothetical 0.5% decrease in interest rates. Actual results may differ.


             ------------------------------------------------------

                                                            2000
             ------------------------------------------------------

             Fair Value of Debentures Payable           $14,982,000

             Amount Below Cost                            $ 308,000

             Additional Market Risk                       $ 164,000
             ------------------------------------------------------



                       EFFECT OF NEW ACCOUNTING STANDARDS

         SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, will be effective for MACC for years beginning after October 1, 2002. MACC has no derivative or hedging activities, therefore, it is not anticipated this statement will have a material effect on its results of operations or financial position.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are no items to report.

ITEM 2.  CHANGES IN SECURITIES

         At its Annual Meeting on February 22, 2000, the Board of Directors declared a 20% stock split effected in the form of a stock dividend payable to shareholders of record as of March 15, 2000, which was distributed on March 31, 2000. On March 31, 2000 total outstanding shares increased from 1,619,097 to 1,941,879. .

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There are no items to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS

         On February 22, 2000, MACC's 2000 Annual Meeting of Shareholders (the "Meeting") was held in Cedar Rapids, Iowa. A quorum of 1,160,198 shares, or approximately 71.66% of issued and outstanding shares as of December 31, 1999, were represented in person or by proxy at the Meeting. The shareholders considered two proposals at the Meeting.

         With respect to the first proposal, by vote of 1,153,863 shares in favor of and 6,335 shares against, the shareholders elected three directors to serve until 2003 Annual Meeting of Shareholders or until their respective successors shall be elected and qualified. These directors and the votes cast in favor of and against with respect to each are as follows:

         Director                   For                      Against
         --------                   ---                      -------

         Henry T. Madden            1,152,838                 7,360

         Todd J. Stevens            1,153,298                 6,900

         John D. Wolfe              1,148,424                11,774

         The term of office of each of the following directors of MACC continued beyond the date of the Meeting: Paul M. Bass, Jr.; Robert A. Comey; Michael W. Dunn; Jeri J. Harman; James L. Miller; and David R. Schroder.

         With regard to the second proposal, the shareholders voted to ratify the appointment of KPMG LLP as independent auditors for MACC for Fiscal year 2000 by a vote of 1,148,523 in favor of ratification and 2,354 against ratification, with 9,321 shares abstaining.

ITEM 5.  OTHER INFORMATION

         There are no items to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits

               (27)   Financial Data Schedule

         No other exhibits are applicable.

         (b)   Reports on Form 8-K

         MACC filed no reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MACC PRIVATE EQUITIES INC.


Date:     5/10/00                  By:  /s/ David Schroder
      -------------------------        --------------------------------
                                       David Schroder, President

Date:     5/10/00                  By:  /s/ Robert A. Comey
      -------------------------        --------------------------------
                                       Robert A. Comey, Treasurer

                                  EXHIBIT INDEX


Exhibit                  Description                           Page
-------                  -----------                           ----

(27)                Financial Data Schedule                     16