Form 10-Q
period 2000-06-30
MACC PRIVATE EQUITIES INC
filed 2000-08-11
CIK 923808

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2000
                              -------------------------------------------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to____________

                         Commission file number 0-24412
                                                -------------------------------
                            MACC Private Equities Inc.
                            ---------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                               42-1421406
----------------------                                 --------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
            or organization)                            Identification No.)

           101 Second Street SE, Suite 800, Cedar Rapids, Iowa 52401
          -----------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (319) 363-8249
                 ----------------------------------------------
              (Registrant's telephone number, including area code)


                 ----------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Please indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
   -------  --------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X   No
   -------  --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At June 30, 2000, the registrant had issued and outstanding 1,941,879 shares of common stock.

                                  Page 1 of 17
                        Exhibit Index appears at page 14

                                      INDEX
                                      -----
     PART I.      FINANCIAL INFORMATION

     Item 1.      Financial Statements                                Page
                                                                      ----
                  Condensed Consolidated Balance
                  Sheets at June 30, 2000 (Unaudited),
                  and September 30, 1999..............................   3

                  Condensed Consolidated Statements of
                  Operations (Unaudited) for the three
                  months ended June 30, 2000, and
                  June 30, 1999, and the nine months
                  ended June 30, 2000 and June 30, 1999...............   4

                  Condensed Consolidated Statements of
                  Cash Flows (Unaudited) for the nine
                  months ended June 30, 2000, and
                  the nine months ended June 30, 1999.................   5

                  Notes to Condensed Consolidated
                  Financial Statements.................................  6

     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results Of Operations.....  7

     Item 3.      Quantitative and Qualitative
                  Disclosure About Market Risk......................... 11

    PART II.      OTHER INFORMATION.................................... 12

     Item 6.      Exhibits and Reports on Form 8-K..................... 12

                  Signatures........................................... 13

EXHIBIT INDEX.......................................................... 14

PART 1 -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               June 30,     September 30,
                                                                 2000           1999
                                                             (Unaudited)
                                                             -----------    -------------
                  Assets

Loans and investments in portfolio securities at market
         or fair value, cost of $36,828,949;
         $26,974,282 at September 1999                       $37,461,750    26,665,556
U.S. treasury bills, at cost, which approximates market               --     7,393,765
Cash                                                           1,545,440     2,261,678
Certificates of deposit                                          399,999     1,092,999
Other assets, net                                              1,295,036     1,121,447
                                                             -----------   -----------

         Total assets                                        $40,702,225    38,535,445
                                                             ===========   ===========

         Liabilities and stockholders' equity

Liabilities:
     Debentures payable, net of discount                     $16,319,287    13,763,123
     Incentive fees payable                                      152,908       991,980
     Accrued interest                                            212,689       291,862
     Accounts payable and other liabilities                       97,478        94,332
                                                             -----------   -----------

         Total liabilities                                    16,782,362    15,141,297
                                                             -----------   -----------

Stockholders' equity:
     Common stock, $.01 par value per share;
         4,000,000 shares authorized;
         1,941,879 shares issued and outstanding                  19,419        16,191
     Additional paid-in-capital                               16,510,381    16,510,381
     Net investment income                                       323,278       365,079
     Net realized gain on investments                          6,331,268     6,811,223
     Unrealized appreciation (depreciation) on investments       735,517      (308,726)
                                                             -----------   -----------

         Total stockholders' equity                           23,919,863    23,394,148
                                                             -----------   -----------

         Total liabilities and stockholders' equity          $40,702,225    38,535,445
                                                             ===========   ===========

Net assets per share                                         $     12.32         12.05
                                                             ===========   ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                           MACC PRIVATE EQUITIES INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                              For the three     For the three      For the nine        For the nine
                                              months ended      months ended       months ended        months ended
                                                June 30,          June 30,           June 30,            June 30,
                                                  2000              1999               2000                1999
                                              -------------     -------------      ------------        ------------
Investment income:
     Interest                                  $  472,321           464,579         1,436,595           1,385,751
     Dividends                                    256,761             1,503           437,436             227,536
     Other                                         43,039            17,247           130,800             100,607
                                               ----------        ----------        ----------          ----------

         Total income                             772,121           483,329         2,004,831           1,713,894
                                               ----------        ----------        ----------          ----------

Operating expenses:
     Financial expenses                           341,746           274,821           960,952             761,448
     Management fee                               235,220           206,826           705,660             604,055
     Professional fees                             41,973            37,598           111,139             143,336
     Other                                         86,653            86,397           258,881             302,739
                                               ----------        ----------        ----------          ----------

         Total operating expenses                 705,592           605,642         2,036,632           1,811,578
                                               ----------        ----------        ----------          ----------

         Investment income (expense), net
             before taxes                          66,529          (122,313)          (31,801)            (97,684)
                                               ----------        ----------        ----------          ----------

Income taxes                                      (10,000)               --           (10,000)                 --
                                               ----------        ----------        ----------          ----------

         Investment income (expense), net          56,529          (122,313)          (41,801)            (97,684)
                                               ----------        ----------        ----------          ----------

Realized and unrealized (loss) gain
       on investments:
     Net realized (loss) gain on investments     (639,064)          163,731          (465,575)              77,732
     Net change in unrealized appreciation
       on investments                             324,189         3,370,178         1,044,243           3,708,188
                                               ----------        ----------        ----------          ----------

         Net (loss) gain on investments
             before income taxes                 (314,875)        3,533,909           578,668           3,785,920
                                               ----------        ----------        ----------          ----------

Income taxes                                         --            (501,000)             --              (501,000)
                                               ----------        ----------        ----------          ----------


         Net (loss) gain on investments          (314,875)        3,032,909           578,668           3,284,920
                                               ----------        ----------        ----------          ----------

         Net change in net assets
             from operations                   $ (258,346)        2,910,596           536,867           3,187,236
                                               ==========        ==========        ==========          ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                   For the nine    For the nine
                                                                                   months ended    months ended
                                                                                     June 30,        June 30,
                                                                                       2000            1999
                                                                                   ------------    ------------
Cash flows from operating activities:
     Increase in net assets from operations                                        $    536,867       3,187,236
                                                                                   ------------    ------------


     Adjustments to reconcile increase in net assets
         from operations to net cash (used in)
         provided by operating activities:
            Net realized and unrealized gain on investments                            (578,668)     (3,785,920)
            Other                                                                        57,580          54,108

     Change in assets and liabilities:
            Other assets                                                                109,817          48,348
            Deferred income taxes                                                          --           501,000
            Accrued interest, accounts payable,
              and other liabilities                                                    (926,470)         93,360
                                                                                   ------------    ------------


     Total adjustments                                                               (1,337,741)     (3,089,104)
                                                                                   ------------    ------------

     Net cash (used in) provided by operating activities                               (800,874)         98,132
                                                                                   ------------    ------------


Cash flows from investing activities:
     Proceeds from disposition of and payments on
         loans and investments in portfolio securities                                1,343,833       4,068,191

     Purchases of loans and investments in
         portfolio securities                                                       (11,759,810)     (4,671,824)

     Proceeds from disposition of other investments                                   5,782,133         721,670
     Purchases of other investments                                                     (99,000)           --
                                                                                   ------------    ------------



     Net cash (used in) provided by investing activities                             (4,732,844)        118,037
                                                                                   ------------    ------------


Cash flows from financing activities:
     Proceeds from debt issuance                                                      5,000,000       2,500,000
     Payments of principal on debt                                                   (2,450,000)           --
     Payments for fractional shares in connection with stock split                      (11,152)         (9,677)
     Payments for debt issuance and  commitment fees                                   (125,000)        (62,500)
                                                                                   ------------    ------------

     Net cash provided by financing activities                                        2,413,848       2,427,823
                                                                                   ------------    ------------


     Net (decrease) increase in cash and cash equivalents                            (3,119,870)      2,643,992

Cash and cash equivalents at beginning of period                                      5,065,309       1,886,985
                                                                                   ------------    ------------

Cash and cash equivalents at end of period                                         $  1,945,439       4,530,977
                                                                                   ============    ============

Supplemental disclosure of cash flow information -
     Cash paid during the period for interest                                      $    981,849        885,251
                                                                                   ============    ============


Supplemental disclosure of noncash investing and financing information -
     Assets received in lieu of cash                                               $    848,944         72,872
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

         Certain reclassifications have been made to the September 30, 1999, financial statements to conform to the June 30, 2000, presentation.

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

RESULTS OF OPERATIONS

         Third Quarter and Nine Months Ended June 30, 2000, Compared to Third Quarter and Nine Months Ended June 30, 1999

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

         During the current year, third quarter total investment income of $772,121 was approximately 60% higher than total investment income of $483,329 for the prior year third quarter. In the current year third quarter as compared to the prior year third quarter, interest income increased $7,742, dividend income increased $255,258 and other income increased $25,792. The receipt of dividend income is based on the performance of the limited liability companies in MACC's portfolio and the timing of when these companies make distributions. In the current year third quarter dividends were received on five portfolio companies as compared to dividends received on four portfolio companies in the prior year third quarter. In addition, during the prior year third quarter, MACC reversed $113,312 of dividend income relating to a distribution received in the prior year second quarter, which was subsequently repaid to the portfolio company. Other income increased due to two new portfolio company investments made in the current year third quarter in which MACC received processing fees at the closing compared to one new portfolio company investment in the prior year third quarter which MACC received a processing fee at closing.

         During the current year nine-month period, total income of $2,004,831 was a 17% increase over total income of $1,713,894 in the prior year nine-month period. For the current year nine-month period as compared to the prior year nine-month period, interest income increased to $1,436,595 from $1,385,751, dividend income increased to $437,436 from $227,536 and other income increased to $130,800 from $100,607. The increase in interest income is primarily due to the growth in MACC's interest bearing portfolio investments and the interest received from these investments. Dividend income for the current year nine-month period is attributable to $419,436 received from four limited liability company investments and a dividend of $18,000 received from one other portfolio company investment compared to $67,030 received from three limited liability company investments and dividends of $160,505 received from two other portfolio company investments in the prior year nine-month period. Other income increased because MACC made more new portfolio investments for which it received processing fees during the current year nine-month period, as compared to the prior year nine-month period.

         Total operating expenses for the third quarter and nine-month period of the current year total $705,592 and $2,036,632, respectively, increases of 17% and 12%, respectively, as compared to total operating expenses for the prior year third quarter of $605,642 and nine-month period of $1,811,578. Financial expense increased by $66,925 and $199,504 due to additional borrowings of SBA-guaranteed debentures in the current year third quarter and nine-month period, respectively. Management fees increased to $235,220 from $206,826 in the current year third quarter as compared to the prior year third quarter and increased to $705,660 from $604,055 in the current nine-month period as compared to the prior year nine-month period due to the increase in assets under management. Professional fees increased by $4,375 in the current year third quarter as compared to the prior year third quarter and decreased by $32,197 in the current year nine-month period as compared to the prior year nine-month period. Other expenses, which include administrative expenses associated with being a public corporation, were substantially unchanged in the current year third quarter as compared to the prior year third quarter, and decreased by $43,858 in the current year nine-month period.

         For the current year third quarter and nine-month period, MACC recorded net investment income before income taxes of $66,529 and net investment loss before income taxes of ($31,801), respectively, as compared to net investment loss of ($122,313) and ($97,684) during the prior year third quarter and nine-month period, respectively.

         During the current year third quarter and nine-month period, MACC recorded net realized loss on investments before income taxes of ($639,064) and ($465,575), respectively, as compared with net realized gain on investments before income taxes during the prior year third quarter and nine-month period of $163,731 and $77,732, respectively. In the current year third quarter, MACC realized a gain of $937,498 from one portfolio investment and realized losses of $1,576,562 from two portfolio investments. Management does not attempt to maintain a comparable level of realized gains from year to year or quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities and investing in new portfolio investments.

         MACC recorded net change in unrealized appreciation/depreciation on investments of $324,189 during the current year third quarter, as compared to $3,370,178 during the prior year period. For the current year nine-month period as compared to the prior year nine-month period, net change in unrealized appreciation/depreciation on investments was $1,044,243 and $3,708,188, respectively. The net change in unrealized appreciation/depreciation on investments of $324,189 recorded during the current year third quarter is the net effect of a reversal of appreciation of $400,000 in one portfolio investment which was sold for a realized gain, the reversal of depreciation of $1,483,333 in two portfolio investments which were written off as MACC realized the losses from these investments and decreases in the fair value of two portfolio investments totaling $759,144 in the MACC consolidated investment portfolio, calculated in accordance with MACC's valuation polices.

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

         At the end of the current year third quarter, MACC's net asset value per share was $12.32 as compared to the net asset value per share on September 30, 1999 of $12.05.

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

         As of June 30, 2000, MACC's certificates of deposit and cash totaled $1,945,439. MACC has a commitment for an additional $10,790,000 in SBA guaranteed debentures. MACC believes that its existing certificates of deposit and cash, together with the available proceeds from the $10,790,000 in SBA guaranteed debentures, additional commitments anticipated through the SBIC capital program and other anticipated cash flows, will provide adequate funds for MACC's anticipated cash requirements during the current fiscal year and over the next two years, including portfolio investment activities, principal and interest payments on outstanding debentures payable and administrative expenses. In June of the current year, MACC increased its investment level objectives for the current year to $17,000,000 from $14,000,000 in new and follow-on investments.
                                        9

         Liquidity for the next several years will be impacted by principal payments on MACC's debentures payable. Debentures payable are composed of $16,340,000 in principal amount of SBA-guaranteed debentures issued by MACC's subsidiary, MorAmerica Capital, which mature as follows: $5,690,000 in 2001, $2,150,000 in 2003, $1,000,000 in 2007, $2,500,000 in 2009, and $5,000,000 in
2010. It is anticipated MorAmerica Capital would be able to roll over this debt with new ten year debentures when it matures. As indicated above, the total amount of MorAmerica Capital's commitment from the SBA is $10,790,000.

                               PORTFOLIO ACTIVITY

         During the nine months ended June 30, 2000, MACC invested $11,759,809 in 20 portfolio companies, consisting of $8,340,051 invested in ten new portfolio companies and $3,419,758 invested in follow-on investments in ten existing portfolio companies. MACC's investment level objectives for fiscal year 2000 call for a revised investment goal of total new and follow-on investments of $17,000,000. Although the timing of new and follow-on portfolio investments is somewhat uncertain, MACC anticipates that it will meet its investment level objectives for the current fiscal year. However, management views investment level objectives for any given year as secondary in importance to MACC's overriding concern of investing in only those portfolio companies which satisfy MACC's investment criteria.

                        DETERMINATION OF NET ASSET VALUE

         The net asset value per share of MACC's outstanding common stock is determined quarterly, as soon as practicable after and as of the end of each calendar quarter, by dividing the value of total assets minus total liabilities by the total number of shares outstanding at the date as of which the determination is made.

         In calculating the value of total assets, securities that are traded in the over-the-counter market or on a stock exchange are valued in accordance with the current valuation policies of the Small Business Administration ("SBA"). Under SBA regulations, publicly traded equity securities are valued by taking the average of the close (or bid price in the case of over-the-counter equity securities) for the valuation date and the preceding two days. This policy differs from the Securities and Exchange Commission's guidelines which utilize only a one day price measurement. MACC's use of SBA valuation procedures did not result in a material variance as of June 30, 2000, from valuations using the Securities and Exchange Commission's guidelines.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         MACC is exposed to market risk from changes in market prices of publicly traded equity securities held in the MACC consolidated investment portfolio. At June 30, 2000, publicly traded equity securities in the MACC consolidated investment portfolio were recorded at a fair value of $195,059. In accordance with MACC's valuation policies and SBA regulations, the fair value of publicly traded equity securities is determined based upon the average of the closing prices (or bid price in the case of over-the-counter equity securities) for the valuation date and the preceding two days. The publicly traded equity securities in the MACC consolidated investment portfolio thus have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% adverse change in quoted market prices, and would amount to a decrease in the recorded value of such publicly traded equity securities of approximately $19,505. Actual results may differ.

         MACC is also exposed to market risk from changes in market interest rates that affect the fair value of MorAmerica Capital's debentures payable determined in accordance with Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value of MorAmerica Capital's outstanding debentures payable at June 30, 2000, was $16,032,000, with a cost of $16,340,000. Fair value of MorAmerica Capital's outstanding debentures payable is calculated by discounting cash flows through estimated maturity using the borrowing rate currently available to MorAmerica Capital for debt of similar original maturity. None of MorAmerica Capital's outstanding debentures payable are publicly traded. Market risk is estimated as the potential increase in fair value resulting from a hypothetical 0.5% decrease in interest rates. Actual results may differ.

               -----------------------------------------------------
                                                           2000
               -----------------------------------------------------

               Fair Value of Debentures Payable         $16,032,000

               Amount Below Cost                        $   308,000

               Additional Market Risk                   $   156,000
               -----------------------------------------------------


                       EFFECT OF NEW ACCOUNTING STANDARDS

         SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, will be effective for MACC for periods beginning after October 1, 2000. MACC has no derivative or hedging activities, therefore, it is not anticipated this statement will have a material effect on its results of operations or financial position.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  (27)     Financial Data Schedule

         No other exhibits are applicable.

         (b)      Reports on Form 8-K

         MACC filed no reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MACC PRIVATE EQUITIES INC.


Date: 8/10/00                By: /s/ David Schroder
                                 ------------------------------------
                                  David Schroder, President


Date: 8/10/00                By: /s/ Robert A. Comey
                                -------------------------------------
                                  Robert A. Comey, Treasurer

                                  EXHIBIT INDEX


Exhibit                    Description                             Page

(27)                  Financial Data Schedule                       15