Form 10-K
period 2000-09-30
MACC PRIVATE EQUITIES INC
filed 2000-12-28
CIK 923808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of October 31, 2000, was approximately $10,878,839 based upon the average bid and asked price for shares of the registrant's common stock on that date. As of October 31, 2000, there were 1,941,879 shares of the registrant's common stock outstanding, of which approximately 1,122,977 shares were held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended September 30, 2000, are incorporated by reference into Parts II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 27, 2001, are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1.  BUSINESS.

         GENERAL

         MACC Private Equities Inc. (the "Corporation") was formed as a Delaware corporation on March 3, 1994. It is qualified as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").

         The Corporation has one direct wholly-owned subsidiary, MorAmerica Capital Corporation ("MorAmerica Capital"). As of September 30, 2000, MorAmerica Capital comprised approximately 99% of the Corporation's assets. MorAmerica Capital is an Iowa corporation incorporated in 1959 and which has been licensed as a small business investment company since that year. It has also elected treatment as a BDC under the 1940 Act.


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


         INVESTMENTS AND DIVESTITURES

         For the fiscal year ended September 30, 2000, the Corporation made total investments of $13,807,165 in 13 new portfolio companies and in follow-on investments in 13 existing portfolio companies. The Corporation's investment-level objectives on a consolidated basis call for new and follow-on investments of approximately $13,000,000 during fiscal year 2001.

         During fiscal year 2000, the Corporation recorded $2,266,652 in net realized losses.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There are no items to report.


         EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the names, ages and positions of the Corporation's Executive Officers as of December 15, 2000, as well as certain other information with respect to such persons:


                                        Positions Currently Held                  Principal Occupations
Name                           Age        with the Corporation                  During the Past Five Years
----                           ---      ------------------------                --------------------------
David R. Schroder              57       Director, President and                 Director, President and Secretary
                                        Secretary                               of the Investment Advisor;
                                                                                MorAmerica Capital; InvestAmerica
                                                                                Venture Group, Inc.; InvestAmerica
                                                                                N.D. Management, Inc.; and
                                                                                InvestAmerica N.D., L.L.C.

Robert A. Comey                54       Director, Executive Vice President      Director, Executive Vice President
                                        and Treasurer                           and Treasurer of MorAmerica
                                                                                Capital, the Investment Advisor,
                                                                                InvestAmerica Venture Group, Inc.;
                                                                                InvestAmerica N.D. Management, Inc.
                                                                                and InvestAmerica N.D., L.L.C.

Kevin F. Mullane               45       Senior Vice President                   Senior Vice President of MorAmerica
                                                                                Capital; Senior Vice President and
                                                                                Director of the Investment Advisor;
                                                                                InvestAmerica Venture Group, Inc.;
                                                                                InvestAmerica N.D. Management,
                                                                                Inc.; and InvestAmerica N.D., L.L.C.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Information in response to this Item is incorporated by reference to the "Shareholder Information" section of the Corporation's Annual Report to Shareholders for the fiscal year ended September 30, 2000 (the "2000 Annual Report").


ITEM 6.  SELECTED FINANCIAL DATA.

         Information in response to this Item is incorporated by reference to the "Selected Financial Data" section of the 2000 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Information in response to this Item is incorporated by reference to the "Management's Discussion and Analysis" section of the 2000 Annual Report.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information in response to this Item is incorporated by reference to the "Quantitative and Qualitative Disclosures About Market Risk" section of the 2000 Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Information in response to this Item is incorporated by reference to the Consolidated Financial Statements, notes thereto and report therein contained in the 2000 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There are no items to report.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the "Election of Directors" section and the subsection captioned "Section 16(a) Reporting Compliance" of the Corporation's definitive proxy statement in connection with its 2001 Annual Meeting of Stockholders, scheduled to be held on February 27, 2001 (the "2001 Proxy Statement"). Information in response to this Item also is included under the caption "Executive Officers of the Registrant" of this Report.


ITEM 11. EXECUTIVE COMPENSATION.

         Information in response to this Item is incorporated by reference to the subsection captioned "Compensation of Directors and Executive Officers" of the 2001 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information in response to this Item is incorporated by reference to the subsection captioned "Stock Ownership of Certain Beneficial Owners" of the 2001 Proxy Statement.

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

         Management fees under the Investment Advisory Agreements on a consolidated basis amounted to $940,880 for fiscal year 2000. Incentive fees under the Investment Advisory Agreements on a consolidated basis amounted to $24,771 for fiscal 2000.

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

              Name                               Offices
              ----                               -------

         David R. Schroder          Director, President and Secretary

         Robert A. Comey            Director, Executive Vice President, and
                                    Treasurer

         Kevin F. Mullane           Director and Senior Vice President

         Under the Agreement dated May 13, 1996 (the "Agreement"), between the Corporation, Zions Bancorporation ("Zions") and Zions First National Bank (the "Bank"), as amended, Zions and the Bank are permitted to increase their collective ownership of the Corporation's common stock to up to 35% of the issued and outstanding shares. As of October 31, 2000, Zions and the Bank were the beneficial owners of approximately 644,678 shares of the Corporation's Common Stock, representing approximately 33.20% of the outstanding shares.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this Report:

         1.   A.   The following financial statements are incorporated by
                   reference to the 2000 Annual Report.
                   Consolidated Balance Sheet at September 30, 2000
                   Consolidated Statement of Operations for the year ended
                            September 30, 2000
                   Consolidated Statements of Changes in Net Assets for
                            the years ended September 30, 2000, and
                            September 30, 1999
                   Consolidated Statement of Cash Flows for the year ended
                            September 30, 2000
                   Notes to Consolidated Financial Statements
                   Consolidated Schedule of Investments as of September 30, 2000
                   Notes to the Consolidated Schedule of Investments

              B. The Report of Independent Accountants with respect to the financial statements listed in A. above is incorporated by reference to the 2000 Annual Report.

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

                   13           2000 Annual Report to Stockholders.

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

                   **** Incorporated by reference to the Corporation's Current Report on Form 8-K, dated May 13, 1996, filed with the Commission on May 13, 1996.

(b)      Reports on Form 8-K.

         No Reports on Form 8-K were filed during the three months ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 12, 2000.





                                              /s/ David Schroder
                                              ----------------------------------
                                              David R. Schroder
                                              President and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


              Signature                                       Date
              ---------                                       ----
/s/ Paul M. Bass, Jr.                                   December 12, 2000
--------------------------------------------            ------------------------
Paul M. Bass, Jr.
Chairman of the Board of Directors


/s/ David Schroder                                      December 12, 2000
--------------------------------------------            ------------------------
David R. Schroder
Director, President and Secretary


/s/ Robert A. Comey                                     December 12, 2000
--------------------------------------------            ------------------------
Robert A. Comey
Director, Executive Vice President
and Treasurer


/s/ Henry T. Madden                                     December 12, 2000
--------------------------------------------            ------------------------
Henry T. Madden
Director


/s/ John D. Wolfe                                       December 12, 2000
-------------------------------------------             ------------------------
John D. Wolfe
Director


/s/ Michael W. Dunn                                     December 12, 2000
--------------------------------------------            ------------------------
Michael W. Dunn
Director


/s/ James L. Miller                                     December 12, 2000
--------------------------------------------            ------------------------
James L. Miller
Director


/s/ Todd J. Stevens                                     December 12, 2000
--------------------------------------------            ------------------------
Todd J. Stevens
Director


/s/ Jeri J. Harman                                      December 12, 2000
--------------------------------------------            ------------------------
Jeri J. Harman
Director