Form 10-Q
period 2000-12-31
MACC PRIVATE EQUITIES INC
filed 2001-02-14
CIK 923808

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000
                                              -------------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to____________

                         Commission file number 0-24412
                                               ---------

                           MACC Private Equities Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                                42-1421406
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

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

         At January 31, 2001, the registrant had issued and outstanding 1,941,879 shares of common stock.

                                      INDEX

PART I.  FINANCIAL INFORMATION
     Item 1.      Financial Statements                                                    Page
                                                                                          ----
                  Condensed Consolidated Balance
                  Sheets at December 31, 2000 (Unaudited),
                  and September 30, 2000................................................    3

                  Condensed Consolidated Statements of
                  Operations (Unaudited) for the three
                  months ended December 31, 2000, and
                  the three months ended December 31, 1999..............................    4

                  Condensed Consolidated Statements of
                  Cash Flows (Unaudited) for the three
                  months ended December 31, 2000, and
                  the three months ended December 31, 1999..............................    5

                  Notes to Condensed Consolidated
                  Financial Statements..................................................    6

     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results Of Operations......................    7

     Item 3.      Quantitative and Qualitative
                  Disclosure About Market Risk..........................................   10

PART II. OTHER INFORMATION..............................................................   12


                  Signatures............................................................   13

PART 1 -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                             MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                               CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         December 31,  September 30,
                                                            2000           2000
                                                         (Unaudited)
                                                        -------------  -------------
                  Assets
Loans and investments in portfolio securities
         at market or fair value, cost of
         $37,870,164 and $36,965,143                    $38,520,960    41,032,116
Cash and money market accounts                            4,329,901     3,767,188
Certificates of deposit                                     234,375       399,999
Other assets, net                                         1,452,420     1,408,163
                                                        -----------    ----------
         Total assets                                   $44,537,656    46,607,466
                                                        ===========    ==========

         Liabilities and stockholders' equity

Liabilities:
     Debentures payable, net of discount                $20,322,558    20,320,922
     Incentive fees payable                                 135,417       118,164
     Accrued interest                                       366,268       242,424
     Accounts payable and other liabilities                  46,466       280,387
                                                        -----------    ----------
         Total liabilities                               20,870,709    20,961,897
                                                        -----------    ----------

Net assets:
     Common stock, $.01 par value per share;
         authorized 4,000,000 shares;
         issued and outstanding 1,941,879 shares             19,419        19,419
     Additional paid-in-capital                          16,510,381    16,510,381
     Net investment income                                  426,010       415,889
     Net realized gain on investments                     5,957,626     4,530,191
     Unrealized appreciation on investments                 753,511     4,169,689
                                                        -----------    ----------

         Total net assets                                23,666,947    25,645,569
                                                        -----------    ----------

         Total liabilities and net assets               $44,537,656    46,607,466
                                                        ===========    ==========

Net assets per share                                    $     12.19         13.21
                                                        ===========    ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                           MACC PRIVATE EQUITIES INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                         For the three       For the three
                                                         months ended        months ended
                                                          December 31,       December 31,
                                                             2000               1999
                                                         ------------        ------------
Investment income:
     Interest                                             $   601,867             503,677
     Dividends                                                201,698              39,082
     Processing fees                                            3,864              51,873
     Other                                                      1,000               1,942
                                                          -----------         -----------

         Total income                                         808,429             596,574
                                                          -----------         -----------

Operating expenses:
   Interest expenses                                          444,703             306,076
   Management fees                                            266,143             235,220
   Professional fees                                           25,105              30,302
   Other                                                       62,357              56,590
                                                          -----------         -----------

         Total operating expenses                             798,308             628,188
                                                          -----------         -----------

         Investment income (expense)                           10,121             (31,614)
                                                          -----------         -----------

Realized and unrealized (loss) gain on investments:
     Net realized gain on investments                       1,427,435             173,489
     Net change in unrealized appreciation
          on investments                                   (3,416,178)            (90,725)
                                                          -----------         -----------

         Net (loss) gain on investments                    (1,988,743)             82,764
                                                          -----------         -----------

         Net change in net assets
              from operations                             $(1,978,622)             51,150
                                                          ===========         ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                  For the three      For the three
                                                                                   months ended      months ended
                                                                                   December 31,      December 31,
                                                                                       2000              1999
                                                                                  -------------      -------------
Cash flows from operating activities:
     (Decrease) increase in net assets from operations                            $(1,978,622)           51,150
                                                                                  -----------        ----------
     Adjustments to reconcile (decrease) increase in net assets from operations to net cash provided by (used in) operating activities:
            Net realized and unrealized loss (gain) on investments                  1,988,743           (82,764)
            Change in accrued interest, incentive fees payable,
              accounts payable and other liabilities                                   84,927          (986,362)
            Other                                                                     (52,634)          (28,138)
                                                                                  -----------        ----------
                  Total adjustments                                                 2,021,036        (1,097,264)
                                                                                  -----------        ----------
                  Net cash provided by (used in) operating activities                  42,414        (1,046,114)
                                                                                  -----------        ----------
Cash flows from investing activities:
     Proceeds from disposition of and payments on
          loans and investments in portfolio securities                               894,601             8,928
     Purchases of loans and investments in
          portfolio securities                                                       (539,926)       (5,012,422)
     Proceeds from disposition of short-term investments                                 --           2,274,250
     Purchases of short-term investments                                                 --             (99,000)
                                                                                  -----------        ----------
                   Net cash provided by (used in) investing activities                354,675        (2,828,244)
                                                                                  -----------        ----------
                   Net increase (decrease) in cash and cash equivalents               397,089        (3,874,358)

Cash and cash equivalents at beginning of period                                    4,167,187         5,065,309
                                                                                  -----------        ----------
Cash and cash equivalents at end of period                                        $ 4,564,276         1,190,951
                                                                                  ===========        ==========

Supplemental disclosure of cash flow information -
     Cash paid during the period for interest                                     $   296,887           411,124
                                                                                  ===========        ==========

Supplemental disclosure of noncash investing and financing information -
      Assets received in exchange of securities                                   $ 1,887,179           184,860
                                                                                  ===========        ==========




See accompanying notes to unaudited condensed consolidated financial statements.

MACC PRIVATE EQUITIES INC.

Notes to Unaudited Condensed Consolidated Financial Statements


(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of MACC Private Equities Inc. (Equities) and its wholly-owned subsidiary MorAmerica Capital Corporation (MACC) which have been prepared in accordance with accounting principles generally accepted in the United States of America for investment companies. All material intercompany accounts and transactions have been eliminated in consolidation.

     The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto of MACC Private Equities Inc. and its Subsidiary as of and for the year ended September 30, 2000. The information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The results of the interim period reported are not necessarily indicative of results to be expected for the year. The balance sheet information as of September 30, 2000 has been derived from the audited balance sheet as of that date.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by MACC pursuant to the safe-harbor provisions of the 1995 Act, and are identified as including terms such as "may," "will," "should," "expects," "anticipates," "estimates," "plans," or similar language. In connection with these safe-harbor provisions, MACC has identified in its Annual Report to Shareholders for the fiscal year ended September 30, 2000, important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of MACC, including, without limitation, the high risk nature of MACC's portfolio investments, any failure to achieve annual investment level objectives, changes in prevailing market interest rates, and contractions in the markets for corporate acquisitions and initial public offerings. MACC further cautions that such factors are not exhaustive or exclusive. MACC does not undertake to update any forward-looking statement which may be made from time to time by or on behalf of MACC.

RESULTS OF OPERATIONS

     Three Months Ended December 31, 2000, Compared to Three Months Ended December 31, 1999

     MACC's investment income includes income from interest, dividends and fees. Net investment income represents total investment income minus operating and interest expenses, net of applicable income taxes. The main objective of portfolio company investments is to achieve capital appreciation and realized gains in the portfolio. These are not included in net investment income. However, another one of MACC's on-going goals is to achieve net investment income and increased earnings stability. In this regard, a significant proportion of new portfolio investments are structured so as to provide a current yield through interest or dividends. MACC also earns interest on short-term investments of cash.

     During the current year, first quarter total investment income of $808,429 was approximately 36% higher than total investment income of $596,574 for the prior year first quarter. In the current year first quarter as compared to the prior year first quarter, interest income increased $98,190, dividend income increased $162,616, processing fees decreased $48,009 and other income decreased $942. The increase in interest income is primarily due to a $6,830,456, or 44% increase in MACC's interest-earning portfolio investments that are structured as subordinated debentures during the prior fiscal year. The receipt of dividend income is based primarily on the performance of the limited liability companies in MACC's portfolio and the timing of when these companies make distributions. In the current year first quarter dividends were received on six portfolio companies as compared to dividends received on two portfolio companies in the prior year first quarter. Processing fees decreased due to only one follow-on portfolio company investment made in the current year first quarter in which MACC received processing fees at the closing compared to two new portfolio company investments in the prior year first quarter in which MACC received a processing fee at closing.

     Total operating expenses for the first quarter of the current year total $798,308, an increase of approximately 27% as compared to total operating expenses for the prior year first quarter of $628,188. Interest expense increased by $138,627 due to additional borrowings of SBA-guaranteed debentures. Management fees increased by $30,923 in the current year first quarter as compared to the prior year first quarter due to the increase in assets under management. Professional fees and other expenses, which include administrative expenses associated with being a public corporation, were substantially unchanged in the current year first quarter as compared to the prior year first quarter.

     For the current year first quarter, MACC recorded net investment income of $10,121 as compared to net investment expense of ($31,614) during the prior year first quarter.

     During the current year first quarter, MACC recorded net realized gain on investments of $1,427,435 as compared with net realized gain on investments of $173,489 during the prior year first quarter. In the current year first quarter, MACC realized a non-cash gain of $1,251,101 from one portfolio investment in which shares of a privately held company were exchanged for shares in a publicly traded company. Management does not attempt to maintain a comparable level of realized gains from year to year or quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities and investing in new portfolio investments.

     MACC recorded net change in unrealized appreciation/depreciation on investments of ($3,416,178) during the current year first quarter, as compared to ($90,725) during the prior year period. The current year net change in unrealized appreciation/depreciation on investments is the net effect of a reversal of appreciation of $1,444,689 in one portfolio investment, in which shares in a privately held company were exchanged for shares in a publicly traded company for a realized non-cash gain and decreases in the fair value of three portfolio investments totaling $1,971,489 in the MACC consolidated investment portfolio, calculated in accordance with MACC's valuation polices. Of the three portfolio investments that experienced decreases in the fair value during the current year first quarter, $1,085,653 is attributable to decreases in the current market price of the publicly traded common stock of two portfolio companies and $885,836 is attributable to a decrease in fair value of the securities of one portfolio company, which the Board of Directors determined was appropriate due to continued operating losses, adverse changes in the portfolio company's access to funding, and financial condition. Although management believes that the market prices of MACC's publicly traded portfolio securities may increase over the course of this year, any or all of these three portfolio investment may experience additional decreases in fair value in future periods.

     Net change in unrealized appreciation/depreciation on investments represents the change for the period in the unrealized appreciation on MACC's total investment portfolio net of unrealized depreciation on MACC's total investment portfolio. Generally, when MACC increases the fair value of a portfolio investment above its cost, the unrealized appreciation item for the portfolio as a whole increases, and when MACC decreases the fair value of a portfolio investment below its cost, the unrealized depreciation item for the portfolio as a whole increases. When MACC sells an appreciated portfolio investment for a gain, unrealized appreciation for the portfolio as a whole decreases as the gain is realized. Similarly, when MACC sells a depreciated portfolio investment for a loss, unrealized depreciation for the portfolio as a whole decreases as the loss is realized.

     At the end of the current year first quarter, MACC's net asset value per share was $12.19 as compared to the net asset value per share on September 30, 2000 of $13.21.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     To date, MACC has relied upon several sources to fund its investment activities, including MACC's cash equivalents and cash, and the Small Business Investment Company ("SBIC") capital program operated by the Small Business Administration (the "SBA").

     MACC, through its wholly-owned subsidiary, MorAmerica Capital, from time to time may seek to procure additional capital through the SBIC capital program to provide a portion of its future investment capital requirements. At present, there is availability of capital through the SBIC capital program and MACC anticipates that there will be capital available in future periods.

     As of December 31, 2000, MACC's certificates of deposit and cash totaled $4,564,276. MACC has commitments for $6,790,000 and $10,000,000 in SBA guaranteed debentures which expire September 30, 2002 and September 30, 2005, respectively. MACC believes that its existing certificates of deposit and cash, together with the $16,790,000 SBA commitment, and other anticipated cash flows, will provide adequate funds for MACC's anticipated cash requirements during the current fiscal year, including portfolio investment activities, principal and interest payments on outstanding debentures payable and administrative expenses. MACC's investment objective is to invest $13,000,000 in new and follow-on investments during the current fiscal year.

     Liquidity for the next several years will be impacted by principal payments on MACC's debentures payable. Debentures payable are composed of $20,340,000 in principal amount of SBA-guaranteed debentures issued by MACC's subsidiary, MorAmerica Capital, which mature as follows: $5,690,000 in 2001, $2,150,000 in 2003, $1,000,000 in 2007, $2,500,000 in 2009, and $9,000,000 in 2010. It is
anticipated MorAmerica Capital would be able to roll over these debentures with new ten year debentures when they mature. As indicated above, the total amount of MorAmerica Capital's commitment from the SBA is $16,790,000.

     Management believes that current economic conditions in the U.S. are less favorable to MACC than those experienced in fiscal year 2000. The general increase in fuel and energy costs over the past several months may adversely affect the operations or financial condition of MACC's portfolio companies, particularly those involved in manufacturing. In addition, the recent declines in market capitalization of many companies in the technology industry may have the effect of reducing the availability of capital to technology companies in MACC's investment portfolio. These and other factors may have an adverse effect on the fair value of MACC's portfolio investments and the markets for corporate acquisitions and initial public offerings generally, and, as a result, may adversely affect the rate of growth, if any, in MACC's net asset value over the next twelve months. However, management does not anticipate that these factors will have a significant adverse effect on MACC's liquidity over the next twelve months.

                               PORTFOLIO ACTIVITY

     During the three months ended December 31, 2000, MACC invested $344,921 in follow-on investments in two existing portfolio companies. MACC's investment level objectives for fiscal year 2001 call for total new and follow-on investments of $13,000,000. With the timing of new and follow-on portfolio investments being somewhat uncertain and a current slowing of the economy which may restrict the supply of good investment opportunities, MACC anticipates that it may not meet its investment level objectives for the current fiscal year. However, management views investment level objectives for any given year as secondary in importance to MACC's overriding concern of investing in only those portfolio companies which satisfy MACC's investment criteria.

                        DETERMINATION OF NET ASSET VALUE

     The net asset value per share of MACC's outstanding common stock is determined quarterly, as soon as practicable after and as of the end of each calendar quarter, by dividing the value of total assets minus total liabilities by the total number of shares outstanding at the date as of which the determination is made.

     In calculating the value of total assets, securities that are traded in the over-the-counter market or on a stock exchange are valued in accordance with the current valuation policies of the Small Business Administration ("SBA"). Under SBA regulations, publicly traded equity securities are valued by taking the average of the close (or bid price in the case of over-the-counter equity securities) for the valuation date and the preceding two days. This policy differs from the Securities and Exchange Commission's guidelines which utilize only a one day price measurement. MACC's use of SBA valuation procedures did not result in a material variance as of December 31, 2000, from valuations using the Securities and Exchange Commission's guidelines.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     MACC is exposed to market risk from changes in market prices of publicly traded equity securities held in the MACC consolidated investment portfolio. At December 31, 2000, publicly traded equity securities in the MACC consolidated investment portfolio were recorded at a fair value of $1,058,653. In accordance with MACC's valuation policies and SBA regulations, the fair value of publicly traded equity securities is determined based upon the average of the closing prices (or bid price in the case of over-the-counter equity securities) for the valuation date and the preceding two days. The publicly traded equity securities in the MACC consolidated investment portfolio thus have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% adverse change in quoted market prices, and would amount to a decrease in the recorded value of such publicly traded equity securities of approximately $105,865. Actual results may differ.

     MACC is also exposed to market risk from changes in market interest rates that affect the fair value of MorAmerica Capital's debentures payable determined in accordance with Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value of MorAmerica Capital's outstanding debentures payable at December 31, 2000, was $20,117,000, with a cost of $20,340,000. Fair value of MorAmerica Capital's outstanding debentures payable is calculated by discounting cash flows through estimated maturity using the borrowing rate currently available to MorAmerica Capital for debt of similar original maturity. None of MorAmerica Capital's outstanding debentures payable are publicly traded. Market risk is estimated as the potential increase in fair value resulting from a hypothetical 0.5% decrease in interest rates. Actual results may differ.


         ----------------------------------------------------
                                                     2001
         ----------------------------------------------------

         Fair Value of Debentures Payable        $20,117,000

         Amount Below Cost                          $223,000

         Additional Market Risk                     $434,000
         ----------------------------------------------------



                       EFFECT OF NEW ACCOUNTING STANDARDS

     The company adopted SFAS 133, as amended by SFAS 137 and SFAS 138, on October 1, 2000 as required. Adoption of this pronouncement had no material effect on the financial statements of the company.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

         No exhibits are applicable.

         (b)      Reports on Form 8-K

         MACC filed no reports on Form 8-K during the three months ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MACC PRIVATE EQUITIES INC.


Date: 2/13/01                                   By: /s/ DAVID SCHRODER
     ---------------------                         -----------------------------
                                                   David Schroder, President


Date: 2/13/01                                   By: /s/ ROBERT A. COMEY
     ---------------------                         -----------------------------
                                                   Robert A. Comey, Treasurer