Form 10-Q
period 2001-03-31
MACC PRIVATE EQUITIES INC
filed 2001-05-14
CIK 923808

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2001
                              --------------------------------------------------
                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to____________

                         Commission file number 0-24412

                           MACC Private Equities Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                      42-1421406
---------------------------------------------              --------------------
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

         At April 30, 2001, the registrant had issued and outstanding 2,329,255 shares of common stock.

                                      INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements                                                    Page
                                                                                          ----
                  Condensed Consolidated Balance
                  Sheets at March 31, 2001 (Unaudited),
                  and September 30, 2000................................................    3

                  Condensed Consolidated Statements of
                  Operations (Unaudited) for the three
                  months ended March 31, 2001, and
                  March 31, 2000, and the six months
                  ended March 31, 2001 and March 31, 2000...............................    4

                  Condensed Consolidated Statements of
                  Cash Flows (Unaudited) for the six
                  months ended March 31, 2001, and
                  the six months ended March 31, 2000...................................    5

                  Notes to Condensed Consolidated
                  Financial Statements..................................................    6

     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results Of Operations......................    7

     Item 3.      Quantitative and Qualitative
                  Disclosure About Market Risk..........................................    11

PART II. OTHER INFORMATION..............................................................    13

     Item 2.      Changes in Securities.................................................    13

     Item 4.      Submission of Matters to a
                  Vote of Security Holders..............................................    13

     Item 6.      Exhibits and Reports on Form 8-K......................................    14

                  Signatures............................................................    15

EXHIBIT INDEX...........................................................................    16

PART 1 -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           March 31,      September 30,
                                                                             2001             2000
                                                                         (Unaudited)
                                                                        ------------      -------------
                  Assets

Loans and investments in portfolio securities at market
         or fair value, cost of $38,306,418;
          $36,965,143 at September 2000                                $ 36,775,120         41,032,116
Cash and money market accounts                                            2,338,628          3,767,188
U.S. treasury bills, at cost, which approximates market                   2,723,215                --
Certificates of deposit                                                     330,303            399,999
Other assets, net                                                         1,870,697          1,408,163
                                                                       ------------         ----------

         Total assets                                                  $ 44,037,963         46,607,466
                                                                       ============         ==========
         Liabilities and stockholders' equity

Liabilities:
     Debentures payable, net of discount                               $ 20,324,193         20,320,922
     Incentive fees payable                                                 180,816            118,164
     Accrued interest                                                       291,247            242,424
     Accounts payable and other liabilities                                 132,606            280,387
                                                                       ------------         ----------

         Total liabilities                                               20,928,862         20,961,897
                                                                       ------------         ----------

Net assets:
     Common stock, $.01 par value per share;
         authorized 4,000,000 shares;
         issued and outstanding 2,329,255 shares                             23,293             23,293
     Additional paid-in-capital                                          17,186,507         16,506,507
     Net investment income                                                  296,544            415,889
     Net realized gain on investments                                     6,924,660          4,530,191
     Unrealized (depreciation) appreciation on investments               (1,321,903)         4,169,689
                                                                       ------------         ----------

         Total net assets                                                23,109,101         25,645,569
                                                                       ------------         ----------

         Total liabilities and net assets                              $ 44,037,963         46,607,466
                                                                       ============         ==========

Net assets per share                                                   $       9.92              11.01
                                                                       ============         ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                           MACC PRIVATE EQUITIES INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                  For the three     For the three     For the six     For the six
                                                                  months ended      months ended      months ended    months ended
                                                                    March 31,         March 31,         March 31,       March 31,
                                                                      2001               2000             2001            2000
                                                                 --------------     -------------    --------------  --------------
Investment income:
     Interest                                                    $   585,112           460,597          1,186,979         964,274
     Dividends                                                       174,146           141,593            375,844         180,675
     Processing fees                                                  35,051            32,724             38,915          84,597
     Other                                                              --               1,222              1,000           3,164
                                                                 -----------         ---------         ----------      ----------

         Total income                                                794,309           636,136          1,602,738       1,232,710
                                                                 -----------         ---------         ----------      ----------

Operating expenses:
   Interest expenses                                                 449,967           313,130            894,670         619,206
   Management fees                                                   266,143           235,220            532,286         470,440
   Professional fees                                                  29,913            38,864             55,018          69,166
   Other                                                             107,753           115,638            170,110         172,228
                                                                 -----------         ---------         ----------      ----------

         Total operating expenses                                    853,776           702,852          1,652,084       1,331,040
                                                                 -----------         ---------         ----------      ----------

         Investment expense, net before tax expense                  (59,467)          (66,716)           (49,346)        (98,330)

Income tax expense                                                   (70,000)             --              (70,000)           --
                                                                 -----------         ---------         ----------      ----------

         Investment expense, net                                    (129,467)          (66,716)          (119,346)        (98,330)
                                                                 -----------         ---------         ----------      ----------

Realized  and unrealized (loss) gain on investments:
     Net realized gain on investments                              1,656,532              --            3,083,967         173,489
     Net change in unrealized depreciation/
          appreciation on investments                             (2,075,413)          810,779         (5,491,591)        720,054
                                                                 -----------         ---------         ----------      ----------
         Net (loss) gain on investments
               before income tax expense                            (418,881)          810,779         (2,407,624)        893,543

Income tax expense                                                  (680,000)             --             (680,000)          --
                                                                 -----------         ---------         ----------      ----------

         Net (loss) gain on investments                           (1,098,881)          810,779         (3,087,624)        893,543
                                                                 -----------       -----------        -----------      ----------

         Net change in net assets
              from operations                                    $(1,228,348)          744,063         (3,206,970)        795,213
                                                                 ===========       ===========        ===========      ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                   MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       For the six       For the six
                                                                                       months ended      months ended
                                                                                         March 31,         March 31,
                                                                                           2001              2000
                                                                                       ------------      -------------
Cash flows from operating activities:
     (Decrease) increase in net assets from operations                                 $(3,206,970)           795,213
                                                                                       -----------        -----------
     Adjustments to reconcile (decrease) increase in net assets from operations to net cash used in operating activities:
            Net realized and unrealized loss (gain) on investments                       3,087,624           (893,543)
            Change in accrued interest, incentive fees payable,
                     accounts payable and other liabilities                                 26,047           (869,441)
            Other                                                                          (46,608)           180,150
                                                                                       -----------        -----------

                  Total adjustments                                                      3,067,063         (1,582,834)
                                                                                       -----------        -----------

                  Net cash used in operating activities                                   (139,907)          (787,621)
                                                                                       -----------        -----------

Cash flows from investing activities:
     Proceeds from disposition of and payments on
          loans and investments in portfolio securities                                  4,542,906             35,713
     Purchases of loans and investments in
          portfolio securities                                                          (3,068,542)        (8,673,695)
     Proceeds from disposition of short-term investments                                      --            5,782,133
     Purchases of short-term investments                                                  (740,875)           (99,000)
                                                                                       -----------        -----------
                     Net cash provided by (used in) investing activities                   733,489         (2,954,849)
                                                                                       -----------        -----------

Cash flows from financing activities:
     Proceeds from debt issuance                                                              --            1,500,000
     Payments for fractional shares in connection with stock split                          (9,498)           (11,152)
     Payments for debt issuance and commitment fees                                       (100,000)           (37,500)
                                                                                       -----------        -----------

                    Net cash (used in) provided by financing activities                   (109,498)         1,451,348
                                                                                       -----------        -----------

                    Net increase (decrease) in cash and cash equivalents                   484,084         (2,291,122)

Cash and cash equivalents at beginning of period                                         4,167,187          5,065,309
                                                                                       -----------        -----------

Cash and cash equivalents at end of period                                             $ 4,651,271          2,774,187
                                                                                       ===========        ===========
Supplemental disclosure of cash flow information -
     Cash paid during the period for interest                                          $   792,640            570,724
                                                                                       ===========        ===========
Supplemental disclosure of noncash investing and financing information -
      Assets received in exchange of securities                                        $ 2,141,464            262,614
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

(2)      Common Stock

         During the quarter ended March 31, 2001, MACC declared a 20% stock split effected in the form of a stock dividend resulting in the issuance of 387,376 shares of Common stock to its shareholders. Cash of $9,498.10 was paid for fractional shares. The September 30, 2000 net assets per share is computed as if the stock dividend occurred at that date.

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

RESULTS OF OPERATIONS

         Second Quarter and Six Months Ended March 31, 2001, Compared to Second Quarter and Six Months Ended March 31, 2000

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

         During the current year, second quarter total investment income of $794,309 was approximately 25% higher than total investment income of $636,136 for the prior year second quarter. In the current year second quarter as compared to the prior year second quarter, interest income increased $124,515, dividend income increased $32,553, processing fees increased $2,327 and other income decreased $1,222. The increase in interest income is primarily due to a $6,830,456, or 44%, increase in MACC's interest-earning portfolio investments that are structured as subordinated debentures during the prior fiscal year. The receipt of dividend income is based primarily on the performance of the limited liability companies in MACC's portfolio and the timing of when these companies make distributions. In the current year second quarter and in the prior year second quarter dividends were received on four portfolio companies.

         During the current year six-month period, total income of $1,602,738 was an increase of $370,028, or 30%, over total income of $1,232,710 in the prior year six-month period. For the current year six-month period as compared to the prior year six-month period, interest income increased to $1,186,979 from $964,274, dividend income increased to $375,844 from $180,675 and processing fee income decreased to $38,915 from $84,597. The increase in interest income is primarily due to the growth in MACC's interest bearing portfolio investments and the interest received from these investments. In the current year six-month period dividends were received on eight portfolio companies as compared to dividends received on five portfolio companies in the prior year six-month period. Processing fees decreased due to only one new portfolio company investment made in the current year six-month period compared to five new portfolio company investments made in the prior year six-month period in which MACC received a processing fee at closing.

         Total operating expenses for the second quarter and six-month period of the current year total $853,776 and $1,652,084, respectively, increases of 21% and 24%, respectively, as compared to total operating expenses for the prior year second quarter of $702,852 and six-month period of $1,331,040. Interest expense increased to $449,967 and $894,670 in the current year second quarter and six-month period, respectively, from $313,130 and $619,206 in the prior year second quarter and six-month period, respectively, due to additional borrowings of SBA-guaranteed debentures. Management fees increased to $266,143 from $235,220 in the current year second quarter as compared to the prior year second quarter and increased to $532,286 from $470,440 in the current six-month period as compared to the prior year six-month period due to the increase in assets under management. Professional fees decreased to $29,913 from $38,864 and decreased to $55,018 from $69,166 in the current year second quarter and six-month period compared to the prior year second quarter and six-month period.

         For the current year second quarter and six-month period, MACC recorded net investment expense of ($129,467) and ($119,346), respectively, as compared to net investment expense of ($66,716) and ($98,330) during the prior year second quarter and six-month period, respectively.

         During the current year second quarter and six-month period, MACC recorded net realized gain on investments of $1,656,532 and $3,083,967, respectively, as compared with no net realized gain on investments during the prior year second quarter and $173,489 net realized gain on investments for the prior year six-month period. In the current year second quarter, MACC realized a gain of $2,881,546 in two portfolio company investments and realized a loss of $1,225,015 on a previously depreciated portfolio company investment. MACC has several portfolio investment companies that are seeking to sell or buyout MACC's position, however, it is uncertain at this time whether any of these dispositions will occur or the prices at which such transactions may occur. Management does not attempt to maintain a comparable level of realized gains from year to year or quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities and investing in new portfolio investments.

         MACC recorded net change in unrealized appreciation/depreciation on investments of ($2,075,413) during the current year second quarter, as compared to $810,779 during the prior year period. The current year second quarter net change in unrealized appreciation/depreciation on investments of ($2,075,413) is the net effect of a reversal of appreciation of $1,087,483 in one portfolio investment in which the portfolio company was sold for a gain, the reversal of depreciation of $1,263,735 in one portfolio investment in which a loss in the same amount was realized and decreases in the fair value of six portfolio investments totaling $2,251,665 in the MACC consolidated investment portfolio, calculated in accordance with MACC's valuation polices. Of the six portfolio investments that experienced decreases in the fair value during the current quarter, $592,497 is attributable to decreases in current market price of the publicly traded common stock of two portfolio companies, and $1,659,168 is attributable to a decrease in fair value of the securities of four portfolio companies, which the Board of Directors determined was appropriate at the semi-annual portfolio investment valuation meeting.

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

         During the quarter, the Company recorded a $70,000 provision for state income taxes attributable to pass-through income from investments in limited liability companies in states which the Company does not have net operating loss carryforwards. In addition, $680,000 was credited to additional paid in capital under the provisions of AICPA Statement of Position (SOP) 90-7, for the benefit of net operating losses anticipated to be utilized in the current fiscal year which were generated prior to reorganization.

         At the end of the current year second quarter, MACC's net asset value per share was $9.92 as compared to the net asset value per share on September 30, 2000 of $11.01 after giving effect to a 20% stock split effected in the form of a stock dividend on March 31, 2001.

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

         As of March 31, 2001, MACC's U.S. treasury bills, certificates of deposit and cash totaled $5,392,146. MACC has commitments for an additional $6,790,000 and an additional $10,000,000 in SBA guaranteed debentures, which expire September 30, 2002 and September 30, 2005, respectively. MACC believes that its existing U.S. treasury bills, certificates of deposit and cash, together with the $16,790,000 SBA commitment, additional commitments anticipated through the SBIC capital program and other anticipated cash flows, will provide adequate funds for MACC's anticipated cash requirements during the current fiscal year, including portfolio investment activities, principal and interest payments on outstanding debentures payable and administrative expenses. MACC's investment objective is to invest $13,000,000 in new and follow-on investments during the current fiscal year, however, given current economic conditions, it is doubtful that MACC will achieve its investment objective. Fewer companies are seeking growth and expansion financing and fewer company buyouts are being financed as sellers wait for higher valuations.

         Liquidity for the next several years will be impacted by principal payments on MACC's debentures payable. Debentures payable are composed of $20,340,000 in principal amount of SBA-guaranteed debentures issued by MACC's subsidiary, MorAmerica Capital, which mature as follows: $5,690,000 in 2001, $2,150,000 in 2003, $1,000,000 in 2007, $2,500,000 in 2009, and $9,000,000 in
2010. It is anticipated MorAmerica Capital will be able to roll over the debentures maturing in 2001 and 2003 with new ten year debentures when they mature. As indicated above, the total amount of MorAmerica Capital's commitment from the SBA is $16,790,000.

         Management believes that current economic conditions in the U.S. are less favorable to MACC than those experienced in fiscal year 2000. The general increase in fuel and energy costs over the past several months may adversely affect the operations or financial condition of MACC's portfolio companies, particularly those involved in manufacturing. For those portfolio companies with variable rate senior credit facilities, recent declines in market interest rates may partially offset these factors. In addition, the recent declines in market capitalization of many companies in the technology industry may have the effect of reducing the availability of capital to technology companies in MACC's investment portfolio. These and other factors may have an adverse effect on the fair value of MACC's portfolio investments and the markets for corporate acquisitions and initial public offerings generally, and, as a result, may adversely affect the rate of growth, if any, in MACC's net asset value over the next twelve months. However, management does not anticipate that these factors will have a significant adverse effect on MACC's liquidity through the end of fiscal year 2001 because MACC's budget for the remainder of the current year does not project significant cash to be generated from sales of portfolio investments.

                               PORTFOLIO ACTIVITY

         During the six months ended March 31, 2001, MACC invested $2,873,537 in nine portfolio companies, consisting of $1,596,000 invested in one new portfolio company and $1,277,537 invested in follow-on investments in eight existing portfolio companies. MACC's investment level objectives for fiscal year 2001 call for total new and follow-on investments of $13,000,000. The timing of new and follow-on portfolio investments is somewhat uncertain and given current economic conditions, MACC does not expect that it will meet its investment level objectives for the current fiscal year. It is anticipated that the economic slowdown and high energy prices will continue to have a negative effect on portfolio investment activity as fewer companies seek financing for growth or buyout situations. However, management views investment level objectives for any given year as secondary in importance to MACC's overriding concern of investing in only those portfolio companies which satisfy MACC's investment criteria.

                        DETERMINATION OF NET ASSET VALUE

         The net asset value per share of MACC's outstanding common stock is determined quarterly, as soon as practicable after and as of the end of each calendar quarter, by dividing the value of total assets minus total liabilities by the total number of shares outstanding at the date as of which the determination is made.

         In calculating the value of total assets, securities that are traded in the over-the-counter market or on a stock exchange are valued in accordance with the current valuation policies of the Small Business Administration ("SBA"). Under SBA regulations, publicly traded equity securities are valued by taking the average of the close (or bid price in the case of over-the-counter equity securities) for the valuation date and the preceding two days. This policy differs from the Securities and Exchange Commission's guidelines which utilize only a one day price measurement. MACC's use of SBA valuation procedures did not result in a material variance as of March 31, 2001, from valuations using the Securities and Exchange Commission's guidelines.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         MACC is exposed to market risk from changes in market prices of publicly traded equity securities held in the MACC consolidated investment portfolio. At March 31, 2001, publicly traded equity securities in the MACC consolidated investment portfolio were recorded at a fair value of $466,156. In accordance with MACC's valuation policies and SBA regulations, the fair value of publicly traded equity securities is determined based upon the average of the closing prices (or bid price in the case of over-the-counter equity securities) for the valuation date and the preceding two days. The publicly traded equity securities in the MACC consolidated investment portfolio thus have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% adverse change in quoted market prices, and would amount to a decrease in the recorded value of such publicly traded equity securities of approximately $46,616. Actual results may differ.

         MACC is also exposed to market risk from changes in market interest rates that affect the fair value of MorAmerica Capital's debentures payable determined in accordance with Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value of MorAmerica Capital's outstanding debentures payable at March 31, 2001, was $21,041,000, with a cost of $20,340,000. Fair value of MorAmerica Capital's outstanding debentures payable is calculated by discounting cash flows through estimated maturity using the borrowing rate currently available to MorAmerica Capital for debt of similar original maturity. None of MorAmerica Capital's outstanding debentures payable are publicly traded. Market risk is estimated as the potential increase in fair value resulting from a hypothetical 0.5% decrease in interest rates. Actual results may differ.

             -----------------------------------------------------

                                                         2001
             ------------------------------------------------------

             Fair Value of Debentures Payable        $21,041,000

             Amount Above Cost                          $701,000

             Additional Market Risk                     $444,000
             ------------------------------------------------------

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are no items to report.

ITEM 2.  CHANGES IN SECURITIES

         At its Annual Meeting on February 27, 2001, the Board of Directors declared a 20% stock split effected in the form of a stock dividend payable to shareholders of record as of March 13, 2001, which was distributed on March 30, 2001. On March 30, 2001 total outstanding shares increased from 1,941,879 to 2,329,255.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         There are no items to report.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS

         On February 27, 2001, MACC's 2001 Annual Meeting of Shareholders (the "Meeting") was held in Cedar Rapids, Iowa. A quorum of 1,457,763 shares, or approximately 75.07% of issued and outstanding shares as of December 31, 2000, were represented in person or by proxy at the Meeting. The shareholders considered two proposals at the Meeting.

         With respect to the first proposal, by vote of 1,450,146 shares in favor of and 7,617 shares against, the shareholders elected three directors to serve until 2004 Annual Meeting of Shareholders or until their respective successors shall be elected and qualified. These directors and the votes cast in favor of and against with respect to each are as follows:

         Director                   For                       Against
         --------                   ---                       -------

         Michael W. Dunn            1,450,001                 7,753

         Jeri J. Harman             1,449,484                 8,279

         Gordon J. Roth             1,449,484                 8,249

         The term of office of each of the following directors of MACC continued beyond the date of the Meeting: Paul M. Bass, Jr.; Robert A. Comey; Henry T. Madden; David R. Schroder; Todd J. Stevens; and John D. Wolfe.

         With regard to the second proposal, the shareholders voted to ratify the appointment of KPMG LLP as independent auditors for MACC for Fiscal year 2001 by a vote of 1,377,535 in favor of ratification and 62,302 against ratification, with 17,926 shares abstaining.

ITEM 5.  OTHER INFORMATION

         There are no items to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  (10)(3)(c) Second Amendment to Agreement between MACC, Zions
                             Bancorporation and Zions First National Bank, dated February 27, 2001

         (b)      Reports on Form 8-K

         On February 28, 2001, MACC filed a current report on Form 8-K disclosing certain information under Item 5 of Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MACC PRIVATE EQUITIES INC.


Date:      5/11/01                    By: /s/ David Schroder
     --------------------------          --------------------------------
                                         David Schroder, President


Date:      5/11/01                    By: /s/ Robert A. Comey
     --------------------------          --------------------------------
                                         Robert A. Comey, Treasurer

                                  EXHIBIT INDEX


Exhibit           Description                                              Page
---------         -----------                                              ----

(10)(3)(c)        Second Amendment to Agreement between MACC,               17
                  Zions Bancorporation and Zions First National Bank, dated February 27, 2001