Form 10-Q
period 2001-06-30
MACC PRIVATE EQUITIES INC
filed 2001-08-13
CIK 923808

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended      June 30, 2001
               --------------------------------------------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to____________

                         Commission file number 0-24412
                                   ---------

                           MACC Private Equities Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             42-1421406
---------------------------------                           --------------------
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

         At July 31, 2001, the registrant had issued and outstanding 2,329,255 shares of common stock.

                                      INDEX

PART I.  FINANCIAL INFORMATION


     Item 1.      Financial Statements                                                    Page
                                                                                          ----
                  Condensed Consolidated Balance
                  Sheets at June 30, 2001 (Unaudited),
                  and September 30, 2000.............................................      3

                  Condensed Consolidated Statements of Operations (Unaudited)
                  for the three months ended June 30, 2001, and June 30, 2000, and the nine months
                  ended June 30, 2001 and June 30, 2000..............................      4

                  Condensed Consolidated Statements of
                  Cash Flows (Unaudited) for the nine
                  months ended June 30, 2001, and
                  the nine months ended June 30, 2000................................      5

                  Notes to Condensed Consolidated
                  Financial Statements...............................................      6

     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results Of Operations...................      7

     Item 3.      Quantitative and Qualitative
                  Disclosure About Market Risk.......................................     11

PART II. OTHER INFORMATION...........................................................     13

                  Signatures.........................................................     14

PART 1 -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                              CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              June 30,      September 30,
                                                                2001             2000
                                                             (Unaudited)
                                                             -----------    --------------
                  Assets

Loans and investments in portfolio securities at market
         or fair value, cost of $40,738,401;
         $36,965,143 at September 2000                       $ 39,265,793      41,032,116
Cash and money market accounts                                  2,573,300       3,767,188
Certificates of deposit                                           333,022         399,999
Other assets, net                                               2,102,296       1,408,163
                                                             ------------      ----------
         Total assets                                        $ 44,274,411      46,607,466
                                                             ============      ==========

         Liabilities and stockholders' equity

Liabilities:
     Debentures payable, net of discount                     $ 20,470,828      20,320,922
     Incentive fees payable                                       159,386         118,164
     Accrued interest                                             400,356         242,424
     Accounts payable and other liabilities                       130,156         280,387
                                                             ------------      ----------
         Total liabilities                                     21,160,726      20,961,897
                                                             ------------      ----------

Net assets:
     Common stock, $.01 par value per share;
         authorized 4,000,000 shares;
         issued and outstanding 2,329,255 shares                   23,293          23,293
     Additional paid-in-capital                                17,186,507      16,506,507
     Net investment income                                        342,688         415,889
     Net realized gain on investments                           6,931,090       4,530,191
     Unrealized (depreciation) appreciation on investments     (1,369,893)      4,169,689
                                                             ------------      ----------
         Total net assets                                      23,113,685      25,645,569
                                                             ------------      ----------
         Total liabilities and net assets                    $ 44,274,411      46,607,466
                                                             ============      ==========
Net assets per share                                         $       9.92           11.01
                                                             ============      ==========



See accompanying notes to unaudited condensed consolidated financial statements.

                           MACC PRIVATE EQUITIES INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                              For the three     For the three     For the nine     For the nine
                                              months ended      months ended      months ended     months ended
                                                June 30,          June 30,          June 30,         June 30,
                                                  2001              2000              2001             2000
                                              -------------     -------------     ------------     ------------
Investment income:
     Interest                                  $  601,747       472,321           1,788,726         1,436,595
     Dividends                                    200,248       256,761             576,092           437,436
     Processing fees                               37,639        39,976              76,554           124,573
     Other                                         40,591         3,063              41,591             6,227
                                               ----------       -------           ---------         ---------

         Total income                             880,225       772,121           2,482,963         2,004,831
                                               ----------       -------           ---------         ---------
Operating expenses:
   Interest expenses                              433,965       341,746           1,328,635           960,952
   Management fees                                266,143       235,220             798,429           705,660
   Professional fees                               36,188        41,973              91,206           111,139
   Other                                           97,784        86,653             267,894           258,881
                                               ----------       -------           ---------         ---------
         Total operating expenses                 834,080       705,592           2,486,164         2,036,632
                                               ----------       -------           ---------         ---------
         Investment income (expense),
           net before tax expense                  46,145        66,529              (3,201)          (31,801)
Income tax expense                                   --         (10,000)            (70,000)          (10,000)
                                               ----------       -------           ---------         ---------
         Investment income (expense), net          46,145        56,529             (73,201)          (41,801)
                                               ----------       -------           ---------         ---------

Realized and unrealized (loss) gain
         on investments:
     Net realized gain (loss) on investments        6,430      (639,064)          3,090,397          (465,575)
     Net change in unrealized depreciation/
         appreciation on investments              (47,991)      324,189          (5,539,582)        1,044,243
                                               ----------       -------           ---------         ---------
         Net (loss) gain on investments
            before income tax expense             (41,561)     (314,875)         (2,449,185)          578,668
Income tax expense                                   --            --              (680,000)             --
                                               ----------       -------           ---------         ---------
         Net (loss) gain on investments           (41,561)     (314,875)         (3,129,185)          578,668
                                               ----------       -------           ---------         ---------
         Net change in net assets
            from operations                    $    4,584      (258,346)         (3,202,386)          536,867
                                               ==========       =======           =========         =========


See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
           Condensed Consolidated Statements of Cash Flows (Unaudited)



                                                                     For the nine     For the nine
                                                                     months ended     months ended
                                                                       June 30,         June 30,
                                                                         2001             2000
                                                                    -------------     ------------
Cash flows from operating activities:
     (Decrease) increase in net assets from operations               $(3,202,386)       536,867

     Adjustments to reconcile (decrease) increase in net
         assets from operations to net cash
         used in operating activities:
            Net realized and unrealized loss (gain) on investments     3,129,185       (578,668)
            Change in accrued interest, incentive fees payable,
                 accounts payable and other liabilities                  117,706       (926,470)
            Other                                                       (237,378)       167,397
                                                                     -----------      ----------

               Total adjustments                                       3,009,513     (1,337,741)
                                                                     -----------      ----------

                 Net cash used in operating activities                  (192,873)      (800,874)
                                                                     -----------      ----------

Cash flows from investing activities:
     Proceeds from disposition of and payments on
         loans and investments in portfolio securities                 4,578,882      1,343,833
     Purchases of loans and investments in
         portfolio securities                                         (5,536,501)   (11,759,810)
     Proceeds from disposition of short-term investments                 740,875      5,782,133
     Purchases of short-term investments                                (740,875)       (99,000)
                                                                     -----------      ----------
                 Net cash used in investing activities                  (957,619)    (4,732,844)
                                                                     -----------      ----------

Cash flows from financing activities:
     Proceeds from debt issuance                                       5,835,000      5,000,000
     Payments of principal on debt                                    (5,690,000)    (2,450,000)
     Payments for fractional shares in connection with stock split        (9,498)       (11,152)
     Payments for debt issuance and commitment fees                     (245,875)      (125,000)
                                                                     -----------      ----------

     Net cash (used in) provided by financing activities                (110,373)     2,413,848
                                                                     -----------      ----------

                 Net decrease in cash and cash equivalents            (1,260,865)    (3,119,870)

Cash and cash equivalents at beginning of period                       4,167,187      5,065,309
                                                                     -----------      ----------

Cash and cash equivalents at end of period                           $ 2,906,322      1,945,439
                                                                     ===========      =========

Supplemental disclosure of cash flow information -
     Cash paid during the period for interest                        $ 1,087,905        981,849
                                                                     ===========      =========

Supplemental disclosure of noncash investing and financing
     information - Assets received in exchange of securities         $ 2,175,832        848,944
                                                                     ===========      =========


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

(2)      Common Stock

         On March 31, 2001, MACC paid a 20% stock split effected in the form of a stock dividend resulting in the issuance of 387,376 shares of Common Stock to its shareholders. The September 30, 2000 net assets per share is computed as if the stock dividend occurred at that date.

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

RESULTS OF OPERATIONS

          Third Quarter and Nine Months Ended June 30, 2001, Compared to Third Quarter and Nine Months Ended June 30, 2000

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

         During the current year, third quarter total investment income of $880,225 was approximately 14% higher than total investment income of $772,121 for the prior year third quarter. In the current year third quarter as compared to the prior year third quarter, interest income increased $129,426, dividend income decreased $56,513, processing fees decreased $2,337 and other income increased $37,528. The increase in interest income is primarily due to a $6,830,456, or 44%, increase in MACC's interest-earning portfolio investments during the prior fiscal year that are structured as subordinated debentures. The receipt of dividend income is based primarily on the performance of the limited liability companies in MACC's portfolio and the timing of when these companies make distributions. In the current year third quarter dividends were received on four portfolio companies as compared to dividends received on five portfolio companies in the prior year third quarter. The increase in other income is due to shares of stock received as part of a liquidation of a previously held portfolio company investment.

         During the current year nine-month period, total income of $2,482,963 was an increase of $478,132, or 24%, over total income of $2,004,831 in the prior year nine-month period. For the current year nine-month period as compared to the prior year nine-month period, interest income increased to $1,788,726 from $1,436,595, dividend income increased to $576,092 from $437,436, processing fee income decreased to $76,554 from $124,573 and other income increased to $41,591 from $6,227. The increase in interest income is primarily due to the growth in MACC's interest bearing portfolio investments and the interest received from these investments. In the current year nine-month period dividends were received on nine portfolio companies as compared to dividends received on five portfolio companies in the prior year nine-month period. Processing fees decreased due to only three new portfolio company investments made in the current year nine-month period compared to seven new portfolio company investments made in the prior year nine-month period in which MACC received a processing fee at closing. The increase in other income was discussed in the previous paragraph.

         Total operating expenses for the third quarter and nine-month period of the current year total $834,080 and $2,486,164, respectively, increases of 18% and 22%, respectively, as compared to total operating expenses for the prior year third quarter of $705,592 and nine-month period of $2,036,632. Interest expense increased to $433,965 and $1,328,635 in the current year third quarter and nine-month period, respectively, from $341,746 and $960,952 in the prior year third quarter and nine-month period, respectively, due to additional borrowings of SBA-guaranteed debentures. Management fees increased to $266,143 from $235,220 in the current year third quarter as compared to the prior year third quarter and increased to $798,429 from $705,660 in the current nine-month period as compared to the prior year nine-month period due to the increase in assets under management. Professional fees decreased to $36,188 and $91,206 in the current year third quarter and nine-month period, respectively, from $41,973 and $111,139 in the prior year third quarter and nine-month period, respectively. Other expenses increased to $97,784 from $86,653 in the current year third quarter as compared to the prior year third quarter and increased to $267,894 from $258,881 in the current nine-month period as compared to the prior year nine-month period mainly due to increased administrative expenses.

         For the current year third quarter and nine-month period, MACC recorded net investment income of $46,145 and net investment expense of ($73,201), respectively, as compared to net investment income of $56,529 and net investment expense of ($41,801) during the prior year third quarter and nine-month period, respectively.

         During the current year third quarter and nine-month period, MACC recorded net realized gain on investments of $6,430 and $3,090,397, respectively, as compared with net realized loss on investments of ($639,064) and ($465,575) during the prior year third quarter and nine-month period, respectively. MACC has several portfolio investment companies that are seeking to sell or buyout MACC's position, however, it is uncertain at this time whether any of these dispositions will occur or the prices at which such transactions may occur. Management does not attempt to maintain a comparable level of realized gains from year to year or quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities and investing in new portfolio investments.

         MACC recorded net change in unrealized appreciation/depreciation on investments of ($47,991) during the current year third quarter, as compared to $324,189 during the prior year period. For the current year nine-month period as compared to the prior year nine-month period, net change in unrealized appreciation/depreciation on investments was $(5,539,582) and $1,044,243, respectively. The net change in unrealized appreciation/depreciation on investments of ($47,991) is attributable to the current market price increase of the publicly traded common stock of one portfolio company of $135,603 and the current market price decrease of the publicly traded common stock of another portfolio company of ($183,594).

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

         In the current year nine-month period, the Company recorded a $70,000 provision for state income taxes attributable to pass-through income from investments in limited liability companies in states which the Company does not have net operating loss carryforwards. In addition, $680,000 was charged to income tax expense with an offsetting credit to additional paid in capital under the provisions of AICPA Statement of Position (SOP) 90-7, for the benefit of net operating losses anticipated to be utilized in the current fiscal year which were generated prior to reorganization. This allocation does not require any cash payments of taxes.

         At the end of the current year third quarter, MACC's net asset value per share was $9.92 as compared to the net asset value per share on September 30, 2000 of $11.01 after giving effect to a 20% stock split effected in the form of a stock dividend on March 31, 2001.

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

         As of June 30, 2001, MACC's certificates of deposit and cash totaled $2,906,322. MACC has commitments for an additional $955,000 and an additional $10,000,000 in SBA guaranteed debentures, which expire September 30, 2002 and September 30, 2005, respectively. MACC believes that its existing certificates of deposit and cash, together with the $10,955,000 SBA commitment, additional commitments anticipated through the SBIC capital program and other anticipated cash flows, will provide adequate funds for MACC's anticipated cash requirements during the current fiscal year, including portfolio investment activities, principal and interest payments on outstanding debentures payable and administrative expenses. MACC's investment objective is to invest $13,000,000 in new and follow-on investments during the current fiscal year.

         Liquidity will be impacted by principal payments on MACC's debentures payable. Debentures payable are composed of $20,485,000 in principal amount of SBA-guaranteed debentures issued by MACC's subsidiary, MorAmerica Capital, which mature as follows: $2,150,000 in 2003, $1,000,000 in 2007, $2,500,000 in 2009,
$9,000,000 in 2010 and $5,835,000 in 2011. It is anticipated MorAmerica Capital will be able to roll over the debenture maturing in 2003 with a new ten year debenture when it matures. As indicated above, the total amount of MorAmerica Capital's commitment from the SBA is $10,955,000.

         Management believes that current economic conditions in the U.S. are less favorable to MACC than those experienced in fiscal year 2000. Manufacturing businesses, in particular, have been affected by high energy costs and decreases in sales and production. While the cost of credit has decreased, portfolio companies have been affected by the lack of availability of credit. In addition, the declines in market capitalization of technology companies may have the effect of reducing the availability of equity capital. The slowing economy and the lack of visibility regarding future months contributes to the current uncertainty regarding economic forecasts. These and other factors may have an adverse effect on the fair value of MACC's portfolio investments and the markets for corporate acquisitions and initial public offerings generally, and, as a result, may adversely affect the rate of growth, if any, in MACC's net asset value over the next twelve months. However, management does not anticipate that these factors will have a significant adverse effect on MACC's liquidity through the end of fiscal year 2001 because MACC's budget for the remainder of the current year does not project significant cash to be generated from sales of portfolio investments.

                               PORTFOLIO ACTIVITY

         During the nine months ended June 30, 2001, MACC invested $5,341,496 in twelve portfolio companies, consisting of $3,658,239 invested in three new portfolio companies and $1,683,257 invested in follow-on investments in nine existing portfolio companies. MACC's investment level objectives for fiscal year 2001 call for total new and follow-on investments of $13,000,000. The timing of new and follow-on portfolio investments is somewhat uncertain and given current economic conditions, MACC does not expect to meet its investment level objectives for the current fiscal year. However, management views investment level objectives for any given year as secondary in importance to MACC's overriding concern of investing in only those portfolio companies which satisfy MACC's investment criteria.

                        DETERMINATION OF NET ASSET VALUE

         The net asset value per share of MACC's outstanding common stock is determined quarterly, as soon as practicable after and as of the end of each calendar quarter, by dividing the value of total assets minus total liabilities by the total number of shares outstanding at the date as of which the determination is made.

         In calculating the value of total assets, securities that are traded in the over-the-counter market or on a stock exchange are valued in accordance with the current valuation policies of the Small Business Administration ("SBA"). Under SBA regulations, publicly traded equity securities are valued by taking the average of the close (or bid price in the case of over-the-counter equity securities) for the valuation date and the preceding two days. This policy differs from the Securities and Exchange Commission's guidelines which utilize only a one day price measurement. MACC's use of SBA valuation procedures did not result in a material variance as of June 30, 2001, from valuations using the Securities and Exchange Commission's guidelines.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         MACC is exposed to market risk from changes in market prices of publicly traded equity securities held in the MACC consolidated investment portfolio. At June 30, 2001, publicly traded equity securities in the MACC consolidated investment portfolio were recorded at a fair value of $418,165. In accordance with MACC's valuation policies and SBA regulations, the fair value of publicly traded equity securities is determined based upon the average of the closing prices (or bid price in the case of over-the-counter equity securities) for the valuation date and the preceding two days. The publicly traded equity securities in the MACC consolidated investment portfolio thus have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% adverse change in quoted market prices, and would amount to a decrease in the recorded value of such publicly traded equity securities of approximately $41,817. Actual results may differ.

         MACC is also exposed to market risk from changes in market interest rates that affect the fair value of MorAmerica Capital's debentures payable determined in accordance with Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value of MorAmerica Capital's outstanding debentures payable at June 30, 2001, was $21,159,000, with a cost of $20,485,000. Fair value of MorAmerica Capital's outstanding debentures payable is calculated by discounting cash flows through estimated maturity using the borrowing rate currently available to MorAmerica Capital for debt of similar original maturity. None of MorAmerica Capital's outstanding debentures payable are publicly traded. Market risk is estimated as the potential increase in fair value resulting from a hypothetical 0.5% decrease in interest rates. Actual results may differ.

                     -----------------------------------------------------
                                                                  2001
                     -----------------------------------------------------
                     Fair Value of Debentures Payable          $21,159,000

                     Amount Above Cost                            $674,000

                     Additional Market Risk                       $428,000
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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

         No exhibits are applicable.

         (b) Reports on Form 8-K

         MACC filed no reports on Form 8-K during the three months ended June 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MACC PRIVATE EQUITIES INC.


Date:    8/10/01                          By: /s/ David Schroder
---------------------                        -----------------------------------
                                             David Schroder, President


Date:    8/10/01                          By: /s/ Robert A. Comey
-------------------                          -----------------------------------
                                             Robert A. Comey, Treasurer