Form 10-K
period 2001-09-30
MACC PRIVATE EQUITIES INC
filed 2001-12-28
CIK 923808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of November 30, 2001, was approximately $7,909,637 based upon the average bid and asked price for shares of the registrant's common stock on that date. As of November 30, 2001, there were 2,329,255 shares of the registrant's common stock outstanding, of which approximately 1,307,378 shares were held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended September 30, 2001, are incorporated by reference into Parts II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 26, 2002, are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1.  BUSINESS.

     GENERAL

     MACC Private Equities Inc. (the "Corporation") was formed as a Delaware corporation on March 3, 1994. It is qualified as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").

     The Corporation has one direct wholly-owned subsidiary, MorAmerica Capital Corporation ("MorAmerica Capital"). As of September 30, 2001, MorAmerica Capital comprised approximately 99% of the Corporation's assets. MorAmerica Capital is an Iowa corporation incorporated in 1959 and which has been licensed as a small business investment company since that year. It has also elected treatment as a BDC under the 1940 Act.


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


     INVESTMENTS AND DIVESTITURES

     For the fiscal year ended September 30, 2001, the Corporation made total investments of $6,918,993 in 4 new portfolio companies and in follow-on investments in 11 existing portfolio companies. The Corporation's investment-level objectives on a consolidated basis call for new and follow-on investments of approximately $11,000,000 during fiscal year 2002.

     During fiscal year 2001, the Corporation recorded $3,168,350 in net realized gains.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There are no items to report.


     EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the names, ages and positions of the Corporation's Executive Officers as of December 15, 2001, as well as certain other information with respect to such persons:

                               Positions Currently Held           Principal Occupations
Name                  Age        with the Corporation          During the Past Five Years
----                  ---        --------------------          --------------------------
David R. Schroder     58       Director, President and         Director, President and Secretary
                               Secretary                       of the Investment Advisor;
                                                               MorAmerica Capital; InvestAmerica
                                                               Venture Group, Inc.; InvestAmerica
                                                               N.D. Management, Inc.; and
                                                               InvestAmerica N.D., L.L.C.

Robert A. Comey       55       Director, Executive Vice        Director, Executive Vice President
                               President and Treasurer         and Treasurer of MorAmerica
                                                               Capital, the Investment Advisor,
                                                               InvestAmerica Venture Group, Inc.;
                                                               InvestAmerica N.D. Management, Inc.
                                                               and InvestAmerica N.D., L.L.C.

Kevin F. Mullane      46       Senior Vice President           Senior Vice President of MorAmerica
                                                               Capital; Senior Vice President and
                                                               Director of the Investment Advisor;
                                                               InvestAmerica Venture Group, Inc.;
                                                               InvestAmerica N.D. Management,
                                                               Inc.; and InvestAmerica N.D., L.L.C.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information in response to this Item is incorporated by reference to the "Shareholder Information" section of the Corporation's Annual Report to Shareholders for the fiscal year ended September 30, 2001 (the "2001 Annual Report").


ITEM 6.  SELECTED FINANCIAL DATA.

     Information in response to this Item is incorporated by reference to the "Selected Financial Data" section of the 2001 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information in response to this Item is incorporated by reference to the "Management's Discussion and Analysis" section of the 2001 Annual Report.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information in response to this Item is incorporated by reference to the "Quantitative and Qualitative Disclosures About Market Risk" section of the 2001 Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information in response to this Item is incorporated by reference to the Consolidated Financial Statements, notes thereto and report therein contained in the 2001 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are no items to report.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the "Election of Directors" section and the subsection captioned "Section 16(a) Beneficial Ownership Reporting Compliance" of the Corporation's definitive proxy statement in connection with its 2002 Annual Meeting of Stockholders, scheduled to be held on February 26, 2002 (the "2002 Proxy Statement"). Information in response to this Item also is included under the caption "Executive Officers of the Registrant" in Part I of this Report.


ITEM 11. EXECUTIVE COMPENSATION.

     Information in response to this Item is incorporated by reference to the subsection captioned "Compensation of Directors and Executive Officers" of the 2002 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information in response to this Item is incorporated by reference to the subsection captioned "Stock Ownership of Certain Beneficial Owners" of the 2002 Proxy Statement.

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

     Management fees under the Investment Advisory Agreements on a consolidated basis amounted to $1,064,571 for fiscal year 2001. Incentive fees under the Investment Advisory Agreements on a consolidated basis amounted to $110 for fiscal year 2001.

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

               Name                          Offices
               ----                          -------

         David R. Schroder     Director, President and Secretary

         Robert A. Comey       Director, Executive Vice President, and
                               Treasurer

         Kevin F. Mullane      Director and Senior Vice President

     Under the Agreement dated May 13, 1996 (the "Agreement"), between the Corporation, Zions Bancorporation ("Zions") and Zions First National Bank (the "Bank"), as amended, Zions and the Bank are permitted to increase their collective ownership of the Corporation's common stock to up to 40% of the issued and outstanding shares. As of November 30, 2001, Zions and the Bank were the beneficial owners of approximately 802,641 shares of the Corporation's Common Stock, representing approximately 34.46% of the outstanding shares.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this Report:

     1.   A.   The following financial statements are incorporated by reference to the 2001 Annual Report.

               Consolidated Balance Sheet at September 30, 2001
               Consolidated Statement of Operations for the year ended
                    September 30, 2001
               Consolidated Statements of Changes in Net Assets for the years ended September 30, 2001 and September 30, 2000
               Consolidated Statement of Cash Flows for the year ended
                    September 30, 2001
               Notes to Consolidated Financial Statements
               Consolidated Schedule of Investments as of September 30, 2001 Notes to the Consolidated Schedule of Investments

          B. The Report of Independent Accountants with respect to the financial statements listed in A. above is incorporated by reference to the 2001 Annual Report.

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

          3.1*           Certificate of Incorporation of the Corporation.

          3.2**          By-Laws of the Corporation.

          4.             See Exhibits 3.1 and 3.2.

          10.1** Investment Advisory Agreement between the Corporation and InvestAmerica Investment Advisors, Inc., dated March 1, 1998.

          10.1.a. First Amendment to Investment Advisory Agreement between the Corporation and InvestAmerica Investment Advisors, Inc., dated February 22, 2000.

          10.1.b. Second Amendment to Investment Advisory Agreement between the Corporation and InvestAmerica Investment Advisors, Inc., dated February 27, 2001.

          10.2*** Investment Advisory Agreement between MorAmerica Capital Corporation and InvestAmerica Investment Advisors, Inc., dated March 1, 1999.

          10.2.a. First Amendment to Investment Advisory Agreement between MorAmerica Capital Corporation and InvestAmerica Investment Advisors, Inc., dated February 27, 2001.

          10.3.a.****    Agreement between the Corporation and Zions
                         Bancorporation, dated May 13, 1996.

          10.3.b.**      First Amendment to Agreement between the Corporation,
                         Zions Bancorporation and Zions First National Bank, dated April 29, 1998

          10.3.c.*****   Second Amendment to Agreement between the Corporation,
                         Zions Bancorporation and Zions First National Bank, dated February 27, 2001

          13             2001 Annual Report to Stockholders.

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

          **** Incorporated by reference to the Corporation's Current Report on Form 8-K, dated May 13, 1996, filed with the Commission on May 13, 1996.

          ***** Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 2001, as filed with the Commission on May 14, 2001.

(b)  Reports on Form 8-K.

     No Reports on Form 8-K were filed during the three months ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 28, 2001.




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

             Signature                              Date
             ---------                              ----

/s/ Paul M. Bass, Jr.                               December 28, 2001
----------------------------------           ------------------------
Paul M. Bass, Jr.
Chairman of the Board of Directors


/s/ David R. Schroder                               December 28, 2001
----------------------------------           ------------------------
David R. Schroder
Director, President and Secretary


/s/ Robert A. Comey                                 December 28, 2001
----------------------------------           ------------------------
Robert A. Comey
Director, Executive Vice President
and Treasurer


/s/ Henry T. Madden                                 December 28, 2001
----------------------------------           ------------------------
Henry T. Madden
Director


/s/ John D. Wolfe                                   December 28, 2001
----------------------------------           ------------------------
John D. Wolfe
Director


/s/ Michael W. Dunn                                 December 28, 2001
----------------------------------           ------------------------
Michael W. Dunn
Director


/s/ Gordon J. Roth                                  December 28, 2001
----------------------------------           ------------------------
Gordon J. Roth
Director


/s/ Todd J. Stevens                                 December 28, 2001
----------------------------------           ------------------------
Todd J. Stevens
Director

/s/ Jeri J. Harman                                  December 28, 2001
----------------------------------           ------------------------
Jeri J. Harman
Director