Form 10-Q
period 2001-12-31
MACC PRIVATE EQUITIES INC
filed 2002-02-14
CIK 923808

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 2001
                              --------------------------------------------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to____________

                         Commission file number 0-24412

                           MACC Private Equities Inc.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                                    42-1421406
-----------------------------------------------             --------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                              Identification No.)

           101 Second Street SE, Suite 800, Cedar Rapids, Iowa 52401
        -----------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

         At January 31, 2002, the registrant had issued and outstanding 2,329,255 shares of common stock.

                                      INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements                                         Page
                                                                            ----

               Condensed Consolidated Balance
               Sheets at December 31, 2001
               and September 30, 2001.....................................    3

               Condensed Consolidated Statements of
               Operations for the three months ended
               December 31, 2001 and December 31, 2000....................    4

               Condensed Consolidated Statements of
               Cash Flows for the three months ended
               December 31, 2001 and December 31, 2000....................    5

               Notes to Condensed Consolidated
               Financial Statements.......................................    6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results Of Operations...........    7

     Item 3.   Quantitative and Qualitative
               Disclosure About Market Risk...............................   11

Part II. OTHER INFORMATION................................................   12

     Item 6.   Exhibits and Reports on Form 8-K...........................   12

               Signatures.................................................   13

PART 1 -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                          December 31,      September 30,
                                                                              2001              2001
                                                                          ------------      -------------
Assets

Loans and investments in portfolio securities, at market or fair value:
     Unaffiliated companies (cost of $17,292,684 and $17,375,283)         $ 15,777,325      16,669,258
     Affiliated companies (cost of $20,237,472 and $22,002,764)             18,238,870      17,680,575
     Controlled companies (cost of $4,974,251 and $3,005,000)                5,592,251       3,623,000
Cash and money market accounts                                               1,602,221         795,594
Certificates of deposit                                                        800,626         686,859
Other assets, net                                                            2,049,835       1,940,672
                                                                          ------------      ----------

         Total assets                                                     $ 44,061,128      41,395,958
                                                                          ============      ==========

Liabilities and net assets

Liabilities:
     Debentures payable, net of discount                                  $ 23,974,099      20,972,463
     Incentive fees payable                                                    124,539         100,625
     Accrued interest                                                          498,954         119,662
     Accounts payable and other liabilities                                     49,455         160,237
                                                                          ------------      ----------

         Total liabilities                                                  24,647,047      21,352,987
                                                                          ------------      ----------

Net assets:
     Common stock, $.01 par value per share;
         authorized 4,000,000 shares;
         issued and outstanding 2,329,255 shares                                23,293          23,293
     Additional paid-in-capital                                             21,978,599      24,327,176
     Unrealized depreciation on investments                                 (2,587,811)     (4,307,498)
                                                                          ------------      ----------

         Total net assets                                                   19,414,081      20,042,971
                                                                          ------------      ----------

         Total liabilities and net assets                                 $ 44,061,128      41,395,958
                                                                          ============      ==========

Net assets per share                                                      $       8.33            8.60
                                                                          ============      ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                           MACC PRIVATE EQUITIES INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                       For the three     For the three
                                                       months ended       months ended
                                                        December 31,      December 31,
                                                           2001               2000
                                                       -------------     -------------
Investment income:
     Interest
        Unaffiliated companies                         $   218,505            238,560
        Affiliated companies                               213,530            214,507
        Controlled companies                                73,093             80,970
        Other                                               18,709             67,830
     Dividends
        Unaffiliated companies                              55,256             84,012
        Affiliated companies                                80,575            117,686
     Processing fees                                        29,260              3,864
     Other                                                  17,432              1,000
                                                       -----------        -----------

         Total income                                      706,360            808,429
                                                       -----------        -----------

Operating expenses:
   Interest                                                449,224            444,703
   Management fees                                         268,951            266,143
     Professional fees                                      42,409             25,105
     Other                                                  78,903             62,357
                                                       -----------        -----------

         Total operating expenses                          839,487            798,308
                                                       -----------        -----------

         Investment (expense) income, net                 (133,127)            10,121
                                                       -----------        -----------

Realized  and unrealized gain (loss) on investments:
     Net realized gain (loss) on investments
        Unaffiliated companies                              23,953          1,427,435
        Affiliated companies                            (2,239,403)               ---
     Net change in unrealized appreciation/
          depreciation on investments                    1,719,687         (3,416,178)
                                                       -----------        -----------

         Net loss on investments                          (495,763)        (1,988,743)
                                                       -----------        -----------

         Net change in net assets
              from operations                          $  (628,890)        (1,978,622)
                                                       ===========        ===========



See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                  For the three   For the three
                                                                                   months ended    months ended
                                                                                   December 31,    December 31,
                                                                                      2001             2000
                                                                                  -------------   -------------
Cash flows from operating activities:
     Decrease in net assets from operations                                        $  (628,890)    (1,978,622)
                                                                                   -----------     ----------

     Adjustments to reconcile decrease in net assets from operations to net cash provided by operating activities:
            Net realized and unrealized loss on investments                            495,763      1,988,743
            Change in accrued interest, incentive fees payable,
                     accounts payable and other liabilities                            268,511         84,927
            Other                                                                       98,795        (52,634)
                                                                                   -----------     ----------
                  Total adjustments                                                    863,069      2,021,036
                                                                                   -----------     ----------
                  Net cash provided by operating activities                            234,179         42,414
                                                                                   -----------     ----------
Cash flows from investing activities:
     Proceeds from disposition of and payments on
          loans and investments in portfolio securities                                130,466        894,601

     Purchases of loans and investments in
          portfolio securities                                                      (2,369,251)      (539,926)

     Purchases of short-term investments                                              (113,767)            --
                                                                                   -----------     ----------
                     Net cash (used in) provided by investing activities            (2,352,552)       354,675
                                                                                   -----------     ----------
Cash flows from financing activities:
     Proceeds from debt issuance, net of commitment fees                             2,925,000             --
                                                                                   -----------     ----------
     Net cash provided by financing activities                                       2,925,000             --
                                                                                   -----------     ----------
                    Net increase in cash and cash equivalents                          806,627        397,089

Cash and cash equivalents at beginning of period                                       795,594      4,167,187
                                                                                   -----------     ----------
Cash and cash equivalents at end of period                                         $ 1,602,221      4,564,276
                                                                                   ===========      =========
Supplemental disclosure of cash flow information -
     Cash paid during the period for interest                                      $    37,853        296,887
                                                                                   ===========      =========
Supplemental disclosure of noncash investing and financing
      information -
     Debt issuance costs financed with debentures payable                          $    75,000             --
     Assets received in exchange of securities                                          84,709      1,887,179
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

         The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and
Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto of MACC Private Equities Inc. and its Subsidiary as of and for the year ended September 30, 2001. The information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The results of the interim period reported are not necessarily indicative of results to be expected for the year. The balance sheet information as of September 30, 2001 has been derived from the audited balance sheet as of that date.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by MACC pursuant to the safe-harbor provisions of the 1995 Act, and are identified as including terms such as "may," "will," "should," "expects," "anticipates," "estimates," "plans," or similar language. In connection with these safe-harbor provisions, MACC has identified in its Annual Report to Shareholders for the fiscal year ended September 30, 2001, important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of MACC, including, without limitation, the high risk nature of MACC's portfolio investments, any failure to achieve annual investment level objectives, changes in prevailing market interest rates, and contractions in the markets for corporate acquisitions and initial public offerings. MACC further cautions that such factors are not exhaustive or exclusive. MACC does not undertake to update any forward-looking statement which may be made from time to time by or on behalf of MACC.

RESULTS OF OPERATIONS

         Three Months Ended December 31, 2001, Compared to Three Months Ended December 31, 2000

         MACC's investment income includes income from interest, dividends and fees. Net investment income/expense represents total investment income minus operating and interest expenses, net of applicable income taxes. The main objective of portfolio company investments is to achieve capital appreciation and realized gains in the portfolio. These are not included in net investment income/expense. However, another one of MACC's on-going goals is to achieve net investment income and increased earnings stability. In this regard, a significant proportion of new portfolio investments are structured so as to provide a current yield through interest or dividends. MACC also earns interest on short-term investments of cash.

         During the current year first quarter total investment income of $706,360 was approximately 13% lower than total investment income of $808,429 for the prior year first quarter. In the current year first quarter as compared to the prior year first quarter, interest income decreased $78,030, dividend income decreased $65,867, processing fees increased $25,396 and other income increased $16,432. The decrease in interest income is due to an increase in the number of investments which are on non-accrual of interest status, the decreased cash on hand held in interest earning investments and the lower interest rate earned on these investments. The receipt of dividend income is based primarily on the performance of the limited liability companies in MACC's portfolio and the timing of when these companies make distributions. In the current year first quarter dividends were received on four portfolio companies as compared to dividends received on six portfolio companies in the prior year first quarter. Processing fees increased due to one new portfolio company investment made in the current year first quarter in which MACC received processing fees at the closing compared to only one small follow-on portfolio investment in the prior year first quarter in which MACC received a processing fee at closing. The increase in other income is due to the receipt of advisory fees from one portfolio company and the reimbursement of legal fees expensed in the prior fiscal year.

         Total operating expenses for the first quarter of the current year total $839,487, an increase of approximately 5% as compared to total operating expenses for the prior year first quarter of $798,308. Interest expense increased to $449,224 due to additional borrowings of SBA-guaranteed debentures. Management fees increased to $268,951 in the current year first quarter as compared $266,143 in the prior year first quarter. Professional fees increased to $42,409 in the current year first quarter from $25,105 in the prior year first quarter. Other expenses increased to $78,903 from $62,357 in the current year first quarter as compared to the prior year first quarter mainly due to increased administrative expenses.

         For the current year first quarter, MACC recorded a net investment expense of $133,127 as compared to net investment income of $10,121 during the prior year first quarter.

         During the current year first quarter, MACC recorded net realized loss on investments of $2,215,450 as compared with net realized gain on investments of $1,427,435 during the prior year first quarter. The net realized loss is the net result of $34,550 of gains from two portfolio companies and a write-off of $2,250,000 from one portfolio company of which $2,249,999 was previously recorded as unrealized depreciation. MACC has several portfolio investment companies that are seeking to sell or buyout MACC's position, however, it is uncertain at this time whether any of these dispositions will occur or the prices at which such transactions may occur. Management does not attempt to maintain a comparable level of realized gains from year to year or quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities and investing in new portfolio investments.

         MACC recorded net change in unrealized appreciation/depreciation on investments of $1,719,687 during the current year first quarter, as compared to ($3,416,178) during the prior year period. The net change in unrealized appreciation/depreciation on investments of $1,719,687 is the net effect of increases in fair value of five portfolio companies totaling $547,630, decreases in fair value of three portfolio companies totaling $1,077,942 and the reversal of $2,249,999 of depreciation on the write-off of the investment in one portfolio company referenced above.

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

         MACC experienced a decrease of $628,890 in net assets during the first quarter of fiscal year 2002, the resulting net asset value per share was $8.33 as of December 31, 2001, as compared to $8.60 as of September 30, 2001. During the first quarter of the current year, MACC's operating results were adversely affected by challenging economic conditions. These economic factors have adversely impacted the operating performance and financial condition of a number of companies in MACC's investment portfolio. For example, several of MACC's portfolio companies are in the aerospace and travel industries, both of which have been adversely affected following the events of September 11. In addition, management believes that current economic conditions, coupled with market uncertainty regarding hostilities involving the United States, have resulted in a contraction in the availability of capital generally, and from senior lenders in particular. The contraction in the availability of senior credit was a primary factor involving one portfolio investment that experienced a decrease in fair value during the first quarter of fiscal year 2002. These challenging economic conditions have resulted in fewer projected liquidity events for MACC's investment portfolio during fiscal year 2002, and potentially lower prices generally on those liquidity events that are projected to occur during fiscal year 2002.


              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         To date, MACC has relied upon several sources to fund its investment activities, including MACC's cash equivalents and cash, and the Small Business Investment Company ("SBIC") capital program operated by the Small Business Administration (the "SBA").

         MACC, through its wholly-owned subsidiary, MorAmerica Capital, from time to time may seek to procure additional capital through the SBIC capital program to provide a portion of its future investment capital requirements. At present, it appears that there is availability of capital for the next five years through the SBIC capital program.

         As of December 31, 2001, MACC's cash totaled $1,602,221. MACC has a commitment for an additional $7,455,000 in SBA guaranteed debentures, which expires September 30, 2005. MACC believes that its existing cash, together with a $7,455,000 SBA commitment which expires September 30, 2005, additional commitments anticipated through the SBIC capital program and other anticipated cash flows, will provide adequate funds for MACC's anticipated cash requirements during the current fiscal year, including portfolio investment activities, interest payments on outstanding debentures payable and administrative expenses. MACC's investment objective has been revised to invest $8,500,000 in new and follow-on investments during the current fiscal year.

         Liquidity for the next several years will be impacted by principal payments on MACC's debentures payable. Debentures payable are composed of $23,985,000 in principal amount of SBA-guaranteed debentures issued by MACC's subsidiary, MorAmerica Capital, which mature as follows: $2,150,000 in 2003, $1,000,000 in 2007, $2,500,000 in 2009, $9,000,000 in 2010, $6,335,000 in 2011,
and $3,000,000 in 2012. It is anticipated MorAmerica Capital will be able to roll over these debenture with new ten year debentures when they mature. As indicated above, the total amount of MorAmerica Capital's commitment from the SBA is $7,455,000.

         During the current year first quarter, MACC adopted a stock repurchase program to repurchase up to $100,000 of common stock on the open market, depending on market conditions and other factors. The stock repurchase program will run through April 15, 2002, unless extended. To date, MACC has not repurchased any shares of stock due to the lack of consistent trading activity.

         MACC anticipates that it will rely primarily on the SBIC capital program and its cash flows from operations to fund its investment activities during fiscal year 2002. Although management believes these sources will provide sufficient funds for MACC to meet its revised fiscal 2002 investment level objective and other anticipated cash requirements, there can be no assurances that the SBIC capital program will continue to be available to MACC or that MACC's cash flows from operations will be as projected. If MACC's liquidity is materially adversely affected by any of these factors, MACC may be required to further reduce its investment level objectives for fiscal year 2002, which could adversely affect its cash flows from operations and ability to realize gains in future periods. Currently MACC has a $7,455,000 SBA commitment and plans to draw $3,000,000 of this commitment in 2002 to fund investment activities.


                               PORTFOLIO ACTIVITY

         During the three months ended December 31, 2001, MACC invested $2,369,251 in three portfolio companies, consisting of $1,463,000 invested in one new portfolio company and $906,251 invested in follow-on investments in two existing portfolio companies. MACC frequently co-invests with other funds managed by MACC's investment advisor and with funds affiliated with MACC's largest shareholder, Zions First National Bank. When it makes any co-investment with these related funds, MACC follows certain procedures consistent with orders of the Securities and Exchange Commission for related party co-investments to reduce or eliminate conflict of interest issues. Of the $2,369,251 invested during the three months ended December 31, 2001, $2,369,251 represented co-investments with funds managed by MACC's investment advisor and $400,000 represented co-investments with funds affiliated with Zions First National Bank. MACC's revised investment level objectives for fiscal year 2002 call for total new and follow-on investments of $8,500,000. The timing of new and follow-on portfolio investments is somewhat uncertain and given current economic conditions, MACC may not meet its investment level objectives for the current fiscal year. However, management views investment level objectives for any given year as secondary in importance to MACC's overriding concern of investing in only those portfolio companies which satisfy MACC's investment criteria.


                        DETERMINATION OF NET ASSET VALUE

         The net asset value per share of MACC's outstanding common stock is determined quarterly, as soon as practicable after and as of the end of each calendar quarter, by dividing the value of total assets minus total liabilities by the total number of shares outstanding at the date as of which the determination is made.

         In calculating the value of total assets, securities that are traded in the over-the-counter market or on a stock exchange are valued in accordance with the current valuation policies of the Small Business Administration ("SBA"). Under SBA regulations, publicly traded equity securities are valued by taking the average of the close (or bid price in the case of over-the-counter equity securities) for the valuation date and the preceding two days. This policy differs from the Securities and Exchange Commission's guidelines which utilize only a one day price measurement. MACC's use of SBA valuation procedures on three publicly traded portfolio companies did not result in a material variance of December 31, 2001, from valuations using the Securities and Exchange Commission's guidelines.

         All other investments are valued at fair value as determined in good faith by the Board of Directors. The Board of Directors has determined that all other investments will be valued initially at cost, but such valuation will be subject to quarterly adjustments and on such other periods as are justified by material portfolio company events if the Board of Directors determines in good faith that cost no longer represents fair value.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         MACC is exposed to market risk from changes in market prices of publicly traded equity securities held in the MACC consolidated investment portfolio. At December 31, 2001, publicly traded equity securities in the MACC consolidated investment portfolio were recorded at a fair value of $2,316,801. In accordance with MACC's valuation policies and SBA regulations, the fair value of publicly traded equity securities is determined based upon the average of the closing prices (or bid price in the case of over-the-counter equity securities) for the valuation date and the preceding two days. The publicly traded equity securities in the MACC consolidated investment portfolio thus have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% adverse change in quoted market prices, and would amount to a decrease in the recorded value of such publicly traded equity securities of approximately $231,680. Actual results may differ.

         MACC is also exposed to market risk from changes in market interest rates that affect the fair value of MorAmerica Capital's debentures payable determined in accordance with Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value of MorAmerica Capital's outstanding debentures payable at December 31, 2001, was $25,016,000, with a cost of $23,985,000. Fair value of MorAmerica Capital's outstanding debentures payable is calculated by discounting cash flows through estimated maturity using the borrowing rate currently available to MorAmerica Capital for debt of similar original maturity. None of MorAmerica Capital's outstanding debentures payable are publicly traded. Market risk is estimated as the potential increase in fair value resulting from a hypothetical 0.5% decrease in interest rates. Actual results may differ.

                      -----------------------------------------------------

                                                                    2002
                      -----------------------------------------------------

                      Fair Value of Debentures Payable          $25,016,000

                      Amount Above Cost                         $ 1,031,000

                      Additional Market Risk                    $   601,000
                      -----------------------------------------------------

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

         No exhibits are applicable.

         (b)  Reports on Form 8-K

         MACC filed a current report on Form 8-K on October 24, 2001 disclosing under Item 5 the adoption of its common stock repurchase program.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MACC PRIVATE EQUITIES INC.


Date:  2/13/02                            By:    /s/ David Schroder
     ---------------------                    ----------------------------------
                                              David Schroder, President


Date:  2/13/02                            By:   /s/ Robert A. Comey
     ---------------------                    ----------------------------------
                                              Robert A. Comey, Treasurer