Form 10-Q
period 2002-03-31
MACC PRIVATE EQUITIES INC
filed 2002-05-14
CIK 923808

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2002
                              --------------------------------------------------

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to____________

                         Commission file number 0-24412
                                                ---------

                           MACC Private Equities Inc.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                             42-1421406
--------------------------------------------               ---------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
            or organization)                                 Identification No.)

           101 Second Street SE, Suite 800, Cedar Rapids, Iowa 52401
        ----------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

         At April 30, 2002, the registrant had issued and outstanding 2,329,255 shares of common stock.

                                     INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements                                                       Page
                                                                                             ----
                  Condensed Consolidated Balance
                  Sheets at March 31, 2002
                  and September 30, 2001..................................................     3

                  Condensed Consolidated Statements of Operations for the three months ended March 31, 2002, and March 31, 2001, and the six months ended
                  March 31, 2002 and March 31, 2001........................................    4

                  Condensed Consolidated Statements of
                  Cash Flows for the six months ended
                  March 31, 2002 and March 31, 2001........................................    5

                  Notes to Condensed Consolidated
                  Financial Statements.....................................................    6

     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results Of Operations.........................    8

     Item 3.      Quantitative and Qualitative

                  Disclosure About Market Risk.............................................   13

PART II. OTHER INFORMATION.................................................................   14

     Item 4.      Submission of Matters to a
                  Vote of Security Holders.................................................   14

     Item 6.      Exhibits and Reports on Form 8-K.........................................   15

                  Signatures...............................................................   16

PART 1 -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                   March 31,       September 30,
                                                                                     2002               2001
                                                                                 ------------      --------------
Assets

Loans and investments in portfolio securities, at market or fair value:
     Unaffiliated companies (cost of $19,102,153 and $17,375,283)                $ 17,387,220      16,669,258
     Affiliated companies (cost of $19,391,856 and $22,002,764)                    17,815,119      17,680,575
     Controlled companies (cost of $5,053,001 and $3,005,000)                       5,493,001       3,623,000
Cash and money market accounts                                                      2,902,164         795,594
Certificates of deposit                                                               435,303         686,859
Other assets, net                                                                   1,753,132       1,940,672
                                                                                 ------------      ----------
         Total assets                                                            $ 45,785,939      41,395,958
                                                                                 ============      ==========

Liabilities and net assets

Liabilities:
     Debentures payable, net of discount                                         $ 26,975,734      20,972,463
     Incentive fees payable                                                            64,085         100,625
     Accrued interest                                                                 155,306         119,662
     Accounts payable and other liabilities                                            59,861         160,237
                                                                                 ------------      ----------
         Total liabilities                                                         27,254,986      21,352,987
                                                                                 ------------      ----------

Net assets:
     Common stock, $.01 par value per share;
         authorized 4,000,000 shares;
         issued and outstanding 2,329,255 shares                                       23,293          23,293
     Additional paid-in-capital                                                    21,359,330      24,327,176
     Unrealized depreciation on investments                                        (2,851,670)     (4,307,498)
                                                                                 ------------      ----------
         Total net assets                                                          18,530,953      20,042,971
                                                                                 ------------      ----------
         Total liabilities and net assets                                        $ 45,785,939      41,395,958
                                                                                 ============      ==========

Net assets per share                                                             $       7.96            8.60
                                                                                 ============            ====


See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      For the three     For the three     For the six       For the six
                                                     months ended      months ended      months ended      months ended
                                                        March 31,         March 31,         March 31,         March 31,
                                                          2002              2001              2002              2001
                                                       ----------       ------------   --------------     -------------
Investment income:
     Interest
        Unaffiliated companies                         $  128,353           248,815         346,858              487,375
        Affiliated companies                              217,116           195,545         430,646              410,052
        Controlled companies                               77,112            80,188         150,205              161,158
        Other                                              77,529            60,564          96,238              128,394
     Dividends
        Unaffiliated companies                             63,477              --           118,733               84,013
        Affiliated companies                               58,572            63,535         139,147              181,220
        Controlled companies                                7,004           110,611           7,004              110,611
     Processing fees                                       30,331            35,051          59,591               38,915
     Other                                                 33,889              --            51,321                1,000
                                                       ----------        ----------      ----------           ----------
         Total income                                     693,383           794,309       1,399,743            1,602,738
                                                       ----------        ----------      ----------           ----------

Operating expenses:
   Interest                                               464,404           449,967         913,628              894,670
   Management fees                                        278,772           266,143         547,723              532,286
     Professional fees                                     36,009            29,913          78,418               55,018
     Other                                                129,832           107,753         208,735              170,110
                                                       ----------        ----------      ----------           ----------
         Total operating expenses                         909,017           853,776       1,748,504            1,652,084
                                                       ----------        ----------      ----------           ----------

         Investment expense, net before tax expense      (215,634)          (59,467)       (348,761)             (49,346)
Income tax expense                                           --             (70,000)           --                (70,000)
                                                       ----------        ----------      ----------           ----------
         Investment expense, net                         (215,634)         (129,467)       (348,761)            (119,346)
                                                       ----------        ----------      ----------           ----------

Realized  and unrealized gain (loss) on investments:
     Net realized gain (loss) on investments
        Unaffiliated companies                            313,450         2,881,547         337,403            4,308,982
        Affiliated companies                             (717,085)       (1,225,015)     (2,956,488)          (1,225,015)
     Net change in unrealized appreciation/
          depreciation on investments                    (263,859)       (2,075,413)      1,455,828           (5,491,591)
                                                       ----------        ----------      ----------           ----------

         Net loss on investments before
           income tax expense                            (667,494)         (418,881)     (1,163,257)          (2,407,624)

Income tax expense                                           --            (680,000)           --               (680,000)
                                                       ----------        ----------      ----------           ----------
         Net loss on investments                         (667,494)       (1,098,881)     (1,163,257)          (3,087,624)
                                                       ----------        ----------      ----------           ----------

         Net change in net assets
              from operations                          $ (881,128)       (1,228,348)     (1,512,018)          (3,206,970)
                                                       ==========        ==========      ==========           ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  For the six      For the six
                                                                                  months ended     months ended
                                                                                    March 31,        March 31,
                                                                                      2002             2001
                                                                                  ------------     ------------
Cash flows from operating activities:
     Decrease in net assets from operations                                        $(1,512,018)    (3,206,970)
                                                                                   -----------     ----------

     Adjustments to reconcile decrease in net assets from operations to net cash used in operating activities:
            Net realized and unrealized loss on investments                          1,163,257      3,087,624
            Change in accrued interest, incentive fees payable,
                accounts payable and other liabilities                                (101,272)        96,047
            Other                                                                       30,169       (116,608)
                                                                                   -----------     ----------
                  Total adjustments                                                  1,092,154      3,067,063
                                                                                   -----------     ----------
                  Net cash used in operating activities                               (419,864)      (139,907)
                                                                                   -----------     ----------
Cash flows from investing activities:
     Proceeds from disposition of and payments on
          loans and investments in portfolio securities                              2,536,364      4,542,906
     Purchases of loans and investments in
          portfolio securities                                                      (5,835,752)    (3,068,542)
     Proceeds from disposition of short-term investments                                92,500           --
     Purchases of short-term investments                                              (116,678)      (740,875)
                                                                                   -----------     ----------

                      Net cash (used in) provided by investing activities           (3,323,566)       733,489
                                                                                   -----------     ----------

Cash flows from financing activities:
     Proceeds from debt issuance, net of commitment fees                             5,850,000           --
     Payments for fractional shares in connection with stock split                        --           (9,498)
     Payments for commitment fees                                                         --         (100,000)
                                                                                   -----------     ----------

                      Net cash provided by (used in) financing activities            5,850,000       (109,498)
                                                                                   -----------     ----------

                      Net increase in cash and cash equivalents                      2,106,570        484,084

Cash and cash equivalents at beginning of period                                       795,594      4,167,187
                                                                                   -----------     ----------
Cash and cash equivalents at end of period                                         $ 2,902,164      4,651,271
                                                                                   ===========      =========

Supplemental disclosure of cash flow information -
     Cash paid during the period for interest                                      $   812,787        792,640
                                                                                   ===========      =========

Supplemental disclosure of noncash investing and financing
      information -
      Debt issuance costs financed with debentures payable                         $   150,000           --
     Assets received in exchange of securities                                         115,805      2,141,464
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

(2)      Critical Accounting Policy

         Investments in securities traded on a national securities exchange (or reported on the NASDAQ national market) are stated at the average of the bid price on the three final trading days of the valuation period. Restricted and other securities for which quotations are not readily available are valued at fair value as determined by the Board of Directors. Among the factors considered in determining the fair value of investments are the cost of the investment; developments, including recent financing transactions, since the acquisition of the investment; financial condition and operating results of the investee; the long-term potential of the business of the investee; and other factors generally pertinent to the valuation of investments. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

         Realization of the carrying value of investments is subject to future developments. Investment transactions are recorded on the trade date and identified cost is used to determine realized gains and losses. Under the provisions of SOP 90-7, the fair value of loans and investments in portfolio securities on February 15, 1995, the fresh-start date, is considered the cost basis for financial statement purposes.

(3)      Loss Contingency

         MACC has received a notice from a company (Buyer) seeking indemnification under a Stock Purchase Agreement (the Stock Purchase Agreement) pursuant to which MACC and certain other individuals and institutional investors (the Sellers) sold their interest in a former portfolio company investment (Portfolio Company). Under the Stock Purchase Agreement, the Sellers agreed to indemnify Buyer for breaches of representations and warranties as to Portfolio Company made by the Sellers. In its notice of indemnification, Buyer claims that accounting irregularities at Portfolio Company resulted in a breach of the Sellers' representations and warranties. MACC and the Sellers have retained counsel and forensic accountants and are engaged with Buyer in an informal process of evaluating the strength of the Buyer's claim as well as all available defenses. If this informal process does not result in a settlement, it is likely that the indemnification claim will be subject to an arbitration proceeding, in accordance with the terms of the Stock Purchase Agreement. While Equities believes that it is reasonably possible that a loss may have been incurred as a result of the indemnification claim, as of March 31, 2002 the amount of the possible loss, and therefore its materiality to the financial statements, cannot be estimated.


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

RESULTS OF OPERATIONS

         Second Quarter and Six Months Ended March 31, 2002, Compared to Second Quarter and Six Months Ended March 31, 2001

         MACC's investment income includes income from interest, dividends and fees. Net investment expense represents total investment income minus operating and interest expenses, net of applicable income taxes. The main objective of portfolio company investments is to achieve capital appreciation and realized gains in the portfolio. These are not included in net investment expense. However, another one of MACC's on-going goals is to achieve net investment income and increased earnings stability. In this regard, a significant proportion of new portfolio investments are structured so as to provide a current yield through interest or dividends. MACC also earns interest on short-term investments of cash.

         During the current year second quarter total investment income of $693,383 was approximately 13% lower than total investment income of $794,309 for the prior year second quarter. In the current year second quarter as compared to the prior year second quarter, interest income decreased $85,002, dividend income decreased $45,093, processing fees decreased $4,720 and other income increased $33,889. The decrease in interest income is due to five investments which are on non-accrual of interest status in the current year second quarter as compared to three investments in the prior year second quarter and also the lower interest rate earned on cash on hand held in interest earning investments. The receipt of dividend income is based primarily on the performance of the limited liability companies in MACC's portfolio and the timing of when these companies make distributions. In the current year second quarter and in the prior year second quarter dividends were received by MACC on four portfolio companies. Processing fees decreased due to only one follow-on portfolio company investment in the current year second quarter in which MACC received processing fees at the closing and a processing fee received on the restructuring of an existing portfolio company compared to one new portfolio investment and two follow-on portfolio investments in the prior year second quarter in which MACC received a processing fee at closing. The increase in other income is due to the receipt of advisory fees from one portfolio company and the increase in valuation of a receivable.

         During the current year six-month period, total income of $1,399,743 was a decrease of $202,995, or 13%, over total income of $1,602,738 in the prior year six-month period. For the current year six-month period as compared to the prior year six-month period, interest income decreased to $1,023,947 from $1,186,979, dividend income decreased to $264,884 from $375,844, processing fee income increased to $59,591 from $38,915 and other income increased to $51,321 from $1,000. The decrease in interest income is due to the reasons stated above for the current year second quarter. In the current year six-month period, dividend income decreased because dividends were received on five portfolio companies as compared to dividends received on eight portfolio companies in the prior year six-month period. Processing fees increased due to one new portfolio company investment made in the current year, a restructuring of an existing portfolio company investment and a follow-on investment in which MACC received processing fees at the closing compared to one new portfolio company investment and three smaller follow-on portfolio investments made in the prior year six-month period in which MACC received a processing fee at closing. Other income increased due to the receipt of advisory fees from one portfolio company, reimbursement of legal fees expensed in the prior fiscal year and the increase in valuation of a receivable.

         Total operating expenses for the second quarter of the current year were $909,017, an increase of approximately 6%, as compared to total operating expenses for the prior year second quarter of $853,776. Interest expense increased to $464,404 in the current year second quarter as compared to $449,967 in the prior year second quarter due to $6,645,000 of additional borrowings of SBA-guaranteed debentures since the end of the prior year second quarter. Management fees increased to $278,772 in the current year second quarter as compared to $266,143 in the prior year second quarter. Professional fees increased to $36,009 in the current year second quarter from $29,913 in the prior year second quarter. Professional fees are expected to be higher for at least the next three months as a result of the item identified in Note 3 to the Unaudited Condensed Consolidated Financial Statements. Other expenses increased to $129,832 from $107,753 in the current year second quarter as compared to the prior year second quarter mainly due to the increase in stock market listing fees and the timing of payments for administrative expenses.

         For the current year second quarter and six-month period, MACC recorded a net investment expense of $215,634 and $348,761, respectively, as compared to net investment expense of $129,467 and $119,346 during the prior year second quarter and six-month period, respectively.

         During the current year second quarter and six-month period, MACC recorded net realized loss on investments of $403,635 and $2,619,085, respectively, as compared with net realized gain on investments of $1,656,532 and $3,083,967 during the prior year second quarter and six-month period, respectively. In the current year second quarter, MACC realized a gain of $851,308 in two portfolio companies investments and realized a loss of $1,254,943 from the write-off of one portfolio company of which $1,254,902 was previously recorded as unrealized depreciation. Management does not attempt to maintain a comparable level of realized gains from year to year or quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities and investing in new portfolio investments.

         MACC recorded net change in unrealized appreciation/depreciation on investments of ($263,859) during the current year second quarter, as compared to ($2,075,413) during the prior year period. This net change in unrealized appreciation/depreciation on investments of ($263,859) is the net effect of increases in fair value of seven portfolio companies totaling $803,078, decreases in fair value of six portfolio companies totaling $1,475,689, the reversal of appreciation of $538,000 in one portfolio investment in which the portfolio company was a part of a recapitalization resulting in a realized gain, the reversal of appreciation of $308,150 in one portfolio investment in which an outstanding cash escrow was received, and the reversal of $1,254,902 of depreciation on the write-off of the investment in one portfolio company referenced above. For the current year six-month period the net change in unrealized appreciation/depreciation on investments was $1,455,828, as compared to ($5,491,591) during the prior year six-month period. The current year six-month net change in unrealized appreciation/depreciation on investments of $1,455,828 is the net effect of increases of fair value of nine portfolio companies totaling $1,094,952, decreases in fair value of five portfolio companies totaling $2,503,309, the reversal of appreciation of $538,000 in one portfolio investment in which the portfolio company was a part of a recapitalization resulting in a realized gain, the reversal of appreciation of $102,716 in one portfolio investment in which an outstanding cash escrow was received, and the reversal of $3,504,901 of depreciation on the write-off of the investment in two portfolio companies.

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

         MACC experienced a decrease of $1,512,018 in net assets at the end of the second quarter of fiscal year 2002, and the resulting net asset value per share was $7.96 as of March 31, 2002, as compared to $8.60 as of September 30, 2001. Through the second quarter of fiscal year 2002, MACC's operating results have been adversely affected by challenging economic conditions. These economic factors have adversely impacted the operating performance and financial condition of a number of companies in MACC's investment portfolio. For example, three of MACC's portfolio companies are in the aerospace and travel industries, both of which have been adversely affected following the events of September 11. In addition, management believes that recent economic conditions, coupled with market uncertainty regarding hostilities involving the United States, have resulted in a contraction in the availability of capital generally, and from senior lenders in particular. However, management is encouraged by the performance of the portfolio as a whole and the improvement in the US economy in the first quarter of calendar year 2002. Several companies in the portfolio could be sold or could repurchase MACC's position in 2002 and an improved economy may increase these liquidity opportunities. It is uncertain, however, when any of these dispositions may occur or the prices at which these transactions may occur.

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

         As of March 31, 2002, MACC's cash totaled $2,902,164. MACC has a commitment for an additional $4,455,000 in SBA guaranteed debentures, which expires September 30, 2005 and has submitted an application for an additional $6,500,000 in SBA guaranteed debentures. MACC believes that its existing cash, together with the $4,455,000 SBA commitment which expires September 30, 2005, additional commitments anticipated through the SBIC capital program and other anticipated cash flows, will provide adequate funds for MACC's anticipated cash requirements during the current fiscal year, including portfolio investment activities, interest payments on outstanding debentures payable and administrative expenses. MACC's investment objective has been revised to invest $8,500,000 in new and follow-on investments during the current fiscal year.

         Liquidity for the next several years will be impacted by principal payments on MACC's debentures payable. Debentures payable are composed of $26,985,000 in principal amount of SBA-guaranteed debentures issued by MACC's subsidiary, MorAmerica Capital, which mature as follows: $2,150,000 in 2003, $1,000,000 in 2007, $2,500,000 in 2009, $9,000,000 in 2010, $6,335,000 in 2011,
and $6,000,000 in 2012. It is anticipated MorAmerica Capital will be able to roll over these debenture with new ten year debentures when they mature.

         During the current year second quarter, MACC has not repurchased any shares of stock through the stock repurchase program which was implemented in the current year first quarter. MACC has not repurchased any shares of stock due to the lack of consistent trading activity. The stock repurchase program will run through April 15, 2002 and will not be extended.

         MACC anticipates that it will rely primarily on the SBIC capital program and its cash flows from operations to fund its investment activities and other cash requirements during fiscal year 2002. Although management believes these sources will provide sufficient funds for MACC to meet its revised fiscal 2002 investment level objective and other anticipated cash requirements, there can be no assurances that the SBIC capital program will continue to be available to MACC or that MACC's cash flows from operations will be as projected. MACC's cash flow could also be reduced by the contingent liabilities discussed in Note 3 to the Unaudited Condensed Consolidated Financial Statements. MACC intends to draw $1,000,000 of its existing $4,445,000 SBA commitment to fund its investment activities during the second half of fiscal year 2002.

                               PORTFOLIO ACTIVITY

         During the six months ended March 31, 2002, MACC invested $5,835,752 in eight portfolio companies, consisting of $4,714,251 invested in five new portfolio companies and $1,121,501 invested in follow-on investments in three existing portfolio companies. MACC frequently co-invests with other funds managed by MACC's investment advisor and with funds affiliated with MACC's largest shareholder, Zions First National Bank. When it makes any co-investment with these related funds, MACC follows certain procedures consistent with orders of the Securities and Exchange Commission for related party co-investments to reduce or eliminate conflict of interest issues. Of the $5,946,264 invested during the six months ended March 31, 2002, $4,451,750 represented co-investments with funds managed by MACC's investment advisor and $400,000 represented co-investments with funds affiliated with Zions First National Bank. MACC's revised investment level objectives for fiscal year 2002 call for total new and follow-on investments of $8,500,000. The timing of new and follow-on portfolio investments is somewhat uncertain and given current economic conditions, MACC may not meet its investment level objectives for the current fiscal year. However, management views investment level objectives for any given year as secondary in importance to MACC's overriding concern of investing in only those portfolio companies which satisfy MACC's investment criteria.


                           CRITICAL ACCOUNTING POLICY

         Investments in securities traded on a national securities exchange (or reported on the NASDAQ national market) are stated at the average of the bid price on the three final trading days of the valuation period. Restricted and other securities for which quotations are not readily available are valued at fair value as determined by the Board of Directors. Among the factors considered in determining the fair value of investments are the cost of the investment; developments, including recent financing transactions, since the acquisition of the investment; financial condition and operating results of the investee; the long-term potential of the business of the investee; and other factors generally pertinent to the valuation of investments. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

         Realization of the carrying value of investments is subject to future developments. Investment transactions are recorded on the trade date and identified cost is used to determine realized gains and losses. Under the provisions of SOP 90-7, the fair value of loans and investments in portfolio securities on February 15, 1995, the fresh-start date, is considered the cost basis for financial statement purposes.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         MACC is exposed to market risk from changes in market prices of publicly traded equity securities held in the MACC consolidated investment portfolio. At March 31, 2002, publicly traded equity securities in the MACC consolidated investment portfolio were recorded at a fair value of $2,450,406. In accordance with MACC's valuation policies and SBA regulations, the fair value of publicly traded equity securities is determined based upon the average of the closing prices (or bid price in the case of over-the-counter equity securities) for the valuation date and the preceding two days. The publicly traded equity securities in the MACC consolidated investment portfolio thus have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% adverse change in quoted market prices, and would amount to a decrease in the recorded value of such publicly traded equity securities of approximately $245,041. Actual results may differ.

         MACC is also exposed to market risk from changes in market interest rates that affect the fair value of MorAmerica Capital's debentures payable determined in accordance with Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value of MorAmerica Capital's outstanding debentures payable at March 31, 2002, was $27,650,000, with a cost of $26,985,000. Fair value of MorAmerica Capital's outstanding debentures payable is calculated by discounting cash flows through estimated maturity using the borrowing rate currently available to MorAmerica Capital for debt of similar original maturity. None of MorAmerica Capital's outstanding debentures payable are publicly traded. Market risk is estimated as the potential increase in fair value resulting from a hypothetical 0.5% decrease in interest rates. Actual results may differ.

              -----------------------------------------------------
                                                          March 31,
                                                           2002
              -----------------------------------------------------

              Fair Value of Debentures Payable          $27,650,000

              Amount Above Cost                            $665,000

              Additional Market Risk                    $   777,000
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 26, 2002, MACC's 2002 Annual Meeting of Shareholders (the "Meeting") was held in Cedar Rapids, Iowa. A quorum of 1,744,798 shares, or approximately 74.91% of issued and outstanding shares as of December 31, 2001, were represented in person or by proxy at the Meeting. The shareholders considered two proposals at the Meeting.

         With respect to the first proposal, the shareholders elected three directors to serve until 2005 Annual Meeting of Shareholders or until their respective successors shall be elected and qualified. These directors and the votes cast in favor of and withheld with respect to each are as follows:

         Director                   For                       Withheld
         --------                   ---                       --------

         Paul M. Bass, Jr.          1,726,981                 17,817

         David R Schroder           1,729,850                 14,948

         Robert A. Comey            1,729,708                 15,090

         The term of office of each of the following directors of MACC continued beyond the date of the Meeting: Michael W. Dunn; Jeri J. Harman; Henry T. Madden; Gordon J Roth; Todd J. Stevens; and John D. Wolfe.

         With regard to the second proposal, the shareholders voted to ratify the appointment of KPMG LLP as independent auditors for MACC for Fiscal year 2002 by a vote of 1,714,209 in favor of ratification and 4,313 against ratification, with 26,276 shares abstaining.

ITEM 5.  OTHER INFORMATION

         There are no items to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

         No exhibits are applicable.

         (b) Reports on Form 8-K

         MACC filed no current reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MACC PRIVATE EQUITIES INC.


Date:       5/13/02                         By:  /s/ David Schroder
     -------------------                        --------------------------------
                                                David Schroder, President




Date:       5/13/02                         By:  /s/ Robert A. Comey
     -------------------                        --------------------------------
                                                Robert A. Comey, Treasurer