Form 10-Q
period 2002-06-30
MACC PRIVATE EQUITIES INC
filed 2002-08-14
CIK 923808

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2002
                              ------------------------------

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ____________ to____________

                         Commission file number 0-24412

                           MACC Private Equities Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             42-1421406
----------------------------------                         -------------------
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

         At July 31, 2002, the registrant had issued and outstanding 2,329,255 shares of common stock.

                                      INDEX

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements                                             Page
                                                                            ----


           Condensed Consolidated Balance Sheets at June 30, 2002
           and September 30, 2001..........................................   3

           Condensed Consolidated Statements of Operations for the three months ended June 30, 2002, and June 30, 2001, and the nine
           months ended June 30, 2002 and June 30, 2001....................   4

           Condensed Consolidated Statements of Cash Flows for the nine
           months ended June 30, 2002 and June 30, 2001....................   5

           Notes to Condensed Consolidated Financial Statements............   6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results Of Operations.......................................   8

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk.......  14

PART II.   OTHER INFORMATION...............................................  16

  Item 1.  Legal Proceedings...............................................  16

  Item 6.  Exhibits and Reports on Form 8-K................................  16

           Signatures......................................................  17

PART 1 -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                            June 30,      September 30,
                                                                              2002            2001
                                                                          ------------    ------------
Assets

Loans and investments in portfolio securities, at market or fair value:
     Unaffiliated companies (cost of $16,902,728 and $17,375,283)         $ 17,492,885      16,669,258
     Affiliated companies (cost of $20,169,273 and $22,002,764)             18,979,377      17,680,575
     Controlled companies (cost of $5,053,001 and $3,005,000)                5,380,501       3,623,000
Cash and money market accounts                                               2,662,328         795,594
Certificates of deposit                                                        437,176         686,859
Other assets, net                                                            1,695,194       1,940,672
                                                                          ------------      ----------

         Total assets                                                     $ 46,647,461      41,395,958
                                                                          ============      ==========

Liabilities and net assets

Liabilities:
     Debentures payable, net of discount                                  $ 26,977,369      20,972,463
     Incentive fees payable                                                     57,585         100,625
     Accrued interest                                                          627,203         119,662
     Accounts payable and other liabilities                                     60,662         160,237
                                                                          ------------      ----------

         Total liabilities                                                  27,722,819      21,352,987
                                                                          ------------      ----------

Net assets:
     Common stock, $.01 par value per share;
         authorized 4,000,000 shares;
         issued and outstanding 2,329,255 shares                                23,293          23,293
     Additional paid-in-capital                                             19,173,588      24,327,176
     Unrealized depreciation on investments                                   (272,239)     (4,307,498)
                                                                          ------------      ----------

         Total net assets                                                   18,924,642      20,042,971
                                                                          ------------      ----------

         Total liabilities and net assets                                 $ 46,647,461      41,395,958
                                                                          ============      ==========

Net assets per share                                                      $       8.12            8.60
                                                                          ============      ==========



See accompanying notes to unaudited condensed consolidated financial statements.

                           MACC PRIVATE EQUITIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        For the three     For the three    For the nine     For the nine
                                                        months ended      months ended     months ended     months ended
                                                          June 30,          June 30,         June 30,         June 30,
                                                            2002              2001             2002            2001
                                                        ------------      ------------     ------------     ------------
Investment income:
     Interest
        Unaffiliated companies                         $   208,187           247,159           555,045         734,534
        Affiliated companies                               233,071           213,291           663,717         623,343
        Controlled companies                                77,502            80,786           227,707         241,944
        Other                                               22,326            60,511           118,564         188,905
     Dividends
        Unaffiliated companies                              67,032            38,525           185,765         122,538
        Affiliated companies                               145,364            36,191           284,511         217,411
        Controlled companies                                 7,700           125,532            14,704         236,143
     Processing fees                                        19,213            37,639            78,804          76,554
     Other                                                  44,019            40,591            95,340          41,591
                                                       -----------           -------        ----------      ----------
         Total income                                      824,414           880,225         2,224,157       2,482,963
                                                       -----------           -------        ----------      ----------

Operating expenses:
   Interest                                                543,913           433,965         1,457,541       1,328,635
   Management fees                                         285,914           266,143           833,637         798,429
     Professional fees                                      96,884            36,188           175,302          91,206
     Other                                                  48,203            97,784           256,938         267,894
                                                       -----------           -------        ----------      ----------

         Total operating expenses                          974,914           834,080         2,723,418       2,486,164
                                                       -----------           -------        ----------      ----------

         Investment (expense) income,
           net before tax expense                         (150,500)           46,145          (499,261)         (3,201)

Income tax expense                                         (60,000)             --             (60,000)        (70,000)
                                                       -----------           -------        ----------      ----------

         Investment (expense) income, net                 (210,500)           46,145          (559,261)        (73,201)
                                                       -----------           -------        ----------      ----------

Realized  and unrealized gain (loss) on investments:
     Net realized (loss) gain on investments
        Unaffiliated companies                          (1,975,242)            6,430        (1,637,839)      4,315,412
        Affiliated companies                                  --                --          (2,956,488)     (1,225,015)
     Net change in unrealized appreciation/
          depreciation on investments                    2,579,431           (47,991)        4,035,259      (5,539,582)
                                                       -----------           -------        ----------      ----------
         Net gain (loss) on investments before
           income tax expense                              604,189           (41,561)         (559,068)     (2,449,185)

Income tax expense                                            --                --                --          (680,000)
                                                       -----------           -------        ----------      ----------

         Net gain (loss) on investments                    604,189           (41,561)         (559,068)     (3,129,185)
                                                       -----------           -------        ----------      ----------

         Net change in net assets
           from operations                             $   393,689             4,584        (1,118,329)     (3,202,386)
                                                       ===========           =======        ==========      ==========



See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 For the nine     For the nine
                                                                                 months ended     months ended
                                                                                    June 30,        June 30,
                                                                                      2002            2001
                                                                                   -----------    ------------
Cash flows from operating activities:
     Decrease in net assets from operations                                        $(1,118,329)    (3,202,386)
                                                                                   -----------     ----------

     Adjustments to reconcile decrease in net assets from operations to net cash used in operating activities:
            Net realized and unrealized loss on investments                            559,068      3,129,185
            Net realized gain on other assets                                          (48,837)          --
            Change in accrued interest, incentive fees payable,
                  accounts payable and other liabilities                               364,926        117,706
            Other                                                                      (10,860)      (237,378)
                                                                                   -----------     ----------

                Total adjustments                                                      864,297      3,009,513
                                                                                   -----------     ----------

                  Net cash used in operating activities                               (254,032)      (192,873)
                                                                                   -----------     ----------

Cash flows from investing activities:
     Proceeds from disposition of and payments on
          loans and investments in portfolio securities                              2,903,000      4,578,882
     Purchases of loans and investments in
          portfolio securities                                                      (6,606,183)    (5,536,501)
     Proceeds from disposition of short-term investments                                92,500        740,875
     Purchases of short-term investments                                              (118,551)      (740,875)
                                                                                   -----------     ----------

                      Net cash used in investing activities                         (3,729,234)      (957,619)
                                                                                   -----------     ----------

Cash flows from financing activities:
     Proceeds from debt issuance, net of commitment fees                             5,850,000      5,689,125
     Payments of principal on debt                                                        --       (5,690,000)
     Payments for fractional shares in connection with stock split                        --           (9,498)
     Payments for commitment fees                                                         --         (100,000)
                                                                                   -----------     ----------

                      Net cash provided by (used in) financing activities            5,850,000       (110,373)
                                                                                   -----------     ----------

                      Net increase in cash and cash equivalents                      1,866,734     (1,260,865)

Cash and cash equivalents at beginning of period                                       795,594      4,167,187
                                                                                   -----------     ----------

Cash and cash equivalents at end of period                                         $ 2,662,328      2,906,322
                                                                                   ===========      =========

Supplemental disclosure of cash flow information -
     Cash paid during the period for interest                                      $   850,434      1,087,905
                                                                                   ===========      =========

Supplemental disclosure of noncash investing and financing information -
      Debt issuance costs financed with debentures payable                         $   150,000        145,875
     Assets received in exchange of securities                                         149,408      2,175,832
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

(2) Critical Accounting Policy

    Investments in securities traded on a national securities exchange (or reported on the NASDAQ national market) are stated at the average of the bid price on the three final trading days of the valuation period which is not material from the bid price on the final day of the period. Restricted and other securities for which quotations are not readily available are valued at fair value as determined by the Board of Directors. Among the factors considered in determining the fair value of investments are the cost of the investment; developments, including recent financing transactions, since the acquisition of the investment; and financial condition and operating results of the investee; the long-term potential of the business of the investee; and other factors generally pertinent to the valuation of investments. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

(3) Loss Contingency

    MACC is a party to arbitration proceedings instituted by TransCore Holdings, Inc., a company (Buyer) seeking indemnification under a Stock Purchase Agreement (the Stock Purchase Agreement), pursuant to which MACC and certain other individuals and institutional investors (collectively, the Sellers) sold their interest in a former portfolio company investment (Portfolio Company). Under the Stock Purchase Agreement, the Sellers agreed to indemnify Buyer for breaches of representations and warranties as to Portfolio Company made by the Sellers. Buyer claims that accounting irregularities at Portfolio Company resulted in a breach of the Sellers' representations and warranties. The Sellers have retained counsel and forensic accountants to defend the Sellers against Buyer's claim for indemnification. Based on its evaluation of Buyer's claim and discussions with external legal counsel, Equities believes that it is reasonably possible that a loss may have been incurred as a result of the indemnification claim, against which no accrual for loss has been made as of June 30, 2002, but the amount of the possible loss, and therefore its materiality to the financial statements, cannot be estimated.




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

    Third Quarter Ended June 30, 2002, Compared to Third Quarter Ended June 30, 2001


                                                       For the three months
                                                            ended June 30,
                                                     ---------------------------
                                                         2002           2001           Change
                                                     ---------------------------    ------------
Investment income                                     $   824,414        880,225        (55,811)
Operating expenses                                       (974,914)      (834,080)       140,834
Income taxes                                              (60,000)          --           60,000
                                                      -----------    -----------    -----------
Investment (expense) income, net                         (210,500)        46,145       (256,645)
                                                      -----------    -----------    -----------

Net realized (loss) gain on investments after
    income tax expense                                 (1,975,242)         6,430     (1,981,672)

Net increase (decrease) in unrealized appreciation/
    depreciation on investments                         2,579,431        (47,991)     2,627,422
                                                      -----------    -----------    -----------

Net gain (loss) on investments after income
    tax expense                                           604,189        (41,561)       645,750
                                                      -----------    -----------    -----------
Net increase in net asset value                       $   393,689          4,584        389,105
                                                      ===========    ===========    ===========
Net asset value:
       Beginning of period                            $      7.96           9.92
                                                      ===========    ===========
       End of period                                  $      8.12           9.92
                                                      ===========    ===========

Investment Income

    During the current year third quarter total investment income of $824,414 was approximately 6% lower than total investment income of $880,225 for the prior year third quarter. In the current year third quarter as compared to the prior year third quarter, interest income decreased $60,661, dividend income increased $19,848, processing fees decreased $18,426 and other income increased $3,428. The decrease in interest income is due to four investments which are on non-accrual of interest status in the current year third quarter as compared to three investments in the prior year third quarter. Also, MACC received less interest on cash equivalents during the current year third quarter because cash on hand was lower in the current year third quarter than in the prior year third quarter, as cash was received on the sale of an investment in the prior year third quarter and also the lower interest rate earned on cash on hand held in interest earning investments was lower. The receipt of dividend income is based primarily on the performance of the limited liability companies in MACC's portfolio and the timing of when these companies make distributions. In the current year third quarter MACC received dividends on seven portfolio companies as compared to dividends received on four portfolio companies in the prior year third quarter. Processing fees decreased due to the smaller dollar amount invested in two new portfolio company investments in the current year third quarter in which MACC received processing fees at the closing compared to the larger dollar amount invested in two new portfolio investments in the prior year third quarter in which MACC received processing fees at closing. The increase in other income is due to the receipt of advisory fees from one portfolio company and the collection of an escrow received as part of a liquidation of a previously held portfolio company investment, as compared to one portfolio company investment liquidated in the prior year third quarter in which shares of stock were received and recorded at fair market value.

Operating Expenses

    Total operating expenses for the third quarter of the current year total were $974,914, an increase of approximately 17%, as compared to total operating expenses for the prior year third quarter of $834,080. Interest expense increased to $543,913 in the current year third quarter as compared to $433,965 in the prior year third quarter due to $6,500,000 of additional borrowings of SBA-guaranteed debentures since the end of the prior year third quarter. Management fees increased to $285,914 in the current year third quarter as compared to $266,143 in the prior year third quarter due to an increase in assets under management. Professional fees increased to $96,884 in the current year third quarter from $36,188 in the prior year third quarter. Professional fees are expected to be higher for at least the next three months as a result of the item identified in Note 3 to the Unaudited Condensed Consolidated Financial Statements. Other expenses decreased to $48,203 from $97,784 in the current year third quarter as compared to the prior year third quarter due to the timing of administrative expenses.

Net Investment Expense

    For the current year third quarter, MACC recorded a net investment expense of $210,500, as compared to net investment income of $46,145 during the prior year third quarter.

Realized Gain (Loss) on Disposition of Investments

    During the current year third quarter, MACC recorded net realized loss on investments of $1,975,242, as compared with net realized gain on investments of $6,430 during the prior year third quarter. In the current year third quarter, MACC realized a gain of $59,834 in one portfolio company investment and realized a loss of $2,035,076 from the write-off of one portfolio company of which $2,035,075 was previously recorded as unrealized depreciation. Management does not attempt to maintain a comparable level of realized gains quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities and investing in new portfolio investments.

Changes in Unrealized Appreciation/Depreciation of Investments

    Net change in unrealized appreciation/depreciation on investments represents the change for the period in the unrealized appreciation on MACC's total investment portfolio net of unrealized depreciation on MACC's total investment portfolio. Generally, when MACC increases the fair value of a portfolio investment above its cost, the unrealized appreciation item for the portfolio as a whole increases, and when MACC decreases the fair value of a portfolio investment below its cost, the unrealized depreciation item for the portfolio as a whole increases. When MACC sells an appreciated portfolio investment for a gain, unrealized appreciation for the portfolio as a whole decreases as the gain is realized. Similarly, when MACC sells or disposes of a depreciated portfolio investment for a loss, unrealized depreciation for the portfolio as a whole decreases as the loss is realized.

    MACC recorded net change in unrealized appreciation/depreciation on investments of $2,579,431 during the current year third quarter, as compared to ($47,991) during the prior year period. This net change in unrealized appreciation/depreciation on investments of $2,579,431 is the net effect of increases in fair value of seven portfolio companies totaling $1,724,846, decreases in fair value of eight portfolio companies totaling $1,167,157, the reversal of appreciation of $13,333 in one portfolio investment in which a sale of warrant shares resulted in a realized gain, and the reversal of $2,035,075 of depreciation resulting from the write-off of the investment in one portfolio company referenced above.

Net Change in Net Assets from Operations

    MACC experienced an increase of $393,689 in net assets during the third quarter of fiscal year 2002, and the resulting net asset value per share was $8.12 as of June 30, 2002, as compared to $8.60 as of September 30, 2001. Through the third quarter of fiscal year 2002, MACC's operating results have been affected by challenging economic conditions which have adversely impacted the operating performance and financial condition of some companies in MACC's investment portfolio. Management is encouraged by the performance of the portfolio as a whole and the improvement in the US economy in the second quarter of calendar year 2002. Many of the companies in the portfolio have increased sales and show improved overall performance. Several companies in the portfolio could be sold or could repurchase MACC's position and an improved economy may increase these liquidity opportunities. It is uncertain, however, when any of these dispositions may occur or the prices of these transactions.

  Nine Months Ended June 30, 2002, Compared to Nine Months Ended June 30, 2001


                                                        For the nine months
                                                             ended June 30,
                                                       -------------------------
                                                           2002           2001         Change
                                                       -----------    -----------    -----------
Investment income                                      $ 2,224,157      2,482,963       (258,806)
Operating expenses                                      (2,723,418)    (2,486,164)       237,254
Income taxes                                               (60,000)       (70,000)       (10,000)
                                                       -----------    -----------    -----------

Net investment expense                                    (559,261)       (73,201)       486,060
                                                       -----------    -----------    -----------

Net realized (loss) gain on investments after income
          tax expense                                   (4,594,327)     2,410,397     (7,004,724)

Net increase (decrease) in unrealized appreciation/
          depreciation on investments                    4,035,259     (5,539,582)     9,574,841
                                                       -----------    -----------    -----------

Net loss on investments after income tax expense          (559,068)    (3,129,185)     2,570,117
                                                       -----------    -----------    -----------
Net decrease in net asset value                        $(1,118,329)    (3,202,386)     2,084,057
                                                       ===========    ===========    ===========
Net asset value:
         Beginning of period                           $      8.60          11.01
                                                       ===========    ===========
         End of period                                 $      8.12           9.92
                                                       ===========    ===========


Investment Income

    During the current year nine-month period, total income of $2,224,157 was a decrease of $258,806, or 10%, from total income of $2,482,963 in the prior year nine-month period. For the current year nine-month period as compared to the prior year nine-month period, interest income decreased to $1,565,033 from $1,788,726, dividend income decreased to $484,980 from $576,092, processing fee income increased to $78,804 from $76,554 and other income increased to $95,340 from $41,591. The decrease in interest income is due to the reasons stated above for the current year third quarter. In the current year nine-month period and the prior year nine-month period, dividend income was received on eight portfolio companies, however the dividend payments were greater in the prior year nine-month period. Processing fees increased due to three new portfolio company investments made in the current year, a restructuring of an existing portfolio company investment and a follow-on investment in which MACC received processing fees at the closing compared to three new portfolio company investments and three smaller follow-on portfolio investments made in the prior year nine-month period in which MACC received a processing fee at closing. Other income increased due to the receipt of advisory fees from one portfolio company, the collection of an escrow received as part of a liquidation of a previously held portfolio company investment and the reimbursement of legal fees expensed in the prior fiscal year, as compared to one portfolio company investment liquidated in the prior year nine-month period in which shares of stock were received and recorded at fair market value.

Operating Expenses

    Total operating expenses for the current year nine-month period were $2,723,418 an increase of approximately 10%, as compared to total operating expenses for the prior year nine-month period of $2,486,164. Interest expense increased to $1,457,541 in the current year nine-month period as compared to $1,328,635 in the prior year nine-month period due to $6,500,000 of additional borrowings of SBA-guaranteed debentures since the end of the prior year third quarter. Management fees increased to $833,637 in the current year nine-month period as compared to $798,429 in the prior year nine-month period due to an increase in assets under management. Professional fees increased to $175,302 in the current year nine-month period from $91,206 in the prior year nine-month period. Professional fees are expected to be higher for at least the next three months as a result of the item identified in Note 3 to the Unaudited Condensed Consolidated Financial Statements. Other expenses decreased to $256,938 from $267,894 in the current year nine-month period as compared to the prior year nine-month period mainly due to the timing of administrative expenses.

Net Investment Expense

    For the current year nine-month period, MACC recorded a net investment expense of $559,261, as compared to $73,201 during the prior year nine-month period.

Realized Gain (Loss) on Disposition of Investments

    During the current year nine-month period, MACC recorded net realized loss on investments of $4,594,327, as compared with net realized gain on investments of $3,090,397 during the prior year nine-month period. In the current year nine-month period, MACC realized a gain of $945,691 in five portfolio company investments and realized a loss of $5,540,018 from the write-off of three portfolio companies, of which $4,115,424 was previously recorded as unrealized depreciation. Management does not attempt to maintain a comparable level of realized gains from year to year but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities and investing in new portfolio investments.

Changes in Unrealized Appreciation/Depreciation of Investments

    MACC recorded net change in unrealized appreciation/depreciation on investments of $4,035,259 during the current year nine-month period, as compared to ($5,539,582) during the prior year period. This net change in unrealized appreciation/depreciation on investments of $4,035,259 is the net effect of increases in fair value of ten portfolio companies totaling $2,740,665, decreases in fair value of nine portfolio companies totaling $2,180,114, the reversal of appreciation of $538,000 in one portfolio investment in which the portfolio company was a part of a recapitalization resulting in a realized gain, the reversal of appreciation of $102,716 in one portfolio investment in which an outstanding cash escrow was received, and the reversal of $4,115,424 of depreciation resulting from the write-off of the investment in three portfolio investments.


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

    As of June 30, 2002, MACC's cash totaled $2,662,328. MACC has a commitment for an additional $4,455,000 in SBA guaranteed debentures, which expires September 30, 2005 and has submitted an application for an additional $6,500,000 in SBA guaranteed debentures. MACC believes that its existing cash, together with the $4,455,000 SBA commitment which expires September 30, 2005, additional commitments anticipated through the SBIC capital program and other anticipated cash flows, will provide adequate funds for MACC's anticipated cash requirements during the current fiscal year, including portfolio investment activities, interest payments on outstanding debentures payable and administrative expenses. MACC's investment objective has been revised to invest $8,500,000 in new and follow-on investments during the current fiscal year.

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

    MACC anticipates that it will rely primarily on the SBIC capital program and its cash flows from operations to fund its investment activities and other cash requirements during fiscal year 2002. Although management believes these sources will provide sufficient funds for MACC to meet its revised fiscal 2002 investment level objective and other anticipated cash requirements, there can be no assurances that the SBIC capital program will continue to be available to MACC or that MACC's cash flows from operations will be as projected. MACC's cash flow could also be reduced by the loss contingency contingent liabilities discussed in Note 3 to the Unaudited Condensed Consolidated Financial Statements. MACC intends to draw $1,000,000 of its existing $4,445,000 SBA commitment to fund its investment activities during the fourth quarter of fiscal year 2002.


                               PORTFOLIO ACTIVITY

    MACC's primary business is investing in and lending to businesses through investments in subordinated debt (generally with detachable equity warrants), preferred stock and common stock. The total portfolio value of investments in publicly and non-publicly traded securities was $41,852,763 and $37,972,833 at June 30, 2002 and September 20, 2001, respectively. During the nine months ended June 30, 2002, MACC made investments totaling $6,606,183 consisting of $5,220,251 of investments in six new portfolio companies and $1,385,932 of follow-on investments in five existing portfolio companies.

    MACC frequently co-invests with other funds managed by MACC's investment advisor and with funds affiliated with MACC's largest shareholder, Zions First National Bank. When it makes any co-investment with these related funds, MACC follows certain procedures consistent with orders of the Securities and Exchange Commission for related party co-investments to reduce or eliminate conflict of interest issues. Of the $6,606,183 invested during the nine months ended June 30, 2002, $5,837,682 represented co-investments with funds managed by MACC's investment advisor and $560,000 represented co-investments with funds affiliated with Zions First National Bank.

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


                           CRITICAL ACCOUNTING POLICY

    Investments in securities traded on a national securities exchange (or reported on the NASDAQ national market) are stated at the average of the bid price on the three final trading days of the valuation period which is not material from the bid price on the final day of the period. Restricted and other securities for which quotations are not readily available are valued at fair value as determined by the Board of Directors. Among the factors considered in determining the fair value of investments are the cost of the investment; developments, including recent financing transactions, since the acquisition of the investment; and financial condition and operating results of the investee; the long-term potential of the business of the investee; and other factors generally pertinent to the valuation of investments. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    MACC is exposed to market risk from changes in market prices of publicly traded equity securities held in the MACC consolidated investment portfolio. At June 30, 2002, publicly traded equity securities in the MACC consolidated investment portfolio were recorded at a fair value of $2,763,657. In accordance with MACC's valuation policies and SBA regulations, the fair value of publicly traded equity securities is determined based upon the average of the closing prices (or bid price in the case of over-the-counter equity securities) for the valuation date and the preceding two days. The publicly traded equity securities in the MACC consolidated investment portfolio thus have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% adverse change in quoted market prices, and would amount to a decrease in the recorded value of such publicly traded equity securities of approximately $276,366. Actual results may differ.

    MACC is also exposed to market risk from changes in market interest rates that affect the fair value of MorAmerica Capital's debentures payable determined in accordance with Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value of MorAmerica Capital's outstanding debentures payable at June 30, 2002, was $27,640,000, with a cost of $26,985,000. Fair value of MorAmerica Capital's outstanding debentures payable is calculated by discounting cash flows through estimated maturity using the borrowing rate currently available to MorAmerica Capital for debt of similar original maturity. None of MorAmerica Capital's outstanding debentures payable are publicly traded. Market risk is estimated as the potential increase in fair value resulting from a hypothetical 0.5% decrease in interest rates. Actual results may differ.


              ------------------------------------------------------
                                                          2002
              ------------------------------------------------------

              Fair Value of Debentures Payable        $27,640,000

              Amount Above Cost                       $   655,000

              Additional Market Risk                  $   755,000
              ------------------------------------------------------

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

                  MorAmerica Capital is a party to arbitration proceedings instituted on May 30, 2002 by Transcore Holdings, Inc., a company (Buyer) seeking indemnification under a Stock Purchase Agreement (the Stock Purchase Agreement), pursuant to which MorAmerica Capital and certain other individuals and institutional investors (the Sellers) sold their interest in a former portfolio company investment (Portfolio Company). The arbitration proceedings are being administered by JAMS. Under the Stock Purchase Agreement, the Sellers agreed to indemnify Buyer for breaches of representations and warranties as to Portfolio Company made by the Sellers. Buyer claims that accounting irregularities at Portfolio Company resulted in a breach of the Sellers' representations and warranties. The Sellers have retained counsel and forensic accountants to defend the Sellers against Buyer's claim for indemnification. Based on its evaluation of Buyer's claim and discussions with external legal counsel, MACC believes that it is reasonably possible that a loss may have been incurred as a result of the indemnification claim, against which no accrual for loss has been made as of June 30, 2002, but the amount of the possible loss, and therefore its materiality to the financial statements, cannot be estimated. MorAmerica Capital intends to vigorously defend this arbitration.

ITEM 2.  CHANGES IN SECURITIES

         There are no items to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There are no items to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There are no items to report.

ITEM 5.  OTHER INFORMATION

         There are no items to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

         The following exhibits are filed with this quarterly report on Form
         10-Q:

               99.1 Section 906 Certification of David R. Schroder (CEO)
               99.2 Section 906 Certification of Robert A. Comey (CFO)

         (b) Reports on Form 8-K

         MACC filed no current reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MACC PRIVATE EQUITIES INC.


Date:   8/13/02                         By: /s/ David Schroder
     ----------------                       ------------------------------------
                                            David Schroder, President


Date:   8/13/02                         By: /s/ Robert A. Comey
     ----------------                      -------------------------------------
                                           Robert A. Comey, Treasurer

                                  EXHIBIT INDEX


Exhibit    Description                                                  Page
-------    -----------                                                  ----

  99.1     Section 906 Certification of David R. Schroder (CEO)          19

  99.2     Section 906 Certification of Robert A. Comey (CFO)            21