Form 10-K
period 2002-09-30
MACC PRIVATE EQUITIES INC
filed 2002-12-27
CIK 923808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-25 of the Act). YES [ ] NO [X].

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of November 29, 2002, was approximately $4,017,820 based upon the average bid and asked price for shares of the registrant's common stock on that date. As of November 29, 2002, there were 2,329,255 shares of the registrant's common stock outstanding, of which approximately 1,289,830 shares were held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended September 30, 2002, are incorporated by reference into Parts II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 25, 2003, are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1. BUSINESS.

         GENERAL

         MACC Private Equities Inc. (the "Corporation") was formed as a Delaware corporation on March 3, 1994. It is qualified as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").

         The Corporation has one direct wholly-owned subsidiary, MorAmerica Capital Corporation ("MorAmerica Capital"). As of September 30, 2002, MorAmerica Capital comprised approximately 99% of the Corporation's assets. MorAmerica Capital is an Iowa corporation incorporated in 1959 and which has been licensed as a small business investment company since that year. It has also elected treatment as a BDC under the 1940 Act.


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


         INVESTMENTS AND DIVESTITURES


         For the fiscal year ended September 30, 2002, the Corporation made total investments of $8,377,006 in six new portfolio companies and in follow-on investments in seven existing portfolio companies. The Corporation's investment-level objectives on a consolidated basis call for new and follow-on investments of approximately $7,000,000 during fiscal year 2003, subject to adjustment based upon current economic and operating conditions.

         During fiscal year 2002, the Corporation recorded $4,592,480 in net realized losses.


ITEM 2. PROPERTIES.

         The Corporation does not own or lease any properties or other tangible assets. Its business premises and equipment are furnished by InvestAmerica Investment Advisors, Inc. (the "Investment Advisor"), the investment advisor to the Corporation.


ITEM 3. LEGAL PROCEEDINGS.

         MorAmerica Capital is a party to arbitration proceedings instituted on May 30, 2002 by Transcore Holdings, Inc., a company (Buyer) seeking indemnification under a Stock Purchase Agreement (the Stock Purchase Agreement), pursuant to which MorAmerica Capital and certain other individuals and institutional investors (the Sellers) sold their interest in a former portfolio company investment (Portfolio Company). The arbitration proceedings are being administered by JAMS. Under the Stock Purchase Agreement, the Sellers agreed to indemnify Buyer for breaches of representations and warranties as to Portfolio Company made by the Sellers. Buyer claims that accounting irregularities at Portfolio Company resulted in a breach of the Sellers' representations and warranties. The Sellers have retained counsel and forensic accountants to defend the Sellers against Buyer's claim for indemnification. Based on its evaluation of Buyer's claim and discussions with external legal counsel, the Corporation believes that it is reasonably possible that a loss may have been incurred as a result of the indemnification claim, against which no accrual for loss has been made as of September 30, 2002, but the amount of the possible loss, and therefore its materiality to the financial statements, cannot be estimated. MorAmerica Capital intends to vigorously defend this arbitration.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There are no items to report.


         EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the names, ages and positions of the Corporation's Executive Officers as of December 15, 2002, as well as certain other information with respect to such persons:

                                        Positions Currently Held                Principal Occupations
Name                           Age        With the Corporation                During the Past Five Years
----                           ---      -------------------------             --------------------------
David R. Schroder              59       Director, President and               Director, President and Secretary of
                                        Secretary                             the Investment Advisor, MorAmerica
                                                                              Capital, InvestAmerica Venture Group,
                                                                              Inc., InvestAmerica N.D. Management,
                                                                              Inc., and InvestAmerica N.D., L.L.C.
                                                                              Since 2002, Director, President and
                                                                              Secretary of InvestAmerica L&C
                                                                              Management, Inc. and InvestAmerica
                                                                              L&C, LLC.

Robert A. Comey                56       Director, Executive Vice President    Director, Executive Vice President
                                        and Treasurer                         and Treasurer of MorAmerica Capital,
                                                                              the Investment Advisor, InvestAmerica
                                                                              Venture Group, Inc., InvestAmerica
                                                                              N.D. Management, Inc. and
                                                                              InvestAmerica N.D., L.L.C.  Since
                                                                              2002, Director, Executive Vice
                                                                              President and Treasurer of`
                                                                              InvestAmerica L&C Management, Inc.
                                                                              and InvestAmerica L&C, LLC.

Kevin F. Mullane               47       Senior Vice President                 Senior Vice President of MorAmerica
                                                                              Capital, Senior Vice President and
                                                                              Director of the Investment Advisor,
                                                                              InvestAmerica Venture Group, Inc.,
                                                                              InvestAmerica N.D. Management, Inc.
                                                                              and InvestAmerica N.D., L.L.C.
                                                                              Since 2002, Senior Vice President and
                                                                              Director of InvestAmerica L&C
                                                                              Management, Inc. and InvestAmerica
                                                                              L&C, LLC.

Michael H. Reynoldson          37       Vice President                        Vice President of the  Investment
                                                                              Advisor, October, 2000 to present;
                                                                              Managing Director, AAVIN, LLC, July,
                                                                              1999 to September, 2000; various
                                                                              capacities with Berthel Fisher & Co.
                                                                              and affiliated entities, October 1995
                                                                              to June, 1999.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


         Information in response to this Item is incorporated by reference to the "Shareholder Information" section of the Corporation's Annual Report to Shareholders for the fiscal year ended September 30, 2002 (the "2002 Annual Report").


ITEM 6. SELECTED FINANCIAL DATA.


         Information in response to this Item is incorporated by reference to the "Selected Financial Data" section of the 2002 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Information in response to this Item is incorporated by reference to the "Management's Discussion and Analysis" section of the 2002 Annual Report.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information in response to this Item is incorporated by reference to the "Quantitative and Qualitative Disclosures About Market Risk" section of the 2002 Annual Report.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Information in response to this Item is incorporated by reference to the Consolidated Financial Statements, notes thereto and report thereon contained in the 2002 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There are no items to report.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the "Election of Directors" section and the subsection captioned "Section 16(a) Beneficial Ownership Reporting Compliance" of the Corporation's definitive proxy statement in connection with its 2003 Annual Meeting of Stockholders, scheduled to be held on February 25, 2003 (the "2003 Proxy Statement"). Information in response to this Item also is included under the caption "Executive Officers of the Registrant" in Part I of this Report.


ITEM 11. EXECUTIVE COMPENSATION.

         Information in response to this Item is incorporated by reference to the subsection captioned "Compensation of Directors and Executive Officers" of the 2003 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information in response to this Item is incorporated by reference to the subsection captioned "Stock Ownership of Certain Beneficial Owners" of the 2003 Proxy Statement.

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

         Management fees under the Investment Advisory Agreements on a consolidated basis amounted to $1,120,000 for fiscal year 2002. No incentive fees were earned under the Investment Advisory Agreements during fiscal year 2002. Incentive fees of $55,047, representing incentive fees earned and deferred during prior periods, were paid during fiscal year 2002.

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

                            Name                                          Offices
                            ----                                          -------
               David R. Schroder                     Director, President and Secretary

               Robert A. Comey                       Director, Executive Vice President, and Treasurer

               Kevin F. Mullane                      Director and Senior Vice President

         Under the Agreement dated May 13, 1996 (the "Agreement"), between the Corporation, Zions Bancorporation ("Zions") and Zions First National Bank (the "Bank"), as amended, Zions and the Bank are permitted to increase their collective ownership of the Corporation's common stock to up to 40% of the issued and outstanding shares. As of November 30, 2002, Zions and the Bank were the beneficial owners of approximately 804,689 shares of the Corporation's Common Stock, representing approximately 34.55% of the outstanding shares.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

         In accordance with Item 307 of Regulation S-K promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this Annual Report on Form 10-K, the Chief Financial Officer and Chief Financial Officer of the Corporation (the "Certifying Officers") have conducted evaluations of the Corporation's disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed the Corporation's disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective as of the date of this Annual Report on Form 10-K. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the Certifying Officers executed an Officer's Certification included in this Annual Report on Form 10-K.

         As of the date of this Annual Report on Form 10-K, there have not been any significant changes in the Corporation's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this Report:

         1.       A.       The following financial statements are incorporated
                           by reference to the 2002 Annual Report.

                           Consolidated Balance Sheet at September 30, 2002 Consolidated Statement of Operations for the year ended September 30, 2002
                           Consolidated Statements of Changes in Net Assets for
                                    the years ended September 30, 2002 and
                                    September 30, 2001
                           Consolidated Statement of Cash Flows for the year
                                    ended September 30, 2002
                           Notes to Consolidated Financial Statements
                           Consolidated Schedule of Investments as of September
                                    30, 2002
                           Notes to the Consolidated Schedule of Investments

                  B. The Report of Independent Accountants with respect to the financial statements listed in A. above is incorporated by reference to the 2002 Annual Report.

         2. No financial statement schedules of the Corporation are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements and schedule of investments.

         3. The following exhibits are filed herewith or incorporated by reference as set forth below:

                  3.1(1)      Certificate of Incorporation of the Corporation.

                  3.2         By-Laws of the Corporation.

                  4.          See Exhibits 3.1 and 3.2.

                  10.1(2) Investment Advisory Agreement between the Corporation and InvestAmerica Investment Advisors, Inc., dated March 1, 1998.

                  10.1.a.(6)  First Amendment to Investment Advisory Agreement
                              between the Corporation and InvestAmerica
                              Investment Advisors, Inc., dated February 22,
                              2000.

                  10.1.b.(6)  Second Amendment to Investment Advisory Agreement
                              between the Corporation and InvestAmerica
                              Investment Advisors, Inc., dated February 27,
                              2001.

                  10.1.c. Third Amendment to Investment Advisory Agreement between the Corporation and InvestAmerica Investment Advisors, Inc., dated February 26, 2002.

                  10.2(3) Investment Advisory Agreement between MorAmerica Capital Corporation and InvestAmerica Investment Advisors, Inc., dated March 1, 1999.

                  10.2.a.(6)  First Amendment to Investment Advisory Agreement
                              between MorAmerica Capital Corporation and
                              InvestAmerica Investment Advisors, Inc., dated February 27, 2001.

                  10.2.b. Second Amendment to Investment Advisory Agreement between MorAmerica Capital Corporation and InvestAmerica Investment Advisors, Inc., dated February 26, 2002.

                  10.3.a.(4)  Agreement between the Corporation and Zions
                              Bancorporation, dated May 13, 1996.

                  10.3.b.(2)  First Amendment to Agreement between the
                              Corporation, Zions Bancorporation and Zions First National Bank, dated April 29, 1998

                  10.3.c.(5)  Second Amendment to Agreement between the
                              Corporation, Zions Bancorporation and Zions First National Bank, dated February 27, 2001

                  13          2002 Annual Report to Stockholders.

                  21 Subsidiary of the Corporation and jurisdiction of incorporation.

                  99.1        Section 906 Certification of David R. Schroder
                              (CEO).

                  99.2        Section 906 Certification of Robert A. Comey
                              (CFO).

                  (1) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, as filed with the Commission on May 14, 1997.

                  (2) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended September 30, 1998, as filed with the Commission on December 29, 1998.

                  (3) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 1999, as filed with the Commission on May 12, 1999.

                  (4) Incorporated by reference to the Corporation's Current Report on Form 8-K, dated May 13, 1996, filed with the Commission on May 13, 1996.

                  (5) Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 2001, as filed with the Commission on May 14, 2001.

                  (6) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended September 30, 2001, as filed with the Commission on December 28, 2001.

(b)      Reports on Form 8-K.

         No Reports on Form 8-K were filed during the three months ended September 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 20, 2002.





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

            Signature                                          Date
            ---------                                          ----
    /s/  Paul M. Bass, Jr.                               December  16, 2002
------------------------------------               -----------------------------
Paul M. Bass, Jr.
Chairman of the Board of Directors


    /s/  David R. Schroder                               December  20, 2002
------------------------------------               -----------------------------
David R. Schroder
Director, President and Secretary


    /s/  Robert A. Comey                                 December 20, 2002
------------------------------------               -----------------------------
Robert A. Comey
Director, Executive Vice President
and Treasurer


    /s/  Henry T. Madden                                 December 16, 2002
------------------------------------               -----------------------------
Henry T. Madden
Director


    /s/  John D. Wolfe                                   December 14, 2002
------------------------------------               -----------------------------
John D. Wolfe
Director


    /s/  Michael W. Dunn                                 December 16, 2002
------------------------------------               -----------------------------
Michael W. Dunn
Director


    /s/  Gordon J. Roth                                  December 16, 2002
------------------------------------               -----------------------------
Gordon J. Roth
Director


    /s/  Todd J. Stevens                                 December 16, 2002
------------------------------------               -----------------------------
Todd J. Stevens
Director

                                  CERTIFICATION


         I, David R. Schroder, certify that:

         1. I have reviewed this annual report on Form 10-K of MACC Private Equities Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to sate a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

         /s/ David R. Schroder
         -----------------------------
         David R. Schroder
         President and Secretary
         (principal executive officer)

                                  CERTIFICATION


         I, Robert A. Comey, certify that:

         1. I have reviewed this annual report on Form 10-K of MACC Private Equities Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to sate a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

             /s/  Robert A. Comey
         -----------------------------------
         Robert A. Comey
         Executive Vice President and
          Treasurer
         (principal financial officer)