Form 10-Q
period 2002-12-31
MACC PRIVATE EQUITIES INC
filed 2003-02-13
CIK 923808

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 2002
                              --------------------------------------------------
                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to____________

                         Commission file number 0-24412
                                                ---------------------------

                           MACC Private Equities Inc.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                   42-1421406
        ----------------------                         --------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)


           101 Second Street SE, Suite 800, Cedar Rapids, Iowa 52401
           ---------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (319) 363-8249
                        -------------------------------
              (Registrant's telephone number, including area code)


                        -------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

         At January 31, 2003, the registrant had issued and outstanding 2,329,255 shares of common stock.

                                      INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements                                                  Page
     -------      --------------------                                                  ----
                  Condensed Consolidated Balance
                  Sheets at December 31, 2002
                  and September 30, 2002 ............................................    3

                  Condensed Consolidated Statements of
                  Operations for the three months ended
                  December 31, 2002 and December 31, 2001............................    4

                  Condensed Consolidated Statements of
                  Cash Flows for the three months ended
                  December 31, 2002 and December 31, 2001............................    5

                  Notes to Condensed Consolidated
                  Financial Statements...............................................    6

     Item 2.      Management's Discussion and Analysis
     -------      of Financial Condition and Results Of Operations...................    8

     Item 3.      Quantitative and Qualitative
     -------      Disclosure About Market Risk.......................................   13

     Item 4.      Controls and Procedures............................................   13
     -------

PART II. OTHER INFORMATION...........................................................   14

     Item 6.      Exhibits and Reports on Form 8-K...................................   15
     -------

                  Signatures.........................................................   16

PART 1 -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                       December 31,         September 30,
                                                                                          2002                  2002
                                                                                      ------------          ------------
Assets

Loans and investments in portfolio securities, at market or fair value:
     Unaffiliated companies (cost of $14,373,474 and $15,406,644)                     $ 15,648,466            16,033,745
     Affiliated companies (cost of $21,284,754 and $23,341,683)                         18,809,313            19,212,232
     Controlled companies (cost of $4,490,501 and $5,053,002)                            5,544,491             5,380,501
Cash and money market accounts                                                           2,936,543             1,802,603
Other assets, net                                                                        1,536,075             1,584,620
                                                                                      ------------          ------------
         Total assets                                                                 $ 44,474,888            44,013,701
                                                                                      ============          ============

Liabilities and net assets

Liabilities:
     Debentures payable, net of discount                                              $ 27,935,639            27,934,004
     Incentive fees payable                                                                 55,056                55,737
     Accrued interest                                                                      672,147               187,070
     Accounts payable and other liabilities                                                101,971               180,386
                                                                                      ------------          ------------
         Total liabilities                                                              28,764,813            28,357,197
                                                                                      ------------          ------------

Net assets:
     Common stock, $.01 par value per share;
         authorized 4,000,000 shares;
         issued and outstanding 2,329,255 shares                                            23,293                23,293
     Additional paid-in-capital                                                         15,833,241            18,808,062
     Unrealized depreciation on investments                                               (146,459)           (3,174,851)
                                                                                      ------------          ------------

         Total net assets                                                               15,710,075            15,656,504
                                                                                      ------------          ------------

         Total liabilities and net assets                                             $ 44,474,888            44,013,701
                                                                                      ============          ============

Net assets per share                                                                  $       6.74                  6.72
                                                                                      ============          ============

See accompanying notes to unaudited condensed consolidated financial statements.

                   MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                    For the three           For the three
                                                                    months ended            months ended
                                                                    December 31,             December 31,
                                                                         2002                    2001
                                                                    -----------              -----------
Investment income:
     Interest
        Unaffiliated companies                                      $   106,824                  188,158
        Affiliated companies                                            267,455                  243,877
        Controlled companies                                             74,262                   73,093
        Other                                                             8,238                   18,709
     Dividends
        Unaffiliated companies                                           71,095                   55,256
        Affiliated companies                                             55,008                   80,575
        Controlled companies                                              7,871                        0
     Processing fees                                                      7,750                   29,260
     Other                                                               10,055                   17,432
                                                                    -----------              -----------

         Total investment income                                        608,558                  706,360
                                                                    -----------              -----------

Operating expenses:
     Interest                                                           550,420                  449,224
     Management fees                                                    275,068                  268,951
     Professional fees                                                   99,457                   42,409
     Other                                                               85,111                   78,903
                                                                    -----------              -----------

         Total operating expenses                                     1,010,056                  839,487
                                                                    -----------              -----------

         Investment expense, net                                       (401,498)                (133,127)
                                                                    -----------              -----------

Realized  and unrealized gain (loss) on investments:
     Net realized (loss) gain on investments
        Unaffiliated companies                                         (529,822)                  23,953
        Affiliated companies                                         (2,043,501)              (2,239,403)
     Net change in unrealized appreciation/
          depreciation on investments                                 3,028,392                1,719,687
                                                                    -----------              -----------

         Net gain (loss) on investments                                 455,069                 (495,763)
                                                                    -----------              -----------

         Net change in net assets
              from operations                                       $    53,571                 (628,890)
                                                                    ===========              ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             For the three     For the three
                                                                                              months ended      months ended
                                                                                              December 31,      December 31,
                                                                                                 2002                2001
                                                                                             -------------      ------------
Cash flows from operating activities:
     Increase (decrease) in net assets from operations                                        $    53,571           (628,890)
                                                                                              -----------        -----------

     Adjustments to reconcile increase (decrease) in net assets from operations to net cash
         provided by operating activities:
            Net realized and unrealized (gain) loss on investments                               (455,069)           492,763
            Change in accrued interest, incentive fees payable,
                     accounts payable and other liabilities                                       406,662            268,511
            Other                                                                                  64,947             98,795
                                                                                              -----------        -----------

                  Total adjustments                                                                16,540            863,069
                                                                                              -----------        -----------

                  Net cash provided by operating activities                                        70,111            234,179
                                                                                              -----------        -----------

Cash flows from investing activities:
     Proceeds from disposition of and payments on
          loans and investments in portfolio securities                                         1,128,829            130,466
     Purchases of loans and investments in
          portfolio securities                                                                        ---         (2,369,251)
     Purchases of short-term investments                                                              ---           (113,767)
                                                                                              -----------        -----------

                      Net cash provided by (used in) investing activities                       1,128,829         (2,352,552)
                                                                                                                 -----------

Cash flows from financing activities:
     Proceeds from debt issuance, net of commitment fees                                              ---          2,925,000
     Payment of commitment fees                                                                   (65,000)               ---
                                                                                              -----------        -----------

                      Net cash (used in) provided by financing activities                         (65,000)         2,925,000
                                                                                              -----------        -----------

                      Net increase in cash and cash equivalents                                 1,133,940            806,627

Cash and cash equivalents at beginning of period                                                1,802,603            795,594
                                                                                              -----------        -----------

Cash and cash equivalents at end of period                                                    $ 2,936,543          1,602,221
                                                                                              ===========        ===========

Supplemental disclosure of cash flow information -
     Cash paid during the period for interest                                                 $    37,853             37,853
                                                                                              ===========        ===========

Supplemental disclosure of noncash investing and financing
      information--
      Debt issuance costs financed with debentures payable                                    $       ---             75,000
      Assets received in exchange of securities                                                    50,233             84,709
                                                                                              ===========        ===========

See accompanying notes to unaudited condensed consolidated financial statements.

MACC PRIVATE EQUITIES INC.

Notes to Unaudited Condensed Consolidated Financial Statements


(1)      Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of MACC Private Equities Inc. (MACC) and its wholly owned subsidiary MorAmerica Capital Corporation (MorAmerica Capital) which have been prepared in accordance with accounting principles generally accepted in the United States of America for investment companies. All material intercompany accounts and transactions have been eliminated in consolidation.

         The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and
Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto of MACC Private Equities Inc. and its Subsidiary as of and for the year ended September 30, 2002. The information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The results of the interim period reported are not necessarily indicative of results to be expected for the year. The balance sheet information as of September 30, 2002 has been derived from the audited balance sheet as of that date.

(2)      Critical Accounting Policy

         Investments in securities traded on a national securities exchange (or reported on the NASDAQ national market) are stated at the average of the bid price on the three final trading days of the valuation period which is not materially different from the bid price on the final day of the period. Restricted and other securities for which quotations are not readily available are valued at fair value as determined by the Board of Directors. Among the factors considered in determining the fair value of investments are the cost of the investment; developments, including recent financing transactions, since the acquisition of the investment; financial condition and operating results of the investee; the long-term potential of the business of the investee; and other factors generally pertinent to the valuation of investments. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

         In the valuation process, MorAmerica Capital uses financial information received monthly, quarterly, and annually from its portfolio companies which includes both audited and unaudited financial statements. This information is used to determine financial condition, performance, and valuation of the portfolio investments.

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

(3)      Loss Contingency

         MorAmerica Capital is party to arbitration proceedings instituted by TransCore Holdings, Inc., a company (Buyer) seeking indemnification under the Stock Purchase Agreement (the Stock Purchase Agreement), pursuant to which MorAmerica Capital and certain other individuals and institutional investors (collectively, the Sellers) sold their interest in a former portfolio company investment (Portfolio Company). The arbitration proceedings are being administered by JAMS. Under the Stock Purchase Agreement, the Sellers agreed to indemnify Buyer for breaches of representations and warranties as to Portfolio Company made by the Sellers. Buyer claims that accounting irregularities at Portfolio Company resulted in a breach of the Sellers' representations and warranties. The Sellers have retained counsel and forensic accountants to defend the Sellers against Buyer's claim for indemnification. Based on its evaluation of the Buyer's claim and discussions with external legal counsel, MACC believes that it is reasonably possible that a loss may have been incurred as result of the indemnification claim, against which no accrual for loss has been made as of December 31, 2002, but the amount of the possible loss, and therefore its materiality to the financial statements, cannot be estimated. MorAmerica Capital intends to vigorously defend this arbitration.



                  [Remainder of page intentionally left blank]

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by MACC pursuant to the safe-harbor provisions of the 1995 Act, and are identified as including terms such as "may," "will," "should," "expects," "anticipates," "estimates," "plans," or similar language. In connection with these safe-harbor provisions, MACC has identified in its Annual Report to Shareholders for the fiscal year ended September 30, 2002, important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of MACC, including, without limitation, the high risk nature of MACC's portfolio investments, the effects of general economic conditions on MACC's portfolio companies, any failure to achieve annual investment level objectives, changes in prevailing market interest rates, contractions in the markets for corporate acquisitions and initial public offerings, and an adverse outcome on the pending arbitration proceedings against MorAmerica Capital. MACC further cautions that such factors are not exhaustive or exclusive. MACC does not undertake to update any forward-looking statement which may be made from time to time by or on behalf of MACC.

                              RESULTS OF OPERATIONS

         MACC's investment income includes income from interest, dividends and fees. Investment expense, net represents total investment income minus operating expenses. The main objective of portfolio company investments is to achieve capital appreciation and realized gains in the portfolio. These gains and losses are not included in investment expense, net. However, another one of MACC's on-going goals is to achieve net investment income and increased earnings stability. In this regard, a significant proportion of new portfolio investments are structured so as to provide a current yield through interest or dividends. MACC also earns interest on short-term investments of cash.

      First Quarter Ended December 31, 2002 Compared to First Quarter Ended December 31, 2001
      ----------------------------------------------------------------------------------------

                                                           For the three months
                                                              ended December 31,
                                                      ----------------------------------
                                                             2002                    2001              Change
                                                      ---------------------------------------        ------------
Investment income                                      $  608,558                706,360                (97,802)
Operating expenses                                     (1,010,056)              (839,487)              (170,569)
                                                       -----------            -----------            -----------

Investment expense, net                                   (401,498)              (133,127)              (268,371)
                                                       -----------            -----------            -----------

Net realized loss on investments                        (2,573,323)            (2,215,450)              (357,873)
Net change in unrealized appreciation/
          depreciation on investments                    3,028,392              1,719,687              1,308,705
                                                       -----------            -----------            -----------

Net gain (loss) on investments                             455,069               (495,763)               950,832
                                                       -----------            -----------            -----------

Net increase (decrease) in net asset value             $    53,571               (628,890)               682,461
                                                       ===========            ===========            ===========

Net asset value:
         Beginning of period                           $      6.72                   8.60
                                                       ===========            ===========
         End of period                                 $      6.74                   8.33
                                                       ===========            ===========

Investment Income

         During the current year first quarter total investment income was $608,558, a decrease of 14% from total investment income of $706,360 from the prior year first quarter. In the current year first quarter as compared to the prior year first quarter, interest income decreased $67,058, or 13%, dividend income decreased $1,857, or 1%, processing fees decreased $21,510, or 74%, and other income decreased $7,377, or 42%. The decrease in interest income is due to three investments which were placed on non-accrual of interest status in the current year first quarter which were accruing interest in the prior year first quarter and also the lower interest rate earned on cash on hand held in interest earning investments. In the current year first quarter MACC received dividends on five existing portfolio companies, four of which are distributions from limited liability companies, as compared to dividends received on four portfolio companies in the prior year first quarter, two of which were distributions from limited liability companies. Processing fees for the first quarter of this year and the first quarter of the prior year relate to one transaction for each period. The fees during the prior year first quarter were larger compared to the current year first quarter due to the relative size and terms of the related portfolio investment transactions. The decrease in other income is due to the reimbursement of legal fees which was recorded as other income in the prior year first quarter.

Operating Expenses

         Total operating expenses for the first quarter of the current year were $1,010,056, an increase of 20%, as compared to total operating expenses for the prior year first quarter of $839,487. Interest expense increased $101,196, or 23%, in the current year first quarter due to $3,955,000 of additional borrowings of SBA-guaranteed debentures since the end of the prior year first quarter. Management fees increased $6,117, or 2%, in the current year first quarter due to increased assets under management. Professional fees increased $57,048, or 135%, in the current year first quarter due to increased legal fees in connection with arbitration proceedings related to the sale of a former portfolio company and increased legal and accounting fees to comply with new securities and exchange corporate governance requirements. Professional fees are expected to be higher for at least the next three months as a result of the item identified in Note 3 to the Unaudited Condensed Consolidated Financial Statements. Other expenses increased $6,208, or 8%, in the current year first quarter as compared to the prior year first quarter mainly due to the change in the other assets loss provision.

Investment Expense, Net

         For the current year first quarter, MACC recorded a net investment expense of $401,498, as compared to net investment expense of $133,127 during the prior year first quarter.

Realized Gain (Loss) on Disposition of Investments

         During the current year first quarter, MACC recorded net realized loss on investments of $2,573,323, as compared with net realized loss on investments of $2,215,450 during the prior year first quarter. In the current year first quarter, MACC realized a loss of $2,573,323 from the write-off of two portfolio companies of which $2,572,770 was previously recorded as unrealized depreciation. Management does not attempt to maintain a comparable level of realized gains quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities and investing in new portfolio investments.

Changes in Unrealized Appreciation/Depreciation of Investments

         MACC recorded net change in unrealized appreciation/depreciation on investments of $3,028,392 during the current year first quarter, as compared to $1,719,687 during the prior year first quarter. This net change in unrealized appreciation/depreciation on investments of $3,028,392 is the net effect of increases in fair value of eight portfolio companies totaling $1,142,737, decreases in fair value of eight portfolio companies totaling $687,115, and the reversal of $2,572,770 of depreciation resulting from the write-off of the investment in two portfolio companies referenced above.

         Net change in unrealized appreciation/depreciation on investments represents the change for the period in the unrealized appreciation net of unrealized depreciation on MACC's total portfolio investment. When MACC increases the fair value of a portfolio investment above its cost, the unrealized appreciation for the portfolio as a whole increases, and when MACC decreases the fair value of a portfolio investment below its cost, unrealized depreciation for the portfolio as a whole increases. When MACC sells an appreciated portfolio investment for a gain, unrealized appreciation for the portfolio as a whole decreases as the gain is realized. Similarly, when MACC sells or writes off a depreciated portfolio investment for a loss, unrealized depreciation for the portfolio as a whole decreases as the loss is realized.


Net Change in Net Assets from Operations

         MACC experienced an increase of $53,571 in net assets at the end of the first quarter of fiscal year 2003, and the resulting net asset value per share was $6.74 as of December 31, 2002, as compared to $6.72 as of September 30, 2002. Although general economic conditions continue to have an adverse impact on the operating results and financial condition of a number of MACC's portfolio companies, the majority of MACC's forty-three portfolio companies continue to be valued at cost or above. MACC has recognized unrealized appreciation on thirteen portfolio investments and has unrealized depreciation on ten portfolio investments.

           To mitigate the affects of the current economic environment on MACC's operating performance during fiscal 2003, MACC's investment advisor voluntarily agreed to reduce the amount of management fees payable by MorAmerica Capital from January 1, 2003 through February 29, 2004. In addition, MACC has reduced its projected investment rate and projected borrowing rate in the revised fiscal 2003 budget. Recent years have been difficult years for the venture capital industry, with few comparisons to past business cycles. The declines in the stock market, increased regulations, world tensions, terrorism and a potential war in Iraq, all contribute to increased risk and uncertainty to future performance of MACC's investment portfolio. If the economy continues to improve over the next nine months, management believes MACC's portfolio is positioned to be able to realize some gains and improve future net asset value.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         To date, MACC has relied upon several sources to fund its investment activities, including MACC's cash and money market accounts, and the Small Business Investment Company ("SBIC") leverage program operated by the Small Business Administration (the "SBA").

         MACC, through its wholly-owned subsidiary, MorAmerica Capital, from time to time may seek to procure additional capital through the SBIC leverage program to provide a portion of its investment capital requirements. At present, capital with a commitment period of up to five years is available through the SBIC leverage program and MACC anticipates that capital will be available in future periods.

         As of December 31, 2002, MACC's cash and money market accounts totaled $2,936,543. MACC has commitments for an additional $3,500,000 and $6,500,000 in SBA guaranteed debentures, which expire on September 30, 2005 and September 30, 2007, respectively. MACC believes that its existing cash and money market accounts, the $10,000,000 SBA commitments, and other anticipated cash flows, will provide adequate funds for MACC's anticipated cash requirements during the current fiscal year, including portfolio investment activities, principal and interest payments on outstanding debentures payable and administrative expenses. MACC's investment objective has been revised to invest $5,000,000 in new and follow-on investments during the current fiscal year subject to further adjustment based upon current economic and operating conditions.

         Liquidity for the current year will be impacted by principal payments on MACC's debentures payable. Debentures payable are composed of $27,940,000 in principal amount of SBA-guaranteed debentures issued by MACC's subsidiary, MorAmerica Capital, which mature as follows: $2,150,000 in 2003, $1,000,000 in 2007, $2,500,000 in 2009, $9,000,000 in 2010, $5,835,000 in 2011, and $7,455,000
in 2012. It is anticipated MorAmerica Capital will be able to roll over these debentures with new ten-year debentures when they mature.

         MACC anticipates that it will rely primarily on its current cash and money market accounts, the SBIC capital program and its cash flows from operations to fund its investment activities and other cash requirements during fiscal year 2003. Although management believes these sources will provide sufficient funds for MACC to meet its fiscal 2003 investment level objective and other anticipated cash requirements, there can be no assurances that the SBIC capital program will continue to be available to MACC or that MACC's cash flows from operations will be as projected. MACC's cash flow could also be reduced by the loss contingency discussed in Note 3 to the Unaudited Consolidated Financial Statements.

                               PORTFOLIO ACTIVITY

                  MACC's primary business is investing in and lending to businesses through investments in subordinated debt (generally with detachable equity warrants), preferred stock and common stock. The total portfolio value of investments in publicly and non-publicly traded securities was $40,002,270 and $40,626,478 at December 31, 2002 and September 30, 2002, respectively. During the three months ended December 31, 2002, MACC made no new or follow-on investments. Management views investment objectives for any given year as secondary in importance to MACC's overriding concern of investing in only those portfolio companies which satisfy MACC's investment criteria. MACC's investment objective for fiscal year 2003 has been revised for total new and follow-on investments of $5,000,000.

         MACC frequently co-invests with other funds managed by MACC's investment advisor and with funds affiliated with MACC's largest shareholder, Zions First National Bank. When it makes any co-investment with these related funds, MACC follows certain procedures consistent with orders of the Securities and Exchange Commission for related party co-investments to reduce or eliminate conflict of interest issues. MACC did not co-invest with any other fund during the three months ended December 31, 2002.


                           CRITICAL ACCOUNTING POLICY

         Investments in securities traded on a national securities exchange (or reported on the NASDAQ national market) are stated at the average of the bid price on the three final trading days of the valuation period which is not materially different from the bid price on the final day of the period. Restricted and other securities for which quotations are not readily available are valued at fair value as determined by the Board of Directors. Among the factors considered in determining the fair value of investments are the cost of the investment; developments, including recent financing transactions, since the acquisition of the investment; the financial condition and operating results of the investee; the long-term potential of the business of the investee; and other factors generally pertinent to the valuation of investments. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

         In the valuation process, MorAmerica Capital uses financial information received monthly, quarterly, and annually from its portfolio companies which includes both audited and unaudited financial statements. This information is used to determine financial condition, performance, and valuation of the portfolio investments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         MACC is exposed to market risk from changes in market prices of publicly traded equity securities held in the MACC consolidated investment portfolio. At December 31, 2002, publicly traded equity securities in the MACC consolidated investment portfolio were recorded at a fair value of $2,582,576. In accordance with MACC's valuation policies and SBA regulations, the fair value of publicly traded equity securities is determined based upon the average of the closing prices (or bid price in the case of over-the-counter equity securities) for the valuation date and the preceding two days. The publicly traded equity securities in the MACC consolidated investment portfolio thus have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% adverse change in quoted market prices, and would amount to a decrease in the recorded value of such publicly traded equity securities of approximately $258,258. Actual results may differ.

         MACC is also exposed to market risk from changes in market interest rates that affect the fair value of MorAmerica Capital's debentures payable determined in accordance with Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value of MorAmerica Capital's outstanding debentures payable at December 31, 2002, was $31,195,000, with a cost of $27,940,000. Fair value of MorAmerica Capital's outstanding debentures payable is calculated by discounting cash flows through estimated maturity using the borrowing rate currently available to MorAmerica Capital for debt of similar original maturity. None of MorAmerica Capital's outstanding debentures payable are publicly traded. Market risk is estimated as the potential increase in fair value resulting from a hypothetical 0.5% decrease in interest rates. Actual results may differ.

       -----------------------------------------------------
                                                      2002
       ------------------------------------------------------
         Fair Value of Debentures Payable         $31,195,000

         Amount Above Cost                        $ 3,255,000

         Additional Market Risk                   $   885,000
       ------------------------------------------------------

ITEM 4.  CONTROLS AND PROCEDURES

                  In accordance with Item 307 of Regulation S-K promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer of MACC (the "Certifying Officers") have conducted evaluations of MACC's disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed MACC's disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective as of the date of this Quarterly Report on Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the Certifying Officers executed an Officer's Certification included in this Quarterly Report on Form 10-Q.

         As of the date of this Quarterly Report on Form 10-Q, there have not been any significant changes in MACC's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

                  MorAmerica Capital is party to arbitration proceedings instituted by TransCore Holdings, Inc., a company (Buyer) seeking indemnification under the Stock Purchase Agreement (the Stock Purchase Agreement), pursuant to which MorAmerica Capital and certain other individuals and institutional investors (collectively, the Sellers) sold their interest in a former portfolio company investment (Portfolio Company). The arbitration proceedings are being administered by JAMS. Under the Stock Purchase Agreement, the Sellers agreed to indemnify Buyer for breaches of representations and warranties as to Portfolio Company made by the Sellers. Buyer claims that accounting irregularities at Portfolio Company resulted in a breach of the Sellers' representations and warranties. The Sellers have retained counsel and forensic accountants to defend the Sellers against Buyer's claim for indemnification. Based on its evaluation of the Buyer's claim and discussions with external legal counsel, MACC believes that it is reasonably possible that a loss may have been incurred as result of the indemnification claim, against which no accrual for loss has been made as of December 31, 2002, but the amount of the possible loss, and therefore its materiality to the financial statements, cannot be estimated. MorAmerica Capital intends to vigorously defend this arbitration.

ITEM 2.  CHANGES IN SECURITIES

         There are no items to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There are no items to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS

         There are no items to report.

ITEM 5.  OTHER INFORMATION

         There are no items to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

         The following exhibits are filed with this quarterly report on Form
         1O-Q:

                  10.1 Material Contract--Letter dated January 15, 2003 relating to MorAmerica Capital Corporation Investment Advisory Agreement
                  99.1     Section 906 Certification of David R. Schroder (CEO)
                  99.2     Section 906 Certification of Robert A. Comey (CFO)

         (b)      Reports on Form 8-K

         MACC filed no current reports on Form 8-K during the quarter ended December 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                MACC PRIVATE EQUITIES INC.


Date:       2/12/03                         By:   /s/David Schroder
     -----------------------------------       -------------------------------
                                                     David Schroder, President


Date:       2/12/03                         By:   /s/Robert A. Comey
     ----------------------------------        -------------------------------
                                                     Robert A. Comey, Treasurer

                                  CERTIFICATION


         I, David R. Schroder, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of MACC Private Equities Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

           /s/  David R. Schroder
       -----------------------------------
       David R. Schroder
       President and Secretary
       (principal executive officer)

                                  CERTIFICATION


         I, Robert A. Comey, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of MACC Private Equities Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to sate a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: February 12, 2003

          /s/  Robert A. Comey
      -----------------------------------
      Robert A. Comey
      Executive Vice President and
      Treasurer
      (principal financial officer)

                                  EXHIBIT INDEX


Exhibit                    Description                                           Page
-------                    -----------                                           ----
10.1              Material Contract--Letter dated January 15, 2003,
                  relating to MorAmerica Capital Corporation
                  Investment Advisory Agreement                                   22

99.1              Section 906 Certification of David R. Schroder (CEO)            25

99.2              Section 906 Certification of Robert A. Comey (CFO)              27
