Form 10-Q
period 2003-03-31
MACC PRIVATE EQUITIES INC
filed 2003-05-14
CIK 923808

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

Yes |X| No | |

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      At April 30, 2003, the registrant had issued and outstanding 2,329,255 shares of common stock.

                                      INDEX

PART I.     FINANCIAL INFORMATION

      Item 1.     Financial Statements                                        Page
                                                                              ----
                  Condensed Consolidated Balance Sheets at March 31,
                  2003 and September 30, 2002 .............................      3

                  Condensed Consolidated Statements of Operations for
                  the three months ended March 31, 2003 and March 31,
                  2002 and the six months ended March 31, 2003 and March
                  31, 2002 ................................................      4

                  Condensed Consolidated Statements of Cash Flows for
                  the six months ended March 31, 2003 and March 31, 2002 ..      5

                  Notes to Condensed Consolidated Financial Statements ....      6

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results Of Operations .....................      8

      Item 3.     Quantitative and Qualitative Disclosure About Market
                  Risk ....................................................     15

      Item 4.     Controls and Procedures .................................     15

PART II.    OTHER INFORMATION .............................................     17

      Item 1.     Legal Proceedings .......................................     17

      Item 4.     Submission of Matters to a Vote of Security Holders .....     17

      Item 6.     Exhibits and Reports on Form 8-K ........................     18

                  Signatures ..............................................     19

                  Certifications ..........................................     20

PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        March 31,      September 30,
                                                          2003             2002
                                                      -------------    -------------
Assets

Loans and investments in portfolio securities,
   at market or fair value:
     Unaffiliated companies (cost
        of $13,619,568 and $15,406,644)               $  14,686,117       16,033,745
     Affiliated companies (cost
        of $21,532,360 and $23,341,683)                  18,971,241       19,212,232
     Controlled companies (cost
        of $4,490,501and $5,053,002)                      5,263,241        5,380,501
Cash and money market accounts                            2,380,928        1,802,603
Other assets, net                                         1,502,154        1,584,620
                                                      -------------    -------------
            Total assets                              $  42,803,681       44,013,701
                                                      =============    =============

Liabilities and net assets

Liabilities:
     Debentures payable, net of discount              $  27,937,275       27,934,004
     Incentive fees payable                                  55,056           55,737
     Accrued interest                                       198,773          187,070
     Accounts payable and other liabilities                 203,458          180,386
                                                      -------------    -------------
            Total liabilities                            28,394,562       28,357,197
                                                      -------------    -------------

Net assets:
     Common stock, $.01 par value per share;
            authorized 4,000,000 shares;
            issued and outstanding 2,329,255 shares          23,293           23,293
     Additional paid-in-capital                          15,107,656       18,808,062
     Unrealized depreciation on investments                (721,830)      (3,174,851)
                                                      -------------    -------------
            Total net assets                             14,409,119       15,656,504
                                                      -------------    -------------
            Total liabilities and net assets          $  42,803,681       44,013,701
                                                      =============    =============
Net assets per share                                  $        6.19             6.72
                                                      =============    =============

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         For the three   For the three   For the six     For the six
                                                         months ended    months ended    months ended    months ended
                                                           March 31,       March 31,       March 31,       March 31,
                                                             2003            2002            2003            2002
                                                         ------------    ------------    ------------    ------------
Investment income:
     Interest
        Unaffiliated companies                           $    138,032         128,353         244,856         346,858
        Affiliated companies                                  246,422         217,116         513,877         430,646
        Controlled companies                                   60,238          77,112         134,500         150,205
        Other                                                   7,671          77,529          15,909          96,238
     Dividends
        Unaffiliated companies                                 93,656          63,477         164,751         118,733
        Affiliated companies                                    2,397          58,572          57,405         139,147
        Controlled companies                                    7,871           7,004          15,742           7,004
     Processing fees                                            9,435          30,331          17,185          59,591
     Other                                                     75,971          33,889          86,026          51,321
                                                         ------------    ------------    ------------    ------------
            Total investment income                           641,693         693,383       1,250,251       1,399,743
                                                         ------------    ------------    ------------    ------------
Operating expenses:
     Interest                                                 550,421         464,404       1,100,841         913,628
     Management fees                                          209,362         278,772         484,430         547,723
     Professional fees                                        230,810          36,009         330,267          78,418
     Other                                                    142,726         129,832         227,837         208,735
                                                         ------------    ------------    ------------    ------------
            Total operating expenses                        1,133,319         909,017       2,143,375       1,748,504
                                                         ------------    ------------    ------------    ------------
            Investment expense, net before tax expense       (491,626)       (215,634)       (893,124)       (348,761)
Income tax expense                                            (15,000)             --         (15,000)             --
                                                         ------------    ------------    ------------    ------------
            Investment expense, net                          (506,626)       (215,634)       (908,124)       (348,761)
                                                         ------------    ------------    ------------    ------------
Realized  and unrealized (loss) gain on investments:
     Net realized (loss) gain on investments
        Unaffiliated companies                               (218,959)        313,450        (748,780)        337,403
        Affiliated companies                                       --        (717,085)     (2,043,502)     (2,956,488)
     Net change in unrealized appreciation/
          depreciation on investments                        (575,371)       (263,859)      2,453,021       1,455,828
                                                         ------------    ------------    ------------    ------------
            Net loss on investments                          (794,330)       (667,494)       (339,261)     (1,163,257)
                                                         ------------    ------------    ------------    ------------
            Net change in net assets
                 from operations                         $ (1,300,956)       (883,128)     (1,247,385)     (1,512,018)
                                                         ============    ============    ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the six     For the six
                                                                                   months ended    months ended
                                                                                     March 31,       March 31,
                                                                                       2003            2002
                                                                                   ------------    ------------
Cash flows from operating activities:
     Decrease in net assets from operations                                        $ (1,247,385)     (1,512,018)
                                                                                   ------------    ------------

     Adjustments to reconcile decrease in net assets from operations to net cash used in operating activities:
               Net realized and unrealized loss on investments                          339,261       1,163,257
               Change in accrued interest, incentive fees payable,
                        accounts payable and other liabilities                           34,775        (101,272)
               Other                                                                     21,001          30,169
                                                                                   ------------    ------------
                     Total adjustments                                                  395,037       1,092,154
                                                                                   ------------    ------------
                         Net cash used in operating activities                         (852,348)       (419,864)
                                                                                   ------------    ------------

Cash flows from investing activities:
     Proceeds from disposition of and payments on
          loans and investments in portfolio securities                               1,619,700       2,536,364
     Purchases of loans and investments in
          portfolio securities                                                         (124,027)     (5,835,752)
     Proceeds from disposition of short-term investments                                     --          92,500
     Purchases of short-term investments                                                     --        (116,678)
                                                                                   ------------    ------------
                         Net cash provided by (used in) investing activities          1,495,673      (3,323,566)
                                                                                   ------------    ------------

Cash flows from financing activities:
     Proceeds from debt issuance, net of commitment fees                                     --       5,850,000
     Payment of commitment fees                                                         (65,000)             --
                                                                                   ------------    ------------
                         Net cash (used in) provided by financing activities            (65,000)      5,850,000
                                                                                   ------------    ------------
                         Net increase in cash and cash equivalents                      578,325       2,106,570
Cash and cash equivalents at beginning of period                                      1,802,603         795,594
                                                                                   ------------    ------------
Cash and cash equivalents at end of period                                         $  2,380,928       2,902,164
                                                                                   ============    ============
Supplemental disclosure of cash flow information -
     Cash paid during the period for interest                                      $  1,034,157         812,787
                                                                                   ============    ============
Supplemental disclosure of noncash investing and financing
      information -
      Debt issuance costs financed with debentures payable                         $         --         150,000
     Assets received in exchange of securities                                          194,523         115,805
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

(3)   Loss Contingency

      MorAmerica Capital is party to arbitration proceedings instituted by TransCore Holdings, Inc., a company (Buyer) seeking indemnification under the Stock Purchase Agreement (the Stock Purchase Agreement), pursuant to which MorAmerica Capital and certain other individuals and institutional investors (collectively, the Sellers) sold their interest in a former portfolio company investment (Portfolio Company). The arbitration proceedings are being administered by JAMS. Under the Stock Purchase Agreement, the Sellers agreed to indemnify Buyer for breaches of representations and warranties as to Portfolio Company made by the Sellers. Buyer claims that accounting irregularities at Portfolio Company resulted in a breach of the Sellers' representations and warranties. The Sellers have retained counsel and forensic accountants to defend the Sellers against Buyer's claim for indemnification. Based on its evaluation of the Buyer's claim and discussions with external legal counsel, MACC believes that it is reasonably possible that a loss may have been incurred as result of the indemnification claim, against which no accrual for loss has been made as of March 31, 2003, because the amount of the possible loss, and therefore its materiality to the financial statements, cannot be estimated. MorAmerica Capital intends to vigorously defend this arbitration. MorAmerica Capital owns debt securities of Buyer with a face value of $508,761, acquired as part of the sale of the Portfolio Company. Buyer has defaulted on interest payments due on these debt securities. In light of the interest default and related dispute, at March 31, 2003, MorAmerica Capital reduced the valuation of these debt securities to $254,380.

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

      Second Quarter Ended March 31, 2003 Compared to Second Quarter Ended March 31, 2002

                                             For the three months
                                               ended March 31,
                                           ------------------------
                                               2003          2002       Change
                                           ------------    --------    --------
Investment income                          $    641,693     693,383     (51,690)
Operating expenses                           (1,133,319)   (909,017)   (224,302)
Income taxes                                    (15,000)         --     (15,000)
                                           ------------    --------    --------
Investment expense, net                        (506,626)   (215,634)   (290,992)
                                           ------------    --------    --------
Net realized loss on investments               (218,959)   (403,635)    184,676
Net change in unrealized appreciation/
          depreciation on investments          (575,371)   (263,859)   (311,512)
                                           ------------    --------    --------
Net loss on investments                        (794,330)   (667,494)   (126,836)
                                           ------------    --------    --------
Net change in net assets from operations   $ (1,300,956)   (883,128)   (417,828)
                                           ============    ========    ========
Net asset value:
            Beginning of period            $       6.74        8.33
                                           ============    ========
            End of period                  $       6.19        7.96
                                           ============    ========

Investment Income

      During the current year second quarter, total investment income was $641,693, a decrease of $51,690, or 7%, from total investment income of $693,383 from the prior year second quarter. In the current year second quarter as compared to the prior year second quarter, interest income decreased $47,747, or 10%, dividend income decreased $25,129, or 19%, processing fees decreased $20,896, or 69%, and other income increased $42,082, or 124%. The decrease in interest income is due to five investments which were on non-accrual of interest status in the current year second quarter which were accruing interest in the prior year second quarter and also the lower interest rate earned on cash on hand held in interest earning investments. In the current year second quarter and in the prior year second quarter MACC received dividends on four existing portfolio companies, two of which are distributions from limited liability companies, however, the distributions from limited liability companies in the prior year second quarter were larger. Processing fees decreased due to only one follow-on portfolio company investment in the current year second quarter in which MACC received processing fees at the closing, compared to one new portfolio company investment in which MACC received a processing fee at closing and a processing fee received on the restructuring of an existing portfolio company in the prior year second quarter. The increase in other income is due to the receipt of advisory fees from two portfolio companies in the current year second quarter, as compared to only one portfolio company paying advisory fees and the increase in valuation of a receivable in the prior year second quarter.

Operating Expenses

      Total operating expenses for the second quarter of the current year were $1,133,319, an increase of $224,302, or 25%, as compared to total operating expenses for the prior year second quarter of $909,017. Interest expense increased $86,017, or 19%, in the current year second quarter due to $3,000,000 of additional borrowings of SBA-guaranteed debentures during the latter part of the prior year second quarter and $955,000 of additional borrowings of SBA-guaranteed debentures since the end of the prior year second quarter. Management fees decreased $69,410, or 25%, in the current year second quarter due to MACC's investment advisor agreeing to a voluntary, temporary reduction in management fees to reduce the expenses of MACC. Professional fees increased $194,801, or 541%, in the current year second quarter due to increased legal fees in connection with arbitration proceedings related to the sale of a former portfolio company and increased legal and accounting fees to comply with new securities and exchange corporate governance requirements. Professional fees are expected to be higher for at least the next three months as a result of the item identified in Note 3 to the Unaudited Condensed Consolidated Financial Statements. Other expenses increased $12,894, or 10%, in the current year second quarter as compared to the prior year second quarter mainly due to the change in the other assets loss provision.

Investment Expense, Net

      As a result of the factors discussed above, for the current year second quarter, MACC recorded a net investment expense of $491,626, as compared to net investment expense of $215,634 during the prior year second quarter.

Realized (Loss) Gain on Disposition of Investments

      During the current year second quarter, MACC recorded net realized loss on investments of $218,959, as compared with net realized loss on investments of $403,635 during the prior year second quarter. In the current year second quarter, MACC realized a loss of $236,785 from the sale of one portfolio company of which $270,004 was previously recorded as unrealized depreciation. MACC also recovered $17,826 from one portfolio company investment which was written off in a prior period. Management does not attempt to maintain a comparable level of realized gains quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities and investing in new portfolio investments.

Changes in Unrealized Appreciation/Depreciation of Investments

      MACC recorded net change in unrealized appreciation/depreciation on investments of $575,371 during the current year second quarter, as compared to $263,859 during the prior year second quarter. This net change in unrealized appreciation/depreciation on investments of $575,371 is the net effect of increases in fair value of five portfolio companies totaling $870,703, decreases in fair value of eight portfolio companies totaling $1,716,078, and the reversal of $270,004 of depreciation resulting from the sale of one portfolio company referenced above.

      Net change in unrealized appreciation/depreciation on investments represents the change for the period in the unrealized appreciation net of unrealized depreciation on MACC's total investment portfolio. When MACC increases the fair value of a portfolio investment above its cost, the unrealized appreciation for the portfolio as a whole increases, and when MACC decreases the fair value of a portfolio investment below its cost, unrealized depreciation for the portfolio as a whole increases. When MACC sells an appreciated portfolio investment for a gain, unrealized appreciation for the portfolio as a whole decreases as the gain is realized. Similarly, when MACC sells or writes off a depreciated portfolio investment for a loss, unrealized depreciation for the portfolio as a whole decreases as the loss is realized.

Net Change in Net Assets from Operations

      MACC experienced a decrease of $1,300,956 in net assets at the end of the second quarter of fiscal year 2003, and the resulting net asset value per share was $6.19 as of March 31, 2003, as compared to $6.72 as of September 30, 2002. Although general economic conditions continue to have an adverse impact on the operating results and financial condition of a number of MACC's portfolio companies, the majority of MACC's forty-two portfolio companies continue to be valued at cost or above. MACC has seventeen portfolio investments valued at cost and has recorded unrealized appreciation on thirteen portfolio investments and has recorded unrealized depreciation on twelve portfolio investments.

      To mitigate the effects of the current economic environment on MACC's operating performance during fiscal 2003, MACC's investment advisor voluntarily agreed to reduce the amount of management fees payable by MACC from January 1, 2003 through February 29, 2004. In addition, MACC has reduced its projected investment rate and projected borrowing rate in the revised fiscal 2003 budget. Recent years have been difficult years for the venture capital industry, with few comparisons to past business cycles. The declines in the stock market, increased regulations, world tensions, terrorism and the war in Iraq, all contribute to increased risk and uncertainty to future performance of MACC's investment portfolio. If the economy improves over the next six months, management believes MACC's investment portfolio will benefit from improved operating performance at a number of portfolio companies and a more robust market for corporate acquisitions.

      Six Months Ended March 31, 2003, Compared to Six Months Ended March 31,
2002

                                                           For the six months
                                                             ended March 31,
                                                      ----------------------------
                                                          2003            2002         Change
                                                      ------------    ------------    --------
Investment income                                     $  1,250,251       1,399,743    (149,492)
Operating expense                                       (2,143,375)     (1,748,504)   (394,871)
Income taxes                                               (15,000)             --     (15,000)
                                                      ------------    ------------    --------
Investment expense, net                                   (908,124)       (348,761)   (559,363)
                                                      ------------    ------------    --------
Net realized (loss) gain on investments                 (2,792,282)     (2,619,085)   (173,197)
Net increase (decrease) in unrealized appreciation/
          depreciation on investments                    2,453,021       1,455,828     997,193
                                                      ------------    ------------    --------
Net loss on investments                                   (339,261)     (1,163,257)    823,996
                                                      ------------    ------------    --------
Net change in net assets from operations              $ (1,247,385)     (1,512,018)    264,633
                                                      ============    ============    ========
Net asset value:
            Beginning of period                       $       6.72            8.60
                                                      ============    ============
            End of period                             $       6.19            7.96
                                                      ============    ============

Investment Income

      During the current year six-month period, total income of $1,250,251 was a decrease of $149,492, or 11%, from total income of $1,399,743 in the prior year six-month period. For the current year six-month period as compared to the prior year six-month period, interest income decreased 11% to $909,142 from $1,023,947, dividend income decreased 10% to $237,898 from $264,884, processing fee income decreased 71% to $17,185 from $59,591 and other income increased 68% to $86,026 from $51,321. The decrease in interest income is due to the reasons stated above for the current year second quarter. In the current year six-month period, MACC received dividends on seven existing portfolio companies, four of which are distributions from limited liability companies, as compared to dividend income received on five portfolio companies in the prior year six-month period, three of which were distributions from limited liability companies, however the dividends received in the prior year six-month period were larger. Processing fees decreased due to only one follow-on investment and one existing portfolio company investment in which MACC received processing fees at the closing, compared to one new portfolio company investment made in the prior year period, a restructuring of an existing portfolio company investment and a follow-on investment in which MACC received processing fees at closing. Other income increased due to the receipt of advisory fees from two portfolio companies in the current year six-month period, as compared to only one portfolio company paying advisory fees and the increase in valuation of a receivable in the prior year six-month period.

Operating Expenses

      Total operating expenses for the current year six-month period were $2,143,375 an increase of $394,871, or 23%, as compared to total operating expenses for the prior year six-month period of $1,748,504. Interest expense increased 20% to $1,100,841 in the current year six-month period as compared to $913,628 in the prior year six-month period due to $3,000,000 of additional borrowings of SBA-guaranteed debentures during the latter part of the prior year six-month period and $955,000 of additional borrowings of SBA-guaranteed debentures since the end of the prior year six-month period. Management fees decreased 12% to $484,430 in the current year six-month period as compared to $547,723 in the prior year six-month period due to MACC's investment advisor agreeing to a voluntary, temporary reduction in management fees from January 1, 2003 through February 29, 2004 to reduce the expenses of MACC. Professional fees increased 321% to $330,267 in the current year six-month period from $78,418 in the prior year six-month period. Professional fees are expected to be higher for at least the next three months as a result of the item identified in Note 3 to the Unaudited Condensed Consolidated Financial Statements. Other expenses increased 9% to $227,837 from $208,735 in the current year six-month period as compared to the prior year six-month period mainly due to the change in the other assets loss provision.

Investment Expense, Net

      For the current year six-month period, MACC recorded a net investment expense of $893,124, as compared to $348,761 during the prior year six-month period.

Realized (Loss) Gain on Disposition of Investments

      During the current year six-month period, MACC recorded net realized loss on investments of $2,792,282, as compared with net realized loss on investments of $2,619,085 during the prior year six-month period. In the current year six-month period, MACC realized losses of $236,785 from the sale of one portfolio company and $2,573,323 from the write-off of two portfolio companies, of which $2,842,774 was previously recorded as unrealized depreciation. MACC also recovered $17,826 from one portfolio company investment which was written off in a prior period. Management does not attempt to maintain a comparable level of realized gains from year to year but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities and investing in new portfolio investments.

Changes in Unrealized Appreciation/Depreciation of Investments

      MACC recorded net change in unrealized appreciation/depreciation on investments of $2,453,021 during the current year six-month period, as compared to $1,455,828 during the prior year period. This net change in unrealized appreciation/depreciation on investments of $2,453,021 is the net effect of increases in fair value of nine portfolio companies totaling $1,625,697, decreases in fair value of eleven portfolio companies totaling $2,080,448, the reversal of $335,002 of depreciation from the sale of one portfolio company investment, and the reversal of $2,572,770 of depreciation resulting from the write-off of the investment in two portfolio companies referenced above.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      To date, MACC has relied upon several sources to fund its investment activities, including MACC's cash and money market accounts and the Small Business Investment Company ("SBIC") leverage program operated by the Small Business Administration (the "SBA").

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

      As of March 31, 2003, MACC's cash and money market accounts totaled $2,380,928. MACC has commitments for an additional $3,500,000 and $6,500,000 in SBA guaranteed debentures, which expire on September 30, 2005 and September 30, 2007, respectively. MACC believes that its existing cash and money market accounts, the $10,000,000 SBA commitments, and other anticipated cash flows, will provide adequate funds for MACC's anticipated cash requirements during the current fiscal year, including portfolio investment activities, principal and interest payments on outstanding debentures payable and administrative expenses. MACC's investment objective has been revised to invest $5,000,000 in new and follow-on investments during the current fiscal year subject to further adjustment based upon current economic and operating conditions.

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

      MACC anticipates that it will rely primarily on its current cash and money market accounts, the SBIC capital program and its cash flows from operations to fund its investment activities and other cash requirements during fiscal year 2003. Although management believes these sources will provide sufficient funds for MACC to meet its fiscal 2003 investment level objective and other anticipated cash requirements, there can be no assurances that the SBIC capital program will continue to be available to MACC or that MACC's cash flows from operations will be as projected. MACC's cash flow could also be reduced by the loss contingency discussed in Note 3 to the Unaudited Condensed Consolidated Financial Statements.

                               PORTFOLIO ACTIVITY

      MACC's primary business is investing in and lending to businesses through investments in subordinated debt (generally with detachable equity warrants), preferred stock and common stock. The total portfolio value of investments in publicly and non-publicly traded securities was $38,920,599 and $40,626,478 at March 31, 2003 and September 30, 2002, respectively. During the three months ended March 31, 2003, MACC invested

$124,027 in follow-on investments in two existing portfolio companies. Management views investment objectives for any given year as secondary in importance to MACC's overriding concern of investing in only those portfolio companies which satisfy MACC's investment criteria. MACC's investment objective for fiscal year 2003 has been revised for total new and follow-on investments of $5,000,000.

      MACC frequently co-invests with other funds managed by MACC's investment advisor and with funds affiliated with MACC's largest shareholder, Zions First National Bank. When it makes any co-investment with these related funds, MACC follows certain procedures consistent with orders of the Securities and Exchange Commission for related party co-investments to reduce or eliminate conflict of interest issues. MACC did not co-invest with any other fund during the six months ended March 31, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      MACC is exposed to market risk from changes in market prices of publicly traded equity securities held in the MACC consolidated investment portfolio. At March 31, 2003, publicly traded equity securities in the MACC consolidated investment portfolio were recorded at a fair value of $2,846,198. In accordance with MACC's valuation policies and SBA regulations, the fair value of publicly traded equity securities is determined based upon the average of the closing prices (or bid price in the case of over-the-counter equity securities) for the valuation date and the preceding two days. The publicly traded equity securities in the MACC consolidated investment portfolio thus have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% adverse change in quoted market prices, and would amount to a decrease in the recorded value of such publicly traded equity securities of approximately $284,620. Actual results may differ.

      MACC is also exposed to market risk from changes in market interest rates that affect the fair value of MorAmerica Capital's debentures payable determined in accordance with Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value of MorAmerica Capital's outstanding debentures payable at March 31, 2003, was $31,178,000, with a cost of $27,940,000. Fair value of MorAmerica Capital's outstanding debentures payable is calculated by discounting cash flows through estimated maturity using the borrowing rate currently available to MorAmerica Capital for debt of similar original maturity. None of MorAmerica Capital's outstanding debentures payable are publicly traded. Market risk is estimated as the potential increase in fair value resulting from a hypothetical 0.5% decrease in interest rates. Actual results may differ.

                                                        2003
                                                    -----------
                 Fair Value of Debentures Payable   $31,178,000
                 Amount Above Cost                  $ 3,238,000
                 Additional Market Risk             $   860,000

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

            MorAmerica Capital is party to arbitration proceedings instituted by TransCore Holdings, Inc., a company (Buyer) seeking indemnification under the Stock Purchase Agreement (the Stock Purchase Agreement), pursuant to which MorAmerica Capital and certain other individuals and institutional investors (collectively, the Sellers) sold their interest in a former portfolio company investment (Portfolio Company). The arbitration proceedings are being administered by JAMS. Under the Stock Purchase Agreement, the Sellers agreed to indemnify Buyer for breaches of representations and warranties as to Portfolio Company made by the Sellers. Buyer claims that accounting irregularities at Portfolio Company resulted in a breach of the Sellers' representations and warranties. The Sellers have retained counsel and forensic accountants to defend the Sellers against Buyer's claim for indemnification. Based on its evaluation of the Buyer's claim and discussions with external legal counsel, MACC believes that it is reasonably possible that a loss may have been incurred as result of the indemnification claim, against which no accrual for loss has been made as of March 31, 2003, because the amount of the possible loss, and therefore its materiality to the financial statements, cannot be estimated. MorAmerica Capital intends to vigorously defend this arbitration. MorAmerica Capital owns debt securities of Buyer with a face value of $508,761, acquired as part of the sale of the Portfolio Company. Buyer has defaulted on interest payments due on these debt securities. In light of the interest default and related dispute, at March 31, 2003, MorAmerica Capital reduced the valuation of these debt securities to $254,380.

ITEM 2. CHANGES IN SECURITIES

      There are no items to report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      There are no items to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On February 25, 2003, MACC's 2003 Annual Meeting of Shareholders (the "Meeting") was held in Cedar Rapids, Iowa. A quorum of 1,728,171 shares, or approximately 74.19% of issued and outstanding shares as of December 31, 2002, were represented in person or by proxy at the Meeting. The shareholders considered two proposals at the Meeting.

            With respect to the first proposal, the shareholders elected three directors to serve until 2004 Annual Meeting of Shareholders or until their respective successors shall be elected and qualified. These directors and the votes cast in favor of and withheld with respect to each are as follows:

            Director          For         Withheld
            ---------------   ---------   --------
            Henry T. Madden   1,708,877     19,294
            Todd J. Stevens   1,713,099     15,072
            John D. Wolfe     1,710,061     18,110

            The term of office of each of the following directors of MACC continued beyond the date of the Meeting: Paul M. Bass, Jr.; Robert A. Comey; Michael W. Dunn; Gordon J. Roth; and David R. Schroder.

            With regard to the second proposal, the shareholders voted to ratify the appointment of KPMG LLP as independent auditors for MACC for Fiscal year 2003 by a vote of 1,702,800 in favor of ratification and 7,547 against ratification, with 17,824 shares abstaining.

ITEM 5. OTHER INFORMATION

      There are no items to report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits

      The following exhibits are filed with this quarterly report on Form 1O-Q:

            10.1.d. Fourth Amendment to Investment Advisory Agreement between the Corporation and InvestAmerica Investment Advisors, Inc., dated February 25, 2003.

            10.2.c. Third Amendment to Investment Advisory Agreement between MorAmerica Capital Corporation and InvestAmerica Investment Advisors, Inc., dated February 25, 2003.

            99.1        Section 906 Certification of David R. Schroder (CEO)

            99.2        Section 906 Certification of Robert A. Comey (CFO)

      (b) Reports on Form 8-K

      MACC filed no current reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MACC PRIVATE EQUITIES INC.

Date: 5/12/03                       By: /s/ David Schroder
                                        ----------------------------------------
                                        David Schroder, President


Date: 5/12/03                       By: /s/ Robert A. Comey
                                        ----------------------------------------
                                        Robert A. Comey, Treasurer

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

Date: May 12, 2003


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

Date: May 12, 2003


      /s/ Robert A. Comey
      -----------------------------
      Robert A. Comey
      Executive Vice President and
      Treasurer
      (principal financial officer)

                                  EXHIBIT INDEX

Exhibit                            Description                              Page
-------                            -----------                              ----
10.1.d      Fourth Amendment to Investment Advisory Agreement between         25
            MACC Private Equities Inc. and InvestAmerica Investment
            Advisors, Inc.

10.2.c.     Third Amendment to Investment Advisory Agreement between          28
            MorAmerica Capital Corporation and InvestAmerica Investment
            Advisors, Inc.

99.1        Section 906 Certification of David R. Schroder (CEO)              31

99.2        Section 906 Certification of Robert A. Comey (CFO)                33