Form 10-Q
period 2003-06-30
MACC PRIVATE EQUITIES INC
filed 2003-08-14
CIK 923808

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to____________

                         Commission file number 0-24412

                           MACC Private Equities Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                              42-1421406
  ---------------------------------------------    -------------------------
  (State or other jurisdiction of incorporation        (I.R.S. Employer
             or organization)                         Identification No.)

           101 Second Street SE, Suite 800, Cedar Rapids, Iowa 52401
           ---------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (319) 363-8249
                ------------------------------------------------
              (Registrant's telephone number, including area code)

                ________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

         At July 31, 2003, the registrant had issued and outstanding 2,329,255 shares of common stock.

                                      INDEX

                                                                          Page
                                                                          ----
PART I.          FINANCIAL INFORMATION

     Item 1.     Financial Statements

                 Condensed Consolidated Balance Sheets at June 30, 2003
                 and September 30, 2002 ................................    3

                 Condensed Consolidated Statements of Operations for the
                 three months ended June 30, 2003 and June 30, 2002 and
                 the nine months ended June 30, 2003 and June 30,
                 2002...................................................    4

                 Condensed Consolidated Statements of Cash Flows for
                 the nine months ended June 30, 2003 and June 30, 2002..    5

                 Notes to Condensed Consolidated Financial Statements...    6

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results Of Operations....................    8

     Item 3.     Quantitative and Qualitative Disclosure About
                 Market Risk............................................   15

     Item 4.     Controls and Procedures................................   16

PART II.         OTHER INFORMATION......................................   17

     Item 1.     Legal Proceedings......................................   17

     Item 6.     Exhibits and Reports on Form 8-K.......................   18

                 Signatures.............................................   18

                 Certifications.........................................   19

PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               June 30,   September 30,
                                                                                 2003         2002
                                                                            ------------  -------------
Assets

Loans and investments in portfolio securities, at market or fair value:
     Unaffiliated companies (cost of $13,778,052 and $15,406,644)           $ 12,097,662    16,033,745
     Affiliated companies (cost of $22,640,399 and $23,341,683)               20,377,501    19,212,232
     Controlled companies (cost of $4,490,501and $5,053,002)                   4,756,001     5,380,501
Cash and money market accounts                                                 2,160,550     1,802,603
Other assets, net                                                              1,315,169     1,584,620
                                                                            ------------    ----------

            Total assets                                                    $ 40,706,883    44,013,701
                                                                            ============    ==========

Liabilities and net assets

Liabilities:
     Debentures payable, net of discount                                    $ 27,938,910    27,934,004
     Incentive fees payable                                                       27,528        55,737
     Accrued interest                                                            684,057       187,070
     Accounts payable and other liabilities                                      460,687       180,386
                                                                            ------------    ----------

            Total liabilities                                                 29,111,182    28,357,197
                                                                            ------------    ----------

Net assets:
     Common stock, $.01 par value per share;
            authorized 4,000,000 shares;
            issued and outstanding 2,329,255 shares                               23,293        23,293
     Additional paid-in-capital                                               15,250,196    18,808,062
     Unrealized depreciation on investments                                   (3,677,788)   (3,174,851)
                                                                            ------------    ----------

            Total net assets                                                  11,595,701    15,656,504
                                                                            ------------    ----------

            Total liabilities and net assets                                $ 40,706,883    44,013,701
                                                                            ============    ==========

Net assets per share                                                        $       4.98          6.72
                                                                            ============    ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        For the three  For the three  For the nine  For the nine
                                                        months ended   months ended   months ended  months ended
                                                           June 30,       June 30,      June 30,      June 30,
                                                             2003           2002          2003          2002
                                                        -------------  -------------  ------------  ------------
Investment income:
     Interest
        Unaffiliated companies                           $   145,667       178,170       390,523        464,993
        Affiliated companies                                 271,734       263,088       785,611        753,769
        Controlled companies                                  60,626        77,502       195,126        227,707
        Other                                                  6,998        22,326        22,907        118,564
Dividends
        Unaffiliated companies                                74,141        67,032       238,892        185,765
        Affiliated companies                                 131,756       145,364       189,161        284,511
        Controlled companies                                   7,700         7,700        23,442         14,704
     Processing fees                                           5,556        19,213        22,741         78,804
     Other                                                    11,556        44,019        97,582         95,340
                                                         -----------     ---------    ----------      ---------
            Total investment income                          715,734       824,414     1,965,985      2,224,157
                                                         -----------     ---------    ----------      ---------

Operating expenses:
    Interest                                                 550,420       543,913     1,651,261      1,457,541
    Management fees                                          209,362       285,914       693,792        833,637
    Professional fees                                        467,257        96,884       797,524        175,302
    Other                                                    245,389        48,203       473,226        256,938
                                                         -----------     ---------    ----------      ---------
            Total operating expenses                       1,472,428       974,914     3,615,803      2,723,418
                                                         -----------     ---------    ----------      ---------

            Investment expense, net before tax expense      (756,694)     (150,500)   (1,649,818)      (499,261)

Income tax expense                                                --       (60,000)      (15,000)       (60,000)
                                                         -----------     ---------    ----------      ---------
            Investment expense, net                         (756,694)     (210,500)   (1,664,818)      (559,261)
                                                         -----------     ---------    ----------      ---------

Realized  and unrealized gain (loss) on investments:
     Net realized gain (loss) on investments
        Unaffiliated companies                               748,734    (1,975,242)          (46)    (1,637,839)
        Affiliated companies                                 150,500            --    (1,893,002)    (2,956,488)
     Net change in unrealized appreciation/
          depreciation on investments                     (2,955,958)    2,579,431      (502,937)     4,035,259
                                                         -----------     ---------    ----------      ---------
            Net (loss) gain on investments                (2,056,724)      604,189    (2,395,985)      (559,068)
                                                         -----------     ---------    ----------      ---------
            Net change in net assets
                 from operations                         $(2,813,418)      393,689    (4,060,803)    (1,118,329)
                                                         ===========       =======    ==========     ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the nine  For the nine
                                                                                   months ended  months ended
                                                                                     June 30,      June 30,
                                                                                       2003          2002
                                                                                   ------------  -----------
Cash flows from operating activities:
     Decrease in net assets from operations                                        $(4,060,803)   (1,118,329)
                                                                                   -----------   -----------
     Adjustments to reconcile decrease in net assets from operations to net cash used in operating activities:
               Net realized and unrealized loss on investments                       2,395,985       559,068
               Net realized and unrealized loss (gain) on other assets                 238,309       (48,837)
               Change in accrued interest, incentive fees payable,
                        accounts payable and other liabilities                         777,288       364,926
               Other                                                                  (169,305)      (10,860)
                                                                                   -----------   -----------
                     Total adjustments                                               3,242,277       864,297
                                                                                   -----------   -----------
                         Net cash used in operating activities                        (818,526)     (254,032)
                                                                                   -----------   -----------
Cash flows from investing activities:
     Proceeds from disposition of and payments on
          loans and investments in portfolio securities                              2,218,500     2,903,000
     Purchases of loans and investments in
          portfolio securities                                                        (977,027)   (6,606,183)
     Proceeds from disposition of short-term investments                                    --        92,500
     Purchases of short-term investments                                                    --      (118,551)
                                                                                   -----------   -----------
                         Net cash provided by (used in) investing activities         1,241,473    (3,729,234)
                                                                                   -----------   -----------
Cash flows from financing activities:
     Proceeds from debt issuance, net of commitment fees                                    --     5,850,000
     Payment of commitment fees                                                        (65,000)           --
                                                                                   -----------   -----------
                         Net cash (used in) provided by financing activities           (65,000)    5,850,000
                                                                                   -----------   -----------
                         Net increase in cash and cash equivalents                     357,947     1,866,734

Cash and cash equivalents at beginning of period                                     1,802,603       795,594
                                                                                   -----------   -----------
Cash and cash equivalents at end of period                                         $ 2,160,550     2,662,328
                                                                                   ===========   ===========
Supplemental disclosure of cash flow information -
     Cash paid during the period for interest                                      $ 1,071,804       850,434
                                                                                   ===========   ===========
Supplemental disclosure of noncash investing and financing
      information -
      Debt issuance costs financed with debentures payable                         $        --       150,000
      Assets received in exchange of securities                                        699,428       149,408
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

(3)      Loss Contingency

         MorAmerica Capital is party to arbitration proceedings instituted by TransCore Holdings, Inc., a company (Buyer) seeking indemnification under the Stock Purchase Agreement (the Stock Purchase Agreement), pursuant to which MorAmerica Capital and certain other individuals and institutional investors (collectively, the Sellers) sold their interest in a former portfolio company investment (Portfolio Company). The arbitration proceedings are being administered by JAMS. Under the Stock Purchase Agreement, the Sellers agreed to indemnify Buyer for breaches of representations and warranties as to Portfolio Company made by the Sellers. Buyer claims that accounting irregularities at Portfolio Company resulted in a breach of the Sellers' representations and warranties. The Sellers have retained counsel and forensic accountants to defend the Sellers against Buyer's claim for indemnification. Following discovery, depositions and other preliminary proceedings, in June the formal arbitration proceedings commenced and are being intensively contested by all parties. Based on the current schedule for the arbitration, a decision will not be rendered until at least December, 2003. Based on its evaluation of the Buyer's claim and discussions with external legal counsel, MACC believes that it is reasonably possible that a loss may have been incurred as a result of the indemnification claim, against which no accrual for loss has been made as of June 30, 2003, because the amount of the possible loss, and therefore its materiality to the financial statements, cannot be estimated. MorAmerica Capital intends to continue vigorously defending this arbitration. MorAmerica Capital owns debt securities of Buyer with a face value of $508,761, acquired as part of the sale of the Portfolio Company. Buyer has defaulted on interest payments due on these debt securities. On March 31, 2003, MorAmerica reduced the valuation of the debt securities by $254,380 in light of the interest default and information regarding the related dispute as of that date. On June 30, 2003, MorAmerica further reduced the valuation of these debt securities by $254,380 to $1 based upon the continuing interest default and additional information regarding the related dispute as of that date.

                  [Remainder of page intentionally left blank]

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by MACC pursuant to the safe-harbor provisions of the 1995 Act, and are identified as including terms such as "may," "will," "should," "expects," "anticipates," "estimates," "plans," or similar language. In connection with these safe-harbor provisions, MACC has identified in its Annual Report to Shareholders for the fiscal year ended September 30, 2002, important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of MACC, including, without limitation, the high risk nature of MACC's portfolio investments, the effects of general economic conditions on MACC's portfolio companies, the effects of recent or future losses on the ability of MorAmerica Capital to comply with applicable regulations of the Small Business Administration and MorAmerica Capital's ability to obtain future funding, any failure to achieve annual investment level objectives, changes in prevailing market interest rates, contractions in the markets for corporate acquisitions and initial public offerings, and an adverse outcome on the pending arbitration proceedings against MorAmerica Capital. MACC further cautions that such factors are not exhaustive or exclusive. MACC does not undertake to update any forward-looking statement which may be made from time to time by or on behalf of MACC.

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

Third Quarter Ended June 30, 2003 Compared to Third Quarter Ended June 30, 2002

                                              For the three months
                                                  ended June 30,
                                           -------------------------
                                               2003          2002        Change
                                           -------------------------   ---------
Investment income                          $   715,734      824,414     (108,680)
Operating expenses                          (1,472,428)    (974,914)    (497,514)
Income taxes                                        --      (60,000)      60,000
                                           -----------   ----------   ----------
Investment expense, net                       (756,694)    (210,500)    (546,194)
                                           -----------   ----------   ----------
Net realized gain (loss) on investments        899,234   (1,975,242)   2,874,476
Net change in unrealized appreciation/
          depreciation on investments       (2,955,958)   2,579,431   (5,535,389)
                                           -----------   ----------   ----------
Net (loss) gain on investments              (2,056,724)     604,189   (2,660,913)
                                           -----------   ----------   ----------
Net change in net assets from operations   $(2,813,418)     393,689   (3,207,107)
                                           ===========   ==========   ==========
Net asset value:
            Beginning of period            $      6.74         7.96
                                           ===========   ==========
            End of period                  $      4.98         8.12
                                           ===========   ==========

Investment Income

         During the current year third quarter, total investment income was $715,734, a decrease of $108,680, or 13%, from total investment income of $824,414 from the prior year third quarter. In the current year third quarter as compared to the prior year third quarter, interest income decreased $56,061, or 10%, dividend income decreased $6,499, or 3%, processing fees decreased $13,657, or 71%, and other income decreased $32,463, or 74%. The decrease in interest income is due to four investments which were on non-accrual of interest status in the current year third quarter which were accruing interest in the prior year third quarter and also the lower interest rate earned on cash on hand held in interest earning investments. In the current year third quarter MACC received dividends on seven existing portfolio companies, four of which are distributions from limited liability companies, as compared to dividend income received on seven existing portfolio companies, six of which were distributions from limited liability companies in the prior year third quarter. The distributions from limited liability companies in the prior year third quarter were larger than in the current year third quarter. Processing fees decreased due to only one restructure of an existing portfolio company investment in the current year third quarter in which MACC received a processing fee, compared to one new portfolio company investment in which MACC received a processing fee at closing and a processing fee received on the restructuring of an existing portfolio company in the prior year third quarter. The decrease in other income is due to the increase in valuation of a receivable in the prior year third quarter.

Operating Expenses

         Total operating expenses for the third quarter of the current year were $1,472,428, an increase of $497,514, or 51%, as compared to total operating expenses for the prior year third quarter of $974,914. Interest expense increased $6,507, or 1%, in the current year third quarter due to $955,000 of additional borrowings of SBA-guaranteed debentures since the end of the prior year third quarter. Management fees decreased $76,552, or 27%, in the current year third quarter due to MACC's investment advisor agreeing to a voluntary, temporary reduction in management fees to reduce the expenses of MACC. Professional fees increased $370,373, or 382%, in the current year third quarter primarily due to increased legal fees in connection with arbitration proceedings related to the sale of a former portfolio company and increased legal and accounting fees to comply with new securities and exchange corporate governance requirements. Professional fees are expected to be higher for at least the next six months as a result of the item identified in Note 3 to the Unaudited Condensed Consolidated Financial Statements. Other expenses increased $197,186, or 409%, in the current year third quarter as compared to the prior year third quarter mainly due to the change in the other assets loss provision.

Investment Expense, Net

         As a result of the factors discussed above, for the current year third quarter, MACC recorded a net investment expense of $756,694, as compared to net investment expense of $210,500 during the prior year third quarter.

Realized (Loss) Gain on Disposition of Investments

         During the current year third quarter, MACC recorded net realized gain on investments of $899,234, as compared with net realized loss on investments of $1,975,242 during the prior year third quarter. In the current year third quarter, MACC realized a gain of $696,428 from the sale of warrants of one portfolio company, which was previously recorded as unrealized appreciation, and realized a gain of $178,028 from the equity reorganization of another portfolio company. MACC also recovered $24,778 from one portfolio company investment which was written off in a prior period. Management does not attempt to maintain a comparable level of realized gains quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities and investing in new portfolio investments.

Changes in Unrealized Appreciation/Depreciation of Investments

         MACC recorded net change in unrealized appreciation/depreciation on investments of ($2,955,958) during the current year third quarter, as compared to $2,579,431 during the prior year third quarter. This net change in unrealized appreciation/depreciation on investments of ($2,955,958) is the net effect of increases in fair value of five portfolio companies totaling $961,471, decreases in fair value of ten portfolio companies totaling $3,221,001, and the reversal of $696,428 of appreciation resulting from the sale of warrants of one portfolio company referenced above.

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

Net Change in Net Assets from Operations

         MACC experienced a decrease of $2,813,418 in net assets at the end of the third quarter of fiscal year 2003, and the resulting net asset value per share was $4.98 as of June 30, 2003, as compared to $6.72 as of September 30, 2002. Although general economic conditions continue to have an adverse impact on the operating results and financial condition of a number of MACC's portfolio companies, the majority of MACC's forty-two portfolio companies continue to be valued at cost or above. MACC has fifteen portfolio investments valued at cost and has recorded unrealized appreciation on twelve portfolio investments and has recorded unrealized depreciation on fifteen portfolio investments.

         To mitigate the effects of the current economic environment on MACC's operating performance during fiscal 2003, MACC's investment advisor voluntarily agreed to reduce the amount of management fees payable by MACC from January 1, 2003 through February 29, 2004. In addition, MACC has reduced its projected investment rate and projected borrowing rate in the revised fiscal 2003 budget. Recent years have been difficult years for the venture capital industry, with few comparisons to past business cycles. The declines in the stock market, increased regulations, world tensions, terrorism and the continuing conflict in Iraq, all contribute to increased risk and uncertainty to future performance of MACC's investment portfolio. If the economy continues to improve, management believes MACC's investment portfolio will benefit from improved operating performance at a number of portfolio companies and from a more robust market for corporate acquisitions and investments.

Nine Months Ended June 30, 2003, Compared to Nine Months Ended June 30, 2002

                                                        For the nine months
                                                           ended June 30,
                                                     -------------------------
                                                         2003         2002         Change
                                                     -------------------------  -----------
Investment income                                    $ 1,965,985    2,224,157     (258,172)
Operating expense                                     (3,615,803)  (2,723,418)    (892,385)
Income taxes                                             (15,000)     (60,000)      45,000
                                                     -----------   ----------   ----------
Investment expense, net                               (1,664,818)    (559,261)  (1,105,557)
                                                     -----------   ----------   ----------

Net realized loss on investments                      (1,893,048)  (4,594,327)   2,701,279
Net increase (decrease) in unrealized appreciation/
          depreciation on investments                   (502,937)   4,035,259   (4,538,196)
                                                     -----------   ----------   ----------
Net loss on investments                               (2,395,985)    (559,068)  (1,836,917)
                                                     -----------   ----------   ----------
Net change in net assets from operations             $(4,060,803)  (1,118,329)  (2,942,474)
                                                     ===========   ==========   ==========
Net asset value:
            Beginning of period                      $      6.72         8.60
                                                     ===========   ==========
            End of period                            $      4.98         8.12
                                                     ===========   ==========

Investment Income

         During the current year nine-month period, total income of $1,965,985 was a decrease of $258,172, or 12%, from total income of $2,224,157 in the prior year nine-month period. For the current year nine-month period as compared to the prior year nine-month period, interest income decreased 11% to $1,394,167 from $1,565,033, dividend income decreased 7% to $451,495 from $484,980, processing fee income decreased 71% to $22,741 from $78,804 and other income increased 2% to $97,582 from $95,340. The decrease in interest income is due to the reasons stated above for the current year third quarter. In the current year nine-month period, MACC received dividends on eight existing portfolio companies, five of which are distributions from limited liability companies, as compared to dividend income received on eight portfolio companies in the prior year nine-month period, six of which were distributions from limited liability companies. Processing fees decreased due to two follow-on investments and one existing portfolio company investment in which MACC received processing fees at the closing, compared to three new portfolio company investments made in the prior year period, a restructuring of an existing portfolio company investment and a follow-on investment in which MACC received processing fees at closing. Other income increased due to the receipt of advisory fees from two portfolio companies in the current year nine-month period, as compared to only one portfolio company paying advisory fees and the increase in valuation of a receivable in the prior year nine-month period.

Operating Expenses

         Total operating expenses for the current year nine-month period were $3,615,803, an increase of $892,385, or 33%, as compared to total operating expenses for the prior year nine-month period of $2,723,418. Interest expense increased 13% to $1,651,261 in the current year nine-month period, as compared to $1,457,541 in the prior year nine-month period due to $6,000,000 of additional borrowings during the prior year nine-month period and the higher interest rate charged on these borrowings during the current year nine-month period. Management fees decreased 17% to $693,792 in the current year nine-month period as compared to $833,637 in the prior year nine-month period due to MACC's investment advisor agreeing to a voluntary, temporary reduction in management fees from January 1, 2003 through February 29, 2004 to reduce the expenses of MACC. Professional fees increased 355% to $797,524 in the current year nine-month period from $175,302 in the prior year nine-month period for the reasons stated above with respect to the current year third quarter. Professional fees are expected to be higher for at least the next six months as a result of the item identified in Note 3 to the Unaudited Condensed Consolidated Financial Statements. Other expenses increased 84% to $473,226 from $256,938 in the current year nine-month period as compared to the prior year nine-month period mainly due to the change in the other assets loss provision.

Investment Expense, Net

         For the current year nine-month period, MACC recorded a net investment expense of $1,664,818, as compared to $559,261 during the prior year nine-month period.

Realized (Loss) Gain on Disposition of Investments

         During the current year nine-month period, MACC recorded net realized loss on investments of $1,893,048, as compared with net realized loss on investments of $4,594,327 during the prior year nine-month period. In the current year nine-month period, MACC realized a gain of $874,456 from the sale of warrant shares of one portfolio company and the equity reorganization of another portfolio company, of which $696,428 was previously recorded as unrealized appreciation, and realized losses of $236,785 from the sale of one portfolio company and $2,573,323 from the write-off of two portfolio companies, of which $2,842,774 was previously recorded as unrealized depreciation. MACC also recovered $42,604 from one portfolio company investment which was written off in a prior period. Management does not attempt to maintain a comparable level of realized gains from year to year but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities and investing in new portfolio investments.

Changes in Unrealized Appreciation/Depreciation of Investments

         MACC recorded net change in unrealized appreciation/depreciation on investments of ($502,937) during the current year nine-month period, as compared to $4,035,259 during the prior year period. This net change in unrealized appreciation/depreciation on investments of ($502,937) is the net effect of increases in fair value of six portfolio companies totaling $1,531,967, decreases in fair value of sixteen portfolio companies totaling $4,641,110, the reversal of $335,002 of depreciation from the sale of one portfolio company investment, the reversal of $301,566 of appreciation from the partial sale of one portfolio company investment, and the reversal of $2,572,770 of depreciation resulting from the write-off of the investment in two portfolio companies referenced above.

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

         As an SBIC, MorAmerica Capital is required to comply with the regulations of the SBA (the "SBA Regulations"). These regulations include the capital impairment rules, as defined by Regulation 107.1830 of the SBA Regulations. As of June 30, 2003, the capital of MorAmerica Capital was impaired less than the maximum impairment percentage permitted under SBA Regulations. No assurances can be given, however, that MorAmerica Capital will continue to be less than the maximum impairment percentage in future periods if MorAmerica Capital continues to experience negative operating results. If MorAmerica Capital would exceed the maximum impairment percentage in future periods, a number of events could occur which could have a material adverse effect on the financial position, results of operations, cash flow and liquidity of MACC and MorAmerica Capital. MorAmerica Capital is currently limited by the SBA Regulations in the amount of distributions it may make to MACC. Because MACC historically has relied in large part on distributions from MorAmerica Capital to fund its operating expenses and other cash requirements, MACC is currently evaluating a number of alternatives to seek to provide sufficient liquidity at the parent-company level.

         As of June 30, 2003, MACC's cash and money market accounts totaled $2,160,550. MACC has commitments for an additional $3,500,000 and $6,500,000 in SBA guaranteed debentures, which expire on September 30, 2005 and September 30, 2007, respectively. Subject to the risks and uncertainties described in this report on Form 10-Q, MACC believes that its existing cash and money market accounts, the $10,000,000 SBA commitments, and other anticipated cash flows, will provide adequate funds for MACC's anticipated cash requirements during the current fiscal year, including portfolio investment activities, principal and interest payments on outstanding debentures payable and administrative expenses. MACC's investment objective has been revised to reflect no new portfolio investments and follow-on investments of approximately $2,000,000 during the current fiscal year, subject to further adjustment based upon current economic and operating conditions. MACC anticipates over the next twelve months to invest only the return of capital from the current investment portfolio and to borrow $1,000,000 of additional SBA-guaranteed debentures.

         Liquidity for the current year will be impacted by principal payments on MACC's debentures payable. Debentures payable are composed of $27,940,000 in principal amount of SBA-guaranteed debentures issued by MACC's subsidiary, MorAmerica Capital, which mature as follows: $2,150,000 in 2003, $1,000,000 in 2007, $2,500,000 in 2009, $9,000,000 in 2010, $5,835,000 in 2011, and $7,455,000
in 2012. Subject to the risks and uncertainties described in this report on Form 10-Q, it is anticipated MorAmerica Capital will be able to roll over these debentures with new ten-year debentures when they mature.

         MACC currently anticipates that it will rely primarily on its current cash and money market accounts, the SBIC capital program and its cash flows from operations to fund its investment activities and other cash requirements during the remainder of fiscal year 2003. Although management believes these sources will provide sufficient funds for MACC to meet its fiscal 2003 investment level objective and other anticipated cash requirements, there can be no assurances that the SBIC capital program will continue to be available to MACC, that MACC's cash flows from operations will be as projected, or that MACC's cash requirements will be as projected. MACC's cash flow has been negatively affected by expenses associated with the pending arbitration proceedings described in
Note 3 to the Unaudited Condensed Consolidated Financial Statements. An adverse outcome on such arbitration proceedings could further adversely affect MACC's cash flow.

                               PORTFOLIO ACTIVITY

         MACC's primary business is investing in and lending to businesses through investments in subordinated debt (generally with detachable equity warrants), preferred stock and common stock. The total portfolio value of investments in publicly and non-publicly traded securities was $37,231,164 and $40,626,478 at June 30, 2003 and September 30, 2002, respectively. During the three months ended June 30, 2003, MACC invested $853,000 in follow-on investments in four existing portfolio companies. Management views investment objectives for any given year as secondary in importance to MACC's overriding concern of investing in only those portfolio companies which satisfy MACC's investment criteria. MACC's investment objective for fiscal year 2003 has been revised for total follow-on investments of approximately $2,000,000.

         MACC frequently co-invests with other funds managed by MACC's investment advisor and with funds affiliated with MACC's largest shareholder, Zions First National Bank. When it makes any co-investment with these related funds, MACC follows certain procedures consistent with orders of the Securities and Exchange Commission for related party co-investments to reduce or eliminate conflict of interest issues. MACC did not co-invest with any other fund during the nine months ended June 30, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         MACC is exposed to market risk from changes in market prices of publicly traded equity securities held in the MACC consolidated investment portfolio. At June 30, 2003, publicly traded equity securities in the MACC consolidated investment portfolio were recorded at a fair value of $3,293,267. In accordance with MACC's valuation policies and SBA regulations, the fair value of publicly traded equity securities is determined based upon the average of the closing prices (or bid price in the case of over-the-counter equity securities) for the valuation date and the preceding two days. The publicly traded equity securities in the MACC consolidated investment portfolio thus have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% adverse change in quoted market prices, and would amount to a decrease in the recorded value of such publicly traded equity securities of approximately $329,327. Actual results may differ.

         MACC is also exposed to market risk from changes in market interest rates that affect the fair value of MorAmerica Capital's debentures payable determined in accordance with Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value of MorAmerica Capital's outstanding debentures payable at June 30, 2003, was $31,085,000, with a cost of $27,940,000. Fair value of MorAmerica Capital's outstanding debentures payable is calculated by discounting cash flows through estimated maturity using the borrowing rate currently available to MorAmerica

Capital for debt of similar original maturity. None of MorAmerica Capital's outstanding debentures payable are publicly traded. Market risk is estimated as the potential increase in fair value resulting from a hypothetical 0.5% decrease in interest rates. Actual results may differ.

----------------------------------------------
                                       2003
----------------------------------------------
Fair Value of Debentures Payable  $ 31,085,000

Amount Above Cost                 $  3,145,000

Additional Market Risk            $    832,000
----------------------------------------------

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

                  MorAmerica Capital is party to arbitration proceedings instituted by TransCore Holdings, Inc., a company (Buyer) seeking indemnification under the Stock Purchase Agreement (the Stock Purchase Agreement), pursuant to which MorAmerica Capital and certain other individuals and institutional investors (collectively, the Sellers) sold their interest in a former portfolio company investment (Portfolio Company). The arbitration proceedings are being administered by JAMS. Under the Stock Purchase Agreement, the Sellers agreed to indemnify Buyer for breaches of representations and warranties as to Portfolio Company made by the Sellers. Buyer claims that accounting irregularities at Portfolio Company resulted in a breach of the Sellers' representations and warranties. The Sellers have retained counsel and forensic accountants to defend the Sellers against Buyer's claim for indemnification. Following discovery, depositions and other preliminary proceedings, in June the formal arbitration proceedings commenced and are being intensively contested by all parties. Based on the current schedule for the arbitration, a decision will not be rendered until at least December, 2003. Based on its evaluation of the Buyer's claim and discussions with external legal counsel, MACC believes that it is reasonably possible that a loss may have been incurred as a result of the indemnification claim, against which no accrual for loss has been made as of June 30, 2003, because the amount of the possible loss, and therefore its materiality to the financial statements, cannot be estimated. MorAmerica Capital intends to continue vigorously defending this arbitration. MorAmerica Capital owns debt securities of Buyer with a face value of $508,761, acquired as part of the sale of the Portfolio Company. Buyer has defaulted on interest payments due on these debt securities. On March 31, 2003, MorAmerica Capital reduced the valuation of these debt securities by $254,380 in light of the interest default and information regarding the related dispute as of that date. On June 30, 2003, MorAmerica further reduced the valuation of these debt securities by $254,380 to $1 based upon the continuing interest default and additional information regarding the related dispute as of that date.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

         The following exhibits are filed with this quarterly report on Form
1O-Q:

31.1  Section 302 Certification of David R. Schroder (CEO)

31.2  Section 302 Certification of Robert A. Comey (CFO)

32.1  Section 906 Certification of David R. Schroder (CEO)

32.2  Section 906 Certification of Robert A. Comey (CFO)

         (b)      Reports on Form 8-K

         MACC filed no current reports on Form 8-K during the quarter ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   MACC PRIVATE EQUITIES INC.

Date: 8/12/03                                 By: /s/ David Schroder
                                                  ------------------------------
                                                  David Schroder, President

Date: 8/12/03                                 By: /s/ Robert A.Comey
                                                  ------------------------------
                                                  Robert A.Comey, Treasurer

EXHIBIT INDEX

Exhibit                     Description                        Page
-------                     -----------                        ----
 31.1    Section 302 Certification of David R. Schroder (CEO)   20

 31.2    Section 302 Certification of Robert A. Comey (CFO)     22

 32.1    Section 906 Certification of David R. Schroder (CEO)   24

 32.2    Section 906 Certification of Robert A. Comey (CFO)     26