Form 10-K
period 2003-09-30
MACC PRIVATE EQUITIES INC
filed 2003-12-29
CIK 923808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of November 28, 2003, was approximately $3,624,770 based upon the average bid and asked price for shares of the registrant's common stock on that date. As of November 28, 2003, there were 2,329,255 shares of the registrant's common stock outstanding, of which approximately 1,173,065 shares were held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended September 30, 2003, are incorporated by reference into Parts II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 24, 2004, are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1. BUSINESS.

         GENERAL

         MACC Private Equities Inc. (the "Corporation") was formed as a Delaware corporation on March 3, 1994. It is qualified as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").

         The Corporation has one direct wholly-owned subsidiary, MorAmerica Capital Corporation ("MorAmerica Capital"). As of September 30, 2003, MorAmerica Capital comprised approximately 99% of the Corporation's assets. MorAmerica Capital is an Iowa corporation incorporated in 1959 and which has been licensed as a small business investment company since that year. It has also elected treatment as a BDC under the 1940 Act.

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

         INVESTMENTS AND DIVESTITURES

         The Corporation made no new investments during the fiscal year ended September 30, 2003, but invested $1,301,027 in follow-on investments in seven existing portfolio companies. The Corporation's investment-level objectives on a consolidated basis call for new and follow-on investments of approximately $2,500,000 during fiscal year 2004, subject to adjustment based upon current economic and operating conditions.

         During fiscal year 2003, the Corporation recorded $3,600,749 in net realized losses.

ITEM 2. PROPERTIES.

         The Corporation does not own or lease any properties or other tangible assets. Its business premises and equipment are furnished by InvestAmerica Investment Advisors, Inc. (the "Investment Advisor"), the investment advisor to the Corporation.

ITEM 3. LEGAL PROCEEDINGS.

         The Corporation is party to arbitration proceedings instituted by TransCore Holdings, Inc., a company ("Buyer") seeking indemnification under the Stock Purchase Agreement (the "Stock Purchase Agreement"), pursuant to which the Corporation and certain other individuals and institutional investors (collectively, the "Sellers") sold their interest in a former portfolio company investment ("Portfolio Company"). The arbitration proceedings are being administered by JAMS. Under the Stock Purchase Agreement, the Sellers agreed to indemnify Buyer for breaches of representations and warranties as to Portfolio Company made by the Sellers. Buyer claims that accounting irregularities at Portfolio Company resulted in a breach of the Sellers' representations and warranties. The Sellers have retained counsel and forensic accountants to defend the Sellers against Buyer's claim for indemnification. Following discovery, depositions and other preliminary proceedings, in June the formal arbitration proceedings commenced and are being intensively contested by all parties. Based on the current schedule for the arbitration, a decision will not be rendered until at least February, 2004. Based on its evaluation of the Buyer's claim and discussions with external legal counsel, the Corporation believes that it is reasonably possible that a loss may have been incurred as a result of the indemnification claim, against which no accrual for loss has been made as of September 30, 2003, because the amount of the possible loss, and therefore its materiality to the financial statements, cannot be estimated. The Corporation intends to continue vigorously defending this arbitration. The Corporation received approximately $939,000 of proceeds from the sale of the Portfolio Company. The Corporation owns debt securities of Buyer with a cost of $508,761 and warrants with a cost of $24,000 received as part of the sale. Buyer has defaulted on interest payments due on these debt securities. On March 31, 2003, the Corporation reduced the valuation of the debt securities by $254,380 in light of the interest default and information regarding the related dispute as of that date. On June 30, 2003, the Corporation further reduced the valuation of the debt securities by $254,380 to $1 and reduced the valuation of the warrants to zero based upon the continuing interest default and additional information regarding the related dispute as of that date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There are no items to report.

         EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the names, ages and positions of the Corporation's Executive Officers as of December 15, 2003, as well as certain other information with respect to such persons:

                                        Positions Currently Held                Principal Occupations
Name                           Age        With the Corporation               During the Past Five Years
----                           ---        --------------------               --------------------------
David R. Schroder              60       Director, President and              Director, President and Secretary of
                                        Secretary                            the Investment Advisor, MorAmerica
                                                                             Capital, InvestAmerica Venture Group,
                                                                             Inc., InvestAmerica N.D. Management,
                                                                             Inc., and InvestAmerica N.D., L.L.C.
                                                                             Since 2002, Director, President and
                                                                             Secretary of InvestAmerica L&C
                                                                             Management, Inc. and InvestAmerica
                                                                             L&C, LLC.

Robert A. Comey                57       Director, Executive Vice President   Director, Executive Vice President
                                        and Treasurer                        and Treasurer of MorAmerica Capital,
                                                                             the

                                                                             Investment Advisor, InvestAmerica
                                                                             Venture Group, Inc., InvestAmerica
                                                                             N.D. Management, Inc. and
                                                                             InvestAmerica N.D., L.L.C.  Since
                                                                             2002, Director, Executive Vice
                                                                             President and Treasurer of'
                                                                             InvestAmerica L&C Management, Inc.
                                                                             and InvestAmerica L&C, LLC.

Kevin F. Mullane               48       Senior Vice President                Senior Vice President of MorAmerica
                                                                             Capital, Senior Vice President and
                                                                             Director of the Investment Advisor,
                                                                             InvestAmerica Venture Group, Inc.,
                                                                             InvestAmerica N.D. Management, Inc.
                                                                             and InvestAmerica N.D., L.L.C.
                                                                             Since 2002, Senior Vice President and
                                                                             Director of InvestAmerica L&C
                                                                             Management, Inc. and InvestAmerica
                                                                             L&C, LLC.

Michael H. Reynoldson          38       Vice President                       Vice President of the  Investment
                                                                             Advisor, October, 2000 to present;
                                                                             Managing Director, AAVIN, LLC, July,
                                                                             1999 to September, 2000; various
                                                                             capacities with Berthel Fisher & Co.
                                                                             and affiliated entities, October 1995
                                                                             to June, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Information in response to this Item is incorporated by reference to the "Shareholder Information" section of the Corporation's Annual Report to Shareholders for the fiscal year ended September 30, 2003 (the "2003 Annual Report").

ITEM 6. SELECTED FINANCIAL DATA.

         Information in response to this Item is incorporated by reference to the "Selected Financial Data" section of the 2003 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Information in response to this Item is incorporated by reference to the "Management's Discussion and Analysis" section of the 2003 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information in response to this Item is incorporated by reference to the "Quantitative and Qualitative Disclosures About Market Risk" section of the 2003 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Information in response to this Item is incorporated by reference to the Consolidated Financial Statements, notes thereto and report thereon contained in the 2003 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There are no items to report.

ITEM 9A. CONTROLS AND PROCEDURES.

         In accordance with Item 307 of Regulation S-K promulgated under the Securities Act of 1933, as amended, the Chief Financial Officer and Chief Financial Officer of the Corporation (the "Certifying Officers") have conducted evaluations of the Corporation's disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed the

Corporation's disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective as of the date of this Annual Report on Form 10-K. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the Certifying Officers executed an Officer's Certification included in this Annual Report on Form 10-K.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the "Election of Directors" section and the subsection captioned "Section 16(a) Beneficial Ownership Reporting Compliance" of the Corporation's definitive proxy statement in connection with its 2004 Annual Meeting of Stockholders, scheduled to be held on February 24, 2004 (the "2004 Proxy Statement"). Information in response to this Item also is included under the caption "Executive Officers of the Registrant" in Part I of this Report.

         AUDIT COMMITTEE FINANCIAL EXPERT

         The Corporation's board of directors has determined that Gordon J. Roth is an audit committee financial expert and that Mr. Roth is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

         CODE OF ETHICS

         The Corporation has adopted a Code of Business Conduct and Ethics that applies to all of the Corporation's officers, directors and employees. The Corporation's Code of Business Conduct and Ethics is filed with the Commission as an exhibit to this Annual Report on Form 10-K.

         If the Corporation makes any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics to its principal executive or principal financial officer, the Corporation will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

         Information in response to this Item is incorporated by reference to the subsection captioned "Compensation of Directors and Executive Officers" of the 2004 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information in response to this Item is incorporated by reference to the subsection captioned "Stock Ownership of Certain Beneficial Owners" of the 2004 Proxy Statement.

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

         Management fees under the Investment Advisory Agreements on a consolidated basis amounted to $903,154 for fiscal year 2003. No incentive fees were earned under the Investment Advisory Agreements during fiscal year 2003. Incentive fees of approximately $27,000 resulting from noncash gains earned during prior periods are being deferred in accordance with the Investment Advisory Agreement.

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

      Name                                       Offices
      ----                                       -------
David R. Schroder                     Director, President and Secretary

Robert A. Comey                       Director, Executive Vice President, and Treasurer

Kevin F. Mullane                      Director and Senior Vice President

         The Corporation, Zions First National Bank ("Zions") and Atlas Management Partners LLC ("Atlas") entered into an Agreement and Waiver of Rights Under Section 203 of the Delaware General Corporation Law ("Section 203 Agreement") in connection with the sale by Zions to Atlas of Zions' 34.5% interest in the Corporation. Under the Section 203 Agreement, the Corporation gave prior approval to the sale of Zions' interest in the Corporation and waived its rights under Section 203 of the Delaware General Corporation Law ("Section 203"). Section 203 contains restrictions on any business combination (as that term is defined therein) with interested shareholders (as that term is defined therein). The Section 203 Agreement provides that the Corporation's waiver of its rights under Section 203 is granted on the condition that, for a period of three years from the date of Atlas' purchase of Zions' interest in the Corporation, neither Atlas nor its affiliates may enter into any business combination with the Corporation unless it first obtains the approval of no less than a majority of the Corporation's disinterested directors.

         Additional information in response to this Item is incorporated by reference to the subsection captioned "Approval of Investment Advisory Agreements" of the 2004 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         Information in response to this Item is incorporated by reference to the subsection captioned "Independent Auditor Fees and Services" of the 2004 Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this Report:

         (1)      A.       The following financial statements are incorporated
                           by reference to the 2003 Annual Report.

                           Consolidated Balance Sheet at September 30, 2003 Consolidated Statement of Operations for the year ended September 30, 2003
                           Consolidated Statements of Changes in Net Assets for
                                    the years ended September 30, 2003 and
                                    September 30, 2002
                           Consolidated Statement of Cash Flows for the year
                                    ended September 30, 2003
                           Notes to Consolidated Financial Statements
                           Consolidated Schedule of Investments as of  September
                                    30, 2003
                           Notes to the Consolidated Schedule of Investments

                  B. The Report of Independent Accountants with respect to the financial statements listed in A. above is incorporated by reference to the 2003 Annual Report.

         (2) No financial statement schedules of the Corporation are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements and schedule of investments.

         (3) The following exhibits are filed herewith or incorporated by reference as set forth below:

3.1(1)            Certificate of Incorporation of the Corporation.

3.2(7)            By-Laws of the Corporation.

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

10.1.c.(7)        Third Amendment to Investment Advisory Agreement between the Corporation and
                  InvestAmerica Investment Advisors, Inc., dated February 26, 2002.

10.1.d.(8)        Fourth Amendment to Investment Advisory Agreement between the Corporation and
                  InvestAmerica Investment Advisors, Inc., dated February 25, 2003.

10.2(3)           Investment Advisory Agreement between MorAmerica Capital Corporation and
                  InvestAmerica Investment Advisors, Inc., dated March 1, 1999.

10.2.a.(6)        First Amendment to Investment Advisory Agreement between MorAmerica Capital
                  Corporation and InvestAmerica Investment Advisors, Inc., dated February 27, 2001.

10.2.b.(7)        Second Amendment to Investment Advisory Agreement between MorAmerica Capital
                  Corporation and InvestAmerica Investment Advisors, Inc., dated February 26, 2002.

10.2.c.(8)        Third Amendment to Investment Advisory Agreement between MorAmerica Capital
                  Corporation and InvestAmerica Investment Advisors, Inc., dated February 25, 2003.

10.3              Agreement and Waiver of Rights Under Section 203 of the Delaware General
                  Corporation Law among Zions First National Bank, Atlas Management Partners LLC
                  and MACC Private Equities Inc.

13                2003 Annual Report to Stockholders.

14                Code of Business Conduct and Ethics

21                Subsidiary of the Corporation and jurisdiction of incorporation.

31.1              Section 302 Certification of David R. Schroder (CEO).

31.2              Section 302 Certification of Robert A. Comey (CFO).

32.1              Section 906 Certification of David R. Schroder (CEO).

32.2              Section 906 Certification of Robert A. Comey (CFO).

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

         (7) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended September 30, 2002, as filed with the Commission on December 27, 2002.

         (8)      Incorporated by reference to the Corporation's
                  Quarterly Report on Form 10-Q for the three months ended March 31, 2003, as filed with the Commission on May 14, 2003.

(b)      Reports on Form 8-K.

         On July 30, 2003, the Corporation filed a report on Form 8-K reporting information under Item 5 announcing developments in the arbitration proceedings discussed in Item 3 of this Annual Report on Form 10-K.

(c)      Exhibits

         See (a)(3) above.

(d)      Financial Statement Schedules

         See (a)(1) and (a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 22, 2003.

                                         /s/ David Schroder
                                        -------------------------------------
                                        David R. Schroder
                                        President and Secretary

                                          /s/ Robert A. Comey
                                        -------------------------------------
                                        Robert A. Comey
                                        Executive Vice President and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                  Signature                                 Date

  /s/ Paul M. Bass, Jr.                        December 29, 2003
------------------------------------
Paul M. Bass, Jr.
Chairman of the Board of Directors

  /s/ David R. Schroder                        December 22, 2003
------------------------------------
David R. Schroder
Director, President and Secretary

  /s/ Robert A. Comey                          December 22, 2003
------------------------------------
Robert A. Comey
Director, Executive Vice President
and Treasurer

  /s/ Henry T. Madden                          December 22, 2003
------------------------------------
Henry T. Madden
Director

  /s/ John D. Wolfe                            December 22, 2003
------------------------------------
John D. Wolfe
Director

   /s/ Michael W. Dunn                         December 22, 2003
------------------------------------
Michael W. Dunn
Director

                                               December   , 2003
------------------------------------
Gordon J. Roth
Director

  /s/ Kent Madsen                              December 29, 2003
------------------------------------
Kent Madsen
Director

  /s/ Geoffrey T. Woolley                      December 23, 2003
------------------------------------
Geoffrey T. Woolley
Director