Form 10-Q
period 2003-12-31
MACC PRIVATE EQUITIES INC
filed 2004-02-13
CIK 923808

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 2003
                              --------------------------------------------------
                                       OR

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

            101 Second Street SE, Suite 800, Cedar Rapids, Iowa 52401
          ------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (319) 363-8249
                   ------------------------------------------
              (Registrant's telephone number, including area code)


 ------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Please indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
   -------  ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At January 31, 2004, the registrant had issued and outstanding 2,329,255 shares of common stock.

                                      INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements                                                  Page
                  Condensed Consolidated Balance
                  Sheets at December 31, 2003
                  and September 30, 2003 ................................................ 3

                  Condensed Consolidated Statements of
                  Operations for the three months ended
                  December 31, 2003 and December 31, 2002 ............................... 4

                  Condensed Consolidated Statements of
                  Cash Flows for the three months ended
                  December 31, 2003 and December 31, 2002...............................  5

                  Notes to Condensed Consolidated
                  Financial Statements..................................................  6

     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results Of Operations......................  8

     Item 3.      Quantitative and Qualitative

                  Disclosure About Market Risk.......................................... 13

     Item 4.      Controls and Procedures............................................... 14



PART II. OTHER INFORMATION.............................................................  15

     Item 1.      Legal Proceedings....................................................  15

     Item 6.      Exhibits and Reports on Form 8-K.....................................  16

                  Signatures...........................................................  16

PART 1 -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                      December 31,         September 30,
                                                                                          2003                  2003
                                                                                    ---------------       ---------------
Assets

Loans and investments in portfolio securities, at market or fair value:
     Unaffiliated companies (cost of $11,792,474 and $13,439,514)                   $     9,417,862            12,803,914
     Affiliated companies (cost of $19,878,966 and $20,949,721)                          20,261,766            20,875,512
     Controlled companies (cost of $4,536,308 and $4,490,502)                             4,480,058             4,921,751
Cash and money market accounts                                                            5,909,967               722,691
Other assets, net                                                                         1,231,673             1,909,250
                                                                                    ---------------       ---------------
         Total assets                                                               $    41,301,326            41,233,118
                                                                                    ===============       ===============


Liabilities and net assets

Liabilities:
     Debentures payable, net of discount                                            $    27,940,000            27,940,000
     Incentive fees payable                                                                  27,528                27,528
     Accrued interest                                                                       654,643               185,664
     Accounts payable and other liabilities                                                 320,730               334,014
                                                                                    ---------------       ---------------

         Total liabilities                                                               28,942,901            28,487,206
                                                                                    ---------------       ---------------


Net assets:
     Common stock, $.01 par value per share;
         authorized 4,000,000 shares;
         issued and outstanding 2,329,255 shares                                             23,293                23,293
     Additional paid-in-capital                                                          14,383,194            13,001,179
     Unrealized depreciation on investments                                              (2,048,062)             (278,560)
                                                                                    ---------------       ---------------


         Total net assets                                                                12,358,425            12,745,912
                                                                                    ---------------       ---------------


         Total liabilities and net assets                                           $    41,301,326            41,233,118
                                                                                    ===============       ===============


Net assets per share                                                                $          5.31                  5.47
                                                                                    ===============       ===============


See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                         For the three      For the three
                                                                                          months ended      months ended
                                                                                          December 31,       December 31,
                                                                                             2003               2002
                                                                                        ---------------    ---------------
Investment income:
     Interest
        Unaffiliated companies                                                          $       121,620            106,824
        Affiliated companies                                                                    155,407            267,455
        Controlled companies                                                                     69,471             74,262
        Other                                                                                     8,796              8,238
     Dividends
        Unaffiliated companies                                                                   78,204             71,095
        Affiliated companies                                                                     55,016             55,008
        Controlled companies                                                                       --                7,871
     Processing fees                                                                               --                7,750
     Other                                                                                        5,804             10,055
                                                                                        ---------------    ---------------

         Total investment income                                                                494,318            608,558
                                                                                        ---------------    ---------------

Operating expenses:
   Interest expenses                                                                            531,714            550,420
   Management fees                                                                              260,534            275,068
   Professional fees                                                                            191,826             99,457
   Other                                                                                         68,085             85,111
                                                                                        ---------------    ---------------

         Total operating expenses before
            management fees waived                                                            1,052,159          1,010,056
         Management fees waived                                                                 (52,800)              --
                                                                                        ---------------    ---------------

         Net operating expenses                                                                 999,359          1,010,056

         Investment expense, net                                                               (505,041)          (401,498)
                                                                                        ---------------    ---------------

Realized and unrealized gain (loss) on investments:
     Net realized gain (loss) on investments (net
          incentive fees of $423,112 in
          2003 and $0 in 2002):
        Unaffiliated companies                                                                1,938,482           (529,822)
        Affiliated companies                                                                   (518,417)        (2,043,501)
        Controlled companies                                                                    466,991               --
     Net change in unrealized appreciation/
          depreciation on investments                                                        (1,769,502)         3,028,392
                                                                                        ---------------    ---------------

         Net gain on investments                                                                117,554            455,069
                                                                                        ---------------    ---------------

         Net change in net assets
              from operations                                                           $      (387,487)            53,571
                                                                                        ===============    ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   For the three           For the three
                                                                                    months ended           months ended
                                                                                    December 31,           December 31,
                                                                                       2003                    2002
                                                                                   -----------             -----------
Cash flows from operating activities:
     (Decrease) increase in net assets from operations                             $  (387,487)                 53,571
                                                                                   -----------             -----------

     Adjustments to reconcile (decrease) increase
         in net assets from operations to net cash
         provided by operating activities:
            Net realized and unrealized gain on investments                           (117,554)               (455,069)
            Proceeds from disposition of and payments on
               loans and investments in portfolio securities                         5,320,981               1,128,829
            Payments of incentive fees to investment advisor                          (423,112)                   --
            Purchases of loans and investments in
               portfolio securities                                                   (236,808)                   --
            Change in accrued interest, incentive fees payable,
               accounts payable and other liabilities                                  430,695                 406,662
            Other                                                                      600,561                  64,947
                                                                                   -----------             -----------

              Total adjustments                                                      5,574,763               1,145,369
                                                                                   -----------             -----------

                  Net cash provided by operating activities                          5,187,276               1,198,940
                                                                                   -----------             -----------
Cash flows from financing activities:
     Payment of commitment fees                                                           --                   (65,000)
                                                                                   -----------             -----------

                  Net cash used in financing activities                                   --                   (65,000)
                                                                                   -----------             -----------


                  Net increase in cash and cash equivalents                          5,187,276               1,133,940

Cash and cash equivalents at beginning of period                                       722,691               1,802,603
                                                                                   -----------             -----------

Cash and cash equivalents at end of period                                         $ 5,909,967               2,936,543
                                                                                   ===========             ===========

Supplemental disclosure of cash flow information -
     Cash paid during the period for interest                                      $    37,853                  37,853
                                                                                   ===========             ===========

Supplemental disclosure of noncash investing and financing
      information -
      Assets received in exchange of securities                                    $   153,016                  50,233
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

         The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and
Article 6 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto of MACC Private Equities Inc. and its Subsidiary as of and for the year ended September 30, 2003. The information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The results of the interim period reported are not necessarily indicative of results to be expected for the year. The balance sheet information as of September 30, 2003 has been derived from the audited balance sheet as of that date.

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

(3)      Loss Contingency

         MorAmerica Capital is party to arbitration proceedings instituted by TransCore Holdings, Inc., a company (Buyer) seeking indemnification under the Stock Purchase Agreement (the Stock Purchase Agreement), pursuant to which MorAmerica Capital and certain other individuals and institutional investors (collectively, the Sellers) sold their interest in a former portfolio company investment (Portfolio Company). The arbitration proceedings are being administered by JAMS. Under the Stock Purchase Agreement, the Sellers agreed to indemnify Buyer for breaches of representations and warranties as to Portfolio Company made by the Sellers. Buyer claims that accounting irregularities at Portfolio Company resulted in a breach of the Sellers' representations and warranties. The Sellers have retained counsel and forensic accountants to defend the Sellers against Buyer's claim for indemnification. Following discovery, depositions and other preliminary proceedings, in June, 2003, the formal arbitration proceedings commenced and are being intensively contested by all parties. Based on the current schedule for the arbitration, a decision will not be rendered until at least May, 2004. Based on its evaluation of the Buyer's claim and discussions with external legal counsel, MACC believes that it is reasonably possible that a loss may have been incurred as a result of the indemnification claim, against which no accrual for loss has been made as of December 31, 2003, because the amount of the possible loss, and therefore its materiality to the financial statements, cannot be estimated. MorAmerica Capital intends to continue vigorously defending this arbitration. MorAmerica Capital received approximately $939,000 of proceeds from the sale of the Portfolio Company. MorAmerica Capital owns debt securities of Buyer with a face value of $508,761 and warrants with a cost of $24,000 received as part of the sale. Buyer has defaulted on interest payments due on these debt securities. On March 31, 2003, MorAmerica Capital reduced the valuation of the debt securities by $254,380 in light of the interest default and information regarding the related dispute as of that date. On June 30, 2003, MorAmerica Capital further reduced the valuation of these debt securities by $254,380 to $1 and reduced the valuation of the warrants to zero based upon the continuing interest default and additional information regarding the related dispute as of that date. Subsequent to December 31, 2003, Buyer refinanced certain of its obligations, including the debt securities held by MorAmerica Capital, and the principal amount of these debt securities and accrued interest has been deposited in an escrow account pending conclusion of the arbitration proceedings.

         In a related development, MorAmerica Capital and another small business investment company, NDSBIC, L.P., which co-invested in Portfolio Company, filed suit on December 24, 2003 in the United States District Court for the Northern District of Texas against Patton Boggs LLP and Charles P. Miller, Esq., of Patton Boggs alleging legal malpractice and breach of fiduciary duty. Patton Boggs and Mr. Miller represented MorAmerica Capital and NDSBIC in connection with their investment in the Portfolio Company and the subsequent sale of the Portfolio Company to Buyer. MorAmerica Capital and NDSBIC are seeking monetary damages, in an amount that has not been determined.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by MACC pursuant to the safe-harbor provisions of the 1995 Act, and are identified as including terms such as "may," "will," "should," "expects," "anticipates," "estimates," "plans," or similar language. In connection with these safe-harbor provisions, MACC has identified in its Annual Report to Shareholders for the fiscal year ended September 30, 2003, important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of MACC, including, without limitation, the high risk nature of MACC's portfolio investments, the effects of general economic conditions on MACC's portfolio companies, the effects of recent or future losses on the ability of MorAmerica Capital to comply with applicable regulations of the Small Business Administration and MorAmerica Capital's ability to obtain future funding, any failure to achieve annual investment level objectives, changes in prevailing market interest rates, contractions in the markets for corporate acquisitions and initial public offerings, and an adverse outcome on the pending arbitration proceedings against MorAmerica Capital. MACC further cautions that such factors are not exhaustive or exclusive. MACC does not undertake to update any forward-looking statement which may be made from time to time by or on behalf of MACC.

                              RESULTS OF OPERATIONS

         MACC's investment income includes income from interest, dividends and fees. Investment expense, net represents total investment income minus total operating expenses. The main objective of portfolio company investments is to achieve capital appreciation and realized gains in the portfolio. These gains and losses are not included in investment expense, net. However, another one of MACC's on-going goals is to achieve net investment income and increased earnings stability. In this regard, a significant proportion of new portfolio investments are structured so as to provide a current yield through interest or dividends. MACC also earns interest on short-term investments of cash.

 First Quarter Ended December 31, 2003 Compared to First Quarter Ended December 31, 2002

                                                                      For the three months
                                                                       ended December 31,
                                                               --------------------------------
                                                                    2003                2002            Change
                                                               --------------------------------       -----------

Investment income                                              $   494,318              608,558          (114,240)
Operating expenses                                                (999,359)          (1,010,056)           10,697
                                                               -----------          -----------       -----------
Investment expense, net                                           (505,041)            (401,498)         (103,543)
                                                               -----------          -----------       -----------

Net realized gain (loss) on investments                          1,887,056           (2,573,323)        4,460,379
Net change in unrealized appreciation/
          depreciation on investments                           (1,769,502)           3,028,392        (4,797,894)
                                                               -----------          -----------       -----------
Net gain on investments                                            117,554              455,069          (337,515)
                                                               -----------          -----------       -----------

Net change in net assets from operations                       $  (387,487)              53,571          (441,058)
                                                               ===========          ===========       ===========
Net asset value:
         Beginning of period                                   $      5.47                 6.72
                                                               ===========          ===========
         End of period                                         $      5.31                 6.74
                                                               ===========          ===========

Investment Income

         During the current year first quarter, total investment income was $494,318, a decrease of $114,240, or 19%, from total investment income of $608,558 for the prior year first quarter. In the current year first quarter as compared to the prior year first quarter, interest income decreased $101,485, or 22%, dividend income decreased $754, or 1%, processing fees decreased $7,750, or 100%, and other income decreased $4,251, or 42%. The decrease in interest income is due to only one new investment made during the current year first quarter, the placing of debt portfolio securities issued by four portfolio companies on non-accrual of interest status in the current year first quarter which were accruing interest in the prior year first quarter and the receipt of $171,154 in principal payments on four debt portfolio investments. In the current year first quarter, MACC received dividends on three existing portfolio companies, all of which are distributions from limited liability companies, as compared to dividend income received in the prior year first quarter from five existing portfolio companies, four of which were distributions from limited liability companies. Processing fees decreased due to no fees received on the follow-on investment made in the current year first quarter, compared to one new portfolio company investment in which MACC received a processing fee at closing in the prior year first quarter. The decrease in other income is due to advisory fees received from one portfolio company in the prior year first quarter.

Operating Expenses

         Total operating expenses for the first quarter of the current year were $999,359, a decrease of $10,697, or 1%, as compared to total operating expenses for the prior year first quarter of $1,010,056. Interest expense decreased $18,706, or 3%, in the current year first quarter due to a reduction in the interest rate on $2,150,000 of SBA-guaranteed debentures to 3.125% in the current year first quarter, from 6.12% in the prior year first quarter. Management fees decreased $67,334, or 24%, in the current year first quarter due to MACC's investment advisor agreeing to a voluntary, temporary reduction in management fees to reduce the expenses of MACC. Professional fees increased $92,369, or 93%, in the current year first quarter primarily due to increased legal expenses due to arbitration proceedings related to the sale of a former portfolio company. Professional fees are expected to be high for at least the next three months as a result of the item identified in Note 3 to the Unaudited Condensed Consolidated Financial Statements. Other expenses decreased $17,026, or 20%, in the current year first quarter as compared to the prior year first quarter mainly due to the decrease in administrative expenses.

Investment Expense, Net

         For the current year first quarter, MACC recorded investment expense, net of $505,041, as compared to investment expense, net of $401,498 during the prior year first quarter.

Net Realized Gain (Loss) on Investments

         During the current year first quarter, MACC recorded net realized gain on investments of $1,887,056, as compared with net realized loss on investments of $2,573,323 during the prior year first quarter. In the current year first quarter, MACC realized a gain of $328,968 from the sale of warrants of one portfolio company and $2,405,473 from the sale of equity interests of two portfolio companies of which $2,840,070 was previously recorded as unrealized appreciation. MACC also realized a loss of $847,385 from the write-off of one portfolio company of which $847,384 was previously recorded as unrealized depreciation. Management does not attempt to maintain a comparable level of realized gains quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities and investing in new portfolio investments.

Net Change in Unrealized Appreciation/Depreciation of Investments

         MACC recorded net change in unrealized appreciation/depreciation on investments of ($1,769,502) during the current year first quarter, as compared to $3,028,392 during the prior year first quarter. This net change in unrealized appreciation/depreciation on investments of ($1,769,502) is the net effect of increases in fair value of five portfolio companies totaling $572,380, decreases in fair value of two portfolio companies totaling $349,196, the reversal of $2,840,070 of appreciation resulting from the sale of warrants of one portfolio investment and the sale of equity interests of two portfolio investments referenced above, and the reversal of $847,384 of depreciation resulting from the write-off of the investment in one portfolio investment.

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

Net Change in Net Assets from Operations

         MACC experienced a decrease of $387,487 in net assets at the end of the first quarter of fiscal year 2004, and the resulting net asset value per share was $5.31 as of December 31, 2003, as compared to $5.47 as of September 30, 2003. Although general economic conditions continue to have an adverse impact on the operating results and financial condition of a number of MACC's portfolio companies, the majority of MACC's thirty-six portfolio companies continue to be valued at cost or above. MACC has fifteen portfolio investments valued at cost, has recorded unrealized appreciation on eight portfolio investments and has recorded unrealized depreciation on thirteen portfolio investments.

           To mitigate the effects of the current economic environment on MACC's operating performance during fiscal year 2004, MACC's investment advisor voluntarily agreed to reduce the amount of management fees payable by MACC from January 1, 2003 through February 29, 2004. In addition, MACC has projected fewer investments and has projected no new borrowings under the SBIC leverage program in the fiscal year 2004 budget. Recent years have been difficult years for the venture capital industry. With the recent improvement in the economy, MACC's overall portfolio is showing signs of increasing strength. However, manufacturing and some market niches are lagging the overall improvement in the economy. If the economy continues to improve, management believes MACC's investment portfolio will benefit from improved operating performance at a number of portfolio companies and from a more robust market for corporate acquisitions and investments.


              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         To date, MACC has relied upon several sources to fund its investment activities, including MACC's cash and money market accounts and the Small Business Investment Company ("SBIC") leverage program operated by the Small Business Administration (the "SBA").

         MACC, through its wholly-owned subsidiary, MorAmerica Capital, from time to time may seek to procure additional capital through the SBIC leverage program to provide a portion of its investment capital requirements. At present, capital with a commitment period of up to four years is available through the SBIC leverage program and MACC anticipates that capital will be available in future periods. MACC does not currently expect to borrow any funds through the SBIC leverage program during fiscal year 2004.

         As an SBIC, MorAmerica Capital is required to comply with the regulations of the SBA (the "SBA Regulations"). These regulations include the capital impairment rules, as defined by Regulation 107.1830 of the SBA Regulations. As of December 31, 2003, the capital of MorAmerica Capital was impaired less than the maximum impairment percentage permitted under SBA Regulations. No assurances can be given, however, that MorAmerica Capital will continue to be less than the maximum impairment percentage in future periods if MorAmerica Capital continues to experience negative operating results. If MorAmerica Capital would exceed the maximum impairment percentage in future periods, a number of events could occur which could have a material adverse effect on the financial position, results of operations, cash flow and liquidity of MACC and MorAmerica Capital. MorAmerica Capital is currently limited by the SBA Regulations in the amount of distributions it may make to MACC. Because MACC historically has relied in large part on distributions from MorAmerica Capital to fund its operating expenses and other cash requirements, MACC is currently evaluating a number of alternatives to seek to provide sufficient liquidity at the parent-company level.

         As of December 31, 2003, MACC's cash and money market accounts totaled $5,909,967. MACC has commitments for an additional $3,500,000 and $6,500,000 in SBA guaranteed debentures, which expire on September 30, 2005 and September 30, 2007, respectively. Subject to the risks and uncertainties described in this report on Form 10-Q, MACC believes that its existing cash and money market accounts, the $10,000,000 SBA commitments, and other anticipated cash flows, will provide adequate funds for MACC's anticipated cash requirements during the current fiscal year, including portfolio investment activities, principal and interest payments on outstanding debentures payable and administrative expenses. MACC's investment objective is to invest $2,500,000 in new and follow-on investments during the current fiscal year, subject to further adjustment based upon current economic and operating conditions.

         Debentures payable are composed of $27,940,000 in principal amount of SBA-guaranteed debentures issued by MACC's subsidiary, MorAmerica Capital, which mature as follows: $2,150,000 in fiscal year 2005, $1,000,000 in fiscal year 2007, $2,500,000 in fiscal year 2009, $9,000,000 in fiscal year 2010, $5,835,000 in fiscal year 2011, and $7,455,000 in fiscal year 2012. Subject to the risks and uncertainties described in this report on Form 10-Q, it is anticipated MorAmerica Capital will be able to roll over these debentures with new ten-year debentures when they mature.

         MACC currently anticipates that it will rely primarily on its current cash and money market accounts and its cash flows from operations to fund its investment activities and other cash requirements during the remainder of fiscal year 2004. Although management believes these sources will provide sufficient funds for MACC to meet its fiscal 2004 investment level objective and other anticipated cash requirements, there can be no assurances that MACC's cash flows from operations will be as projected, or that MACC's cash requirements will be as projected. MACC's cash flow has been negatively affected by expenses associated with the pending arbitration proceedings described in Note 3 to the Unaudited Condensed Consolidated Financial Statements. An adverse outcome on such arbitration proceedings could further adversely affect MACC's cash flow.


                               PORTFOLIO ACTIVITY

         MACC's primary business is investing in and lending to businesses through investments in subordinated debt (generally with detachable equity warrants), preferred stock and common stock. The total portfolio value of investments in publicly and non-publicly traded securities was $34,159,686 at December 31, 2003 and $38,601,177 at September 30, 2003. During the three months ended December 31, 2003, MACC invested $236,808 in a follow-on investment in one existing portfolio company. Management views investment objectives for any given year as secondary in importance to MACC's overriding concern of investing in only those portfolio companies which satisfy MACC's investment criteria. MACC's investment objective for fiscal year 2004 is to invest $2,500,000 in new and follow-on investments, subject to further adjustment based on current economic and operating conditions.

         MACC frequently co-invests with other funds managed by MACC's investment advisor. When it makes any co-investment with these related funds, MACC follows certain procedures consistent with orders of the Securities and Exchange Commission for related party co-investments to reduce or eliminate conflict of interest issues. Of the $236,808 invested during the current year first quarter, $236,808 represented co-investments with funds managed by MACC's investment advisor.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         MACC is exposed to market risk from changes in the market price of publicly traded equity securities held from time to time in the MACC consolidated investment portfolio. At December 31, 2003, MACC held only one publicly traded equity security in its consolidated investment portfolio, and the fair value of that portfolio investment was not material. Therefore, a hypothetical 10% adverse change in quoted market price of that portfolio investment would not be material.

         MACC is also exposed to market risk from changes in market interest rates that affect the fair value of MorAmerica Capital's debentures payable determined in accordance with Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value of MorAmerica Capital's outstanding debentures payable at December 31, 2003, was $30,477,000, with a cost of $27,940,000. Fair value of MorAmerica Capital's outstanding debentures payable is calculated by discounting cash flows through estimated maturity using the borrowing rate currently available to MorAmerica Capital for debt of similar original maturity. None of MorAmerica Capital's outstanding debentures payable are publicly traded. Market risk is estimated as the potential increase in fair value resulting from a hypothetical 0.5% decrease in interest rates. Actual results may differ.

              -----------------------------------------------------
                                December 31, 2003
             ------------------------------------------------------

               Fair Value of Debentures Payable      $30,477,000

               Amount Above Cost                      $2,537,000

               Additional Market Risk                   $775,000
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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

                  MorAmerica Capital is party to arbitration proceedings instituted by TransCore Holdings, Inc., a company (Buyer) seeking indemnification under the Stock Purchase Agreement (the Stock Purchase Agreement), pursuant to which MorAmerica Capital and certain other individuals and institutional investors (collectively, the Sellers) sold their interest in a former portfolio company investment (Portfolio Company). The arbitration proceedings are being administered by JAMS. Under the Stock Purchase Agreement, the Sellers agreed to indemnify Buyer for breaches of representations and warranties as to Portfolio Company made by the Sellers. Buyer claims that accounting irregularities at Portfolio Company resulted in a breach of the Sellers' representations and warranties. The Sellers have retained counsel and forensic accountants to defend the Sellers against Buyer's claim for indemnification. Following discovery, depositions and other preliminary proceedings, in June, 2003, the formal arbitration proceedings commenced and are being intensively contested by all parties. Based on the current schedule for the arbitration, a decision will not be rendered until at least May, 2004. Based on its evaluation of the Buyer's claim and discussions with external legal counsel, MACC believes that it is reasonably possible that a loss may have been incurred as a result of the indemnification claim, against which no accrual for loss has been made as of December 31, 2003, because the amount of the possible loss, and therefore its materiality to the financial statements, cannot be estimated. MorAmerica Capital intends to continue vigorously defending this arbitration. MorAmerica Capital received approximately $939,000 of proceeds from the sale of the Portfolio Company. MorAmerica Capital owns debt securities of Buyer with a face value of $508,761 and warrants with a cost of $24,000 received as part of the sale. Buyer has defaulted on interest payments due on these debt securities. On March 31, 2003, MorAmerica Capital reduced the valuation of these debt securities by $254,380 in light of the interest default and information regarding the related dispute as of that date. On June 30, 2003, MorAmerica Capital further reduced the valuation of these debt securities by $254,380 to $1 and reduced the valuation of the warrants to zero based upon the continuing interest default and additional information regarding the related dispute as of that date. Subsequent to December 31, 2003, Buyer refinanced certain of its obligations, including the debt securities held by MorAmerica Capital, and the principal amount of these debt securities and accrued interest has been deposited in an escrow account pending conclusion of the arbitration proceedings.

                  In a related development, MorAmerica Capital and another small business investment company, NDSBIC, L.P., which co-invested in Portfolio Company, filed suit on December 24, 2003 in the United States District Court for the Northern District of Texas against Patton Boggs LLP and Charles P. Miller, Esq., of Patton Boggs alleging legal malpractice and breach of fiduciary duty. Patton Boggs and Mr. Miller represented MorAmerica Capital and NDSBIC in connection with their investment in the Portfolio Company and the subsequent sale of the Portfolio Company to Buyer. MorAmerica Capital and NDSBIC are seeking monetary damages, in an amount that has not been determined.

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

         (b)      Reports on Form 8-K

         MACC filed no current reports on Form 8-K during the quarter ended December 31, 2003.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     MACC PRIVATE EQUITIES INC.


Date:      2/12/04                      By:     /s/David Schroder
      -----------------                     ---------------------------------
                                             David Schroder, President


Date:      2/12/04                      By:     /s/Robert A. Comey
      -----------------                     ---------------------------------
                                             Robert A. Comey, Treasurer

EXHIBIT INDEX



Exhibit               Description
-------               ------------

 31.1        Section 302 Certification of David R. Schroder (CEO)

 31.2        Section 302 Certification of Robert A. Comey (CFO)

 32.1        Section 906 Certification of David R. Schroder (CEO)

 32.2        Section 906 Certification of Robert A. Comey (CFO)