Form 10-Q
period 2004-03-31
MACC PRIVATE EQUITIES INC
filed 2004-05-17
CIK 923808

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2004
                              ---------------------------------------------------
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

     At April 30, 2004,  the  registrant  had issued and  outstanding  2,329,255 shares of common stock.

                                      Index

PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements                                           Page

             Condensed  Consolidated Balance
             Sheets at March 31, 2004 and September 30, 2003 ................. 3

             Condensed  Consolidated  Statements of
             Operations for the three months ended
             March 31, 2004 and March 31, 2003
             and the six months ended
             March 31, 2004 and March 31, 2003 ............................... 4

             Condensed Consolidated Statements of
             Cash Flows for the six months ended
             March 31, 2004 and March 31, 2003 ............................... 5

             Notes to Condensed Consolidated
             Financial Statements ............................................ 6

  Item 2.    Management's Discussion and Analysis
             of Financial Condition and Results of Operations................. 8

  Item 3.    Quantitative and Qualitative

  Item 4.    Submission of Matters to a

             Certifications...............................See Exhibits 31 and 32

PART 1 -- FINANCIAL INFORMATION

Item 1.   Financial Statements

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                           March 31,    September 30,
                                                                             2004           2003
                                                                        -------------   -------------
Assets

Loans and investments in portfolio securities, at market
   or fair value:
     Unaffiliated companies (cost of $11,490,011 and $13,439,514)       $   9,733,065      12,803,914
     Affiliated companies (cost of $18,773,191 and $20,949,721)            19,904,287      20,875,512
     Controlled companies (cost of $4,536,308 and $4,490,502)               4,480,058       4,921,751
Cash and money market accounts                                              6,689,397         722,691
Other assets, net                                                           1,083,679       1,909,250
                                                                        -------------   -------------

         Total assets                                                   $  41,890,486      41,233,118
                                                                        =============   =============

Liabilities and net assets

Liabilities:
     Debentures payable, net of discount                                $  27,940,000      27,940,000
     Incentive fees payable                                                    48,792          27,528
     Accrued interest                                                         187,839         185,664
     Accounts payable and other liabilities                                   439,895         334,014
                                                                        -------------   -------------
         Total liabilities                                                 28,616,526      28,487,206
                                                                        -------------   -------------

Net assets:
     Common stock, $.01 par value per share;
         authorized 10,000,000 shares and 4,000,000 shares
         in 2004 and 2003, respectively;
         issued and outstanding 2,329,255 shares                               23,293          23,293
     Additional paid-in-capital                                            13,932,767      13,001,179
     Unrealized depreciation on investments                                  (682,100)       (278,560)
                                                                        -------------   -------------
         Total net assets                                                  13,273,960      12,745,912
                                                                        -------------   -------------
         Total liabilities and net assets                               $  41,890,486      41,233,118
                                                                        =============   =============

Net assets per share                                                    $        5.70            5.47
                                                                        =============   =============

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                             For the three     For the three     For the six       For the six
                                             months ended      months ended      months ended      months ended
                                               March 31,         March 31,         March 31,        March 31,
                                                 2004              2003              2004              2003
                                             -------------     -------------     ------------      ------------
Investment income:
     Interest
        Unaffiliated companies               $     241,933           138,032          363,553           244,856
        Affiliated companies                       211,364           246,422          366,771           513,877
        Controlled companies                        68,298            60,238          137,769           134,500
        Other                                       15,571             7,671           24,367            15,909
     Dividends
        Unaffiliated companies                         ---            93,656           78,204           164,751
        Affiliated companies                       287,251             2,397          342,267            57,405
        Controlled companies                           ---             7,871              ---            15,742
     Processing fees                                   ---             9,435              ---            17,185
     Other                                           1,855            75,971            7,659            86,026
                                             -------------      ------------     ------------      ------------

       Total investment income                     826,272           641,693        1,320,590         1,250,251
                                             -------------      ------------     ------------      ------------

Operating expenses:
   Interest expenses                               531,714           550,421        1,063,428         1,100,841
   Management fees                                 259,264           280,017          519,798           555,085
   Professional fees                               262,020           230,810          453,846           330,267
   Other                                           847,401           142,726          915,486           227,837
                                             -------------      ------------     ------------      ------------

       Total operating expenses before
        management fees waived                   1,900,399         1,203,974        2,952,558         2,214,030
       Management fees waived                      (34,292)          (70,655)         (87,092)          (70,655)
                                             -------------      ------------     ------------      ------------

       Net operating expenses                    1,866,107         1,133,319        2,865,466         2,143,375

      Investment expense,
         net before tax expense                 (1,039,835)         (491,626)      (1,544,876)         (893,124)
                                             -------------      ------------     ------------      ------------

Income tax expense                                     ---           (15,000)             ---           (15,000)
                                             -------------      ------------     ------------      ------------

         Investment expense, net                (1,039,835)         (506,626)      (1,544,876)         (908,124)
                                             -------------      ------------     ------------      ------------

Realized and unrealized gain (loss)
          on investments:
     Net realized gain (loss) on investments (net
          incentive fees of $514,314 in 2004
          and $0 in 2003):
        Unaffiliated companies                       9,681          (218,959)       1,948,163          (748,780)
        Affiliated companies                       579,727               ---           61,310        (2,043,502)
        Controlled companies                           ---               ---          466,991               ---
     Net change in unrealized appreciation/
          depreciation on investments            1,365,962          (575,371)        (403,540)        2,453,021
                                             -------------      ------------     ------------      ------------

         Net gain (loss) on investments          1,955,370          (794,330)       2,072,924          (339,261)
                                             -------------      ------------     ------------      ------------

         Net change in net assets
              from operations                $     915,535        (1,300,956)         528,048        (1,247,385)
                                             =============      ============     ============      ============

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         For the six      For the six
                                                                        months ended     months ended
                                                                          March 31,        March 31,
                                                                            2004              2003
                                                                        ------------     ------------

Cash flows from operating activities:
     Increase (decrease) in net assets from operations                  $    528,048       (1,247,385)
                                                                        ------------     ------------

     Adjustments to reconcile increase (decrease)
         in net assets from operations to net cash
         provided by operating activities:
            Net realized and unrealized gain on investments               (2,072,924)         339,261
                 Net realized and unrealized loss on other assets            726,329              ---
            Proceeds from disposition of and payments on
                      loans and investments in portfolio securities        7,102,879        1,619,700
                 Payments of incentive fees to investment advisor           (493,050)             ---
                 Purchases of loans and investments in
                      portfolio securities                                  (481,934)        (124,027)
            Change in accrued interest, accounts payable,
                 and other liabilities                                       108,056           34,775
            Other                                                            549,302           21,001
                                                                        ------------     ------------

                  Total adjustments                                        5,438,658        1,890,710
                                                                        ------------     ------------

                  Net cash provided by operating activities                5,966,706          643,325
                                                                        ------------     ------------

Cash flows from financing activities:
     Payment of commitment fees                                                  ---          (65,000)
                                                                        ------------     ------------

                      Net cash used in financing activities                      ---          (65,000)
                                                                        ------------     ------------

                      Net increase in cash and cash equivalents            5,966,706          578,325

Cash and cash equivalents at beginning of period                             722,691        1,802,603
                                                                        ------------     ------------

Cash and cash equivalents at end of period                              $  6,689,397        2,380,928
                                                                        ============     ============

Supplemental disclosure of cash flow information -
     Cash paid during the period for interest                           $  1,011,490        1,034,157
                                                                        ============     ============

Supplemental disclosure of noncash investing and financing
      information -
      Assets received in exchange of securities                         $    476,074          194,523
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

(3)  Loss Contingency

     MorAmerica  Capital  is  party to  arbitration  proceedings  instituted  by
TransCore Holdings,  Inc., a company (Buyer) seeking  indemnification  under the
Stock  Purchase  Agreement  (the Stock  Purchase  Agreement),  pursuant to which
MorAmerica  Capital and certain other  individuals and  institutional  investors
(collectively,  the Sellers) sold their interest in a former  portfolio  company
investment   (Portfolio   Company).   The  arbitration   proceedings  are  being
administered by JAMS. Under the Stock Purchase Agreement,  the Sellers agreed to indemnify Buyer for breaches of  representations  and warranties as to Portfolio
Company made by the  Sellers.  Buyer claims that  accounting  irregularities  at
Portfolio  Company  resulted  in a breach of the  Sellers'  representations  and warranties. The Sellers have retained counsel and forensic accountants to defend the Sellers  against  Buyer's claim for  indemnification.  Following  discovery, depositions  and  other  preliminary  proceedings,  in June,  2003,  the  formal arbitration  proceedings  commenced and are being  intensively  contested by all parties. Based on the current schedule for the arbitration,  a decision will not be rendered until at least August,  2004. Based on its evaluation of the Buyer's claim and  discussions  with external  legal  counsel,  MACC believes that it is reasonably  possible  that a loss  may have  been  incurred  as a result  of the indemnification  claim,  against  which no accrual  for loss has been made as of
March 31,  2004,  because the amount of the possible  loss,  and  therefore  its materiality to the financial statements, cannot be estimated. MorAmerica Capital intends to continue  vigorously  defending this arbitration.  MorAmerica Capital received  approximately  $939,000  of  proceeds  from the sale of the  Portfolio
Company.  MorAmerica Capital owned debt securities of Buyer with a face value of
$508,761 and warrants with a cost of $24,000 received as part of the sale. Buyer has defaulted on interest  payments due on these debt  securities.  On March 31,
2003,  MorAmerica  Capital  reduced  the  valuation  of the debt  securities  by
$254,380 in light of the interest default and information  regarding the related dispute as of that date. On June 30, 2003,  MorAmerica  Capital  further reduced the  valuation  of these debt  securities  by  $254,380  to $1 and  reduced  the valuation of the warrants to zero based upon the continuing interest default and additional information regarding the related dispute as of that date. Subsequent to December 31, 2003, Buyer refinanced certain of its obligations, including the debt securities held by MorAmerica  Capital,  and the principal  amount of these debt  securities  and accrued  interest has been  deposited in an escrow account pending conclusion of the arbitration proceedings.

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

Second Quarter Ended March 31, 2004 Compared to Second Quarter Ended March 31, 2003

                                                    For the three months
                                                       ended March 31,
                                                ---------------------------
                                                    2004           2003          Change
                                                ---------------------------    ---------

Investment income                               $   826,272         641,693      184,579
Operating expenses                               (1,866,107)     (1,148,319)    (717,788)
                                                 -----------     -----------   ----------
Investment expense, net                          (1,039,835)       (506,626)    (533,209)
                                                 -----------     -----------   ----------

Net realized gain (loss) on investments             589,408        (218,959)     808,367
Net change in unrealized appreciation/
          depreciation on investments             1,365,962        (575,371)   1,941,333
                                                 -----------     -----------   ----------
Net gain on investments                           1,955,370        (794,330)   2,749,700
                                                 -----------     -----------   ----------

Net change in net assets from operations         $  915,535      (1,300,956)   2,216,491
                                                 ==========      ===========   =========
Net asset value:
         Beginning of period                     $     5.31            6.74
                                                 ==========      ===========
         End of period                           $     5.70            6.19
                                                 ==========      ===========

Investment Income

     During  the  current  year  second  quarter,  total  investment  income was
$826,272,  an increase of  $184,579,  or 29%,  from total  investment  income of
$641,693 for the prior year second  quarter.  In the current year second quarter as compared to the prior year second quarter, interest income increased $84,803, or 19%, dividend income increased $183,327,  or 176%,  processing fees decreased
$9,435,  or 100%, and other income  decreased  $74,116,  or 98%. The increase in interest  income is mainly due to one  investment  which  converted all interest accrued and reserved to an equity  investment in the current year second quarter which was on a non-accrual of interest  status in the prior year second quarter.
In the current year second  quarter,  MACC  received  dividends on five existing portfolio  companies,  as compared to dividend income received in the prior year second quarter on four existing portfolio  companies.  Processing fees decreased due to no fees received on the two follow-on  portfolio company investments made in the current year second quarter,  compared to one follow-on portfolio company investment in which MACC received a processing  fee at closing in the prior year second  quarter.  The decrease in other income is due to advisory  fees received from two portfolio companies in the prior year second quarter.

Operating Expenses

     Total  operating  expenses for the second  quarter of the current year were
$1,866,107,  an increase  of  $717,788,  or 63%, as compared to total  operating expenses  for the prior year  second  quarter of  $1,148,319.  Interest  expense decreased $18,707,  or 3%, in the current year second quarter due to a reduction in the interest rate on $2,150,000 of SBA-guaranteed debentures to 3.125% in the current  year  second  quarter,  from  6.12% in the prior year  second  quarter.
Following the  expiration  of the terms of the  investment  advisory  agreements between  each  of MACC  and  MorAmerica  Capital  and  InvestAmerica  Investment
Advisors, Inc. ("InvestAmerica"),  MACC and MorAmerica Capital each entered into an  investment  advisory  agreement  with Atlas  Management  Partners,  LLC (the
"Investment Advisor"). Contemporaneously with this change in investment advisor,
MACC,  MorAmerica Capital, the Investment Advisor and InvestAmerica entered into an a agreement  pursuant to which  InvestAmerica  will act as a subadvisor  (the
"Subadvisor") with respect to the companies' existing investment portfolio as of the transition date.  Management fees increased  $15,610,  or 7%, in the current year  second  quarter  due  to a  voluntary  reduction  in  management  fees  by
InvestAmerica  in the prior year second quarter which terminated on February 29,
2004.  Professional fees increased  $31,210,  or 14%, in the current year second quarter primarily due to increased legal expenses  associated with the change in
MACC's  investment  advisor which became  effective on March 1, 2004 and various corporate  governance changes.  Professional fees are expected to be high in the next three to six months due to the item  identified  in Note 3 to the Unaudited
Condensed Consolidated Financial Statements and legal advice in implementing the future direction of MACC.  Other expenses  increased  $704,675,  or 494%, in the current year second  quarter as compared to the prior year second quarter mainly due to the change in the other  assets  loss  provision.  The other  assets loss provision increased because depreciated  portfolio  securities were reclassified as  other  assets  in the  current  year  second  quarter,  which  required  the unrealized  depreciation on such assets in the amount of $532,760 to be recorded as other  assets  loss  provision,  and because  additional  loss  provision  of
$197,727 was  recorded in the current year second  quarter with respect to other securities which had been classified as other assets in a prior period.

Investment Expense, Net

     For the current year second quarter,  MACC recorded investment expense, net of $1,039,835,  as compared to investment  expense,  net of $506,626  during the prior year second quarter.

Net Realized Gain (Loss) on Investments

     During the current year second quarter,  MACC recorded net realized gain on investments  of $589,408,  as compared with net realized loss on  investments of
$218,959  during the prior year  second  quarter.  In the  current  year  second quarter, MACC realized a gain of $579,727 from the sale of one portfolio company of which $611,340 was previously recorded as unrealized  appreciation and $9,681 of additional sale proceeds from the sale of an equity interest of one portfolio company which  occurred in the current year first quarter.  Management  does not attempt to maintain a comparable  level of realized gains quarter to quarter but instead attempts to maximize total  investment  portfolio  appreciation  through realizing  gains in the disposition of securities and investing in new portfolio investments.

Net Change in Unrealized Appreciation/Depreciation of Investments

     MACC  recorded  net  change  in  unrealized   appreciation/depreciation  on
investments of $1,365,962 during the current year second quarter, as compared to
($575,371)  during the prior year second quarter.  This net change in unrealized appreciation/depreciation  on  investments  of  $1,365,962  is the net effect of increases  in fair value of five  portfolio  companies  totaling  $1,444,543,  a decrease in fair value of one  portfolio  company  totaling  $1, the reversal of
$611,340 of appreciation resulting from the sale of one portfolio investment and the reversal of $532,760 of  depreciation  resulting from the restructure of one portfolio investment to other assets.

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

Net Change in Net Assets from Operations

     MACC  experienced  an  increase of $915,535 in net assets at the end of the second  quarter of fiscal year 2004, and the resulting net asset value per share was $5.70 as of March 31, 2004,  as compared to $5.47 as of September  30, 2003.
General economic  conditions have recently appeared to have a positive impact on the operating  results and financial  condition of a number of MACC's  portfolio companies,  and the majority of MACC's thirty-four operating portfolio companies continue to be valued at cost or above. MACC has fourteen portfolio investments  valued  at cost,  has  recorded  unrealized  appreciation  on eight portfolio  investments  and  has  recorded  unrealized  depreciation  on  twelve portfolio investments.

     To  mitigate  the  effects of the current  economic  environment  on MACC's operating performance, MACC has projected fewer investments and has projected no new borrowings  under the SBIC leverage  program in the current fiscal year 2004 budget. Recent years have been difficult years for the venture capital industry.
With the recent improvement in the economy,  MACC's overall portfolio is showing signs of increasing  strength.  If the economy continues to improve,  management believes  MACC's  investment  portfolio  will  benefit from  improved  operating performance at a number of portfolio companies and from a more robust merger and acquisition market.

   Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

                                                     For the six months
                                                       ended March 31,
                                                ---------------------------
                                                    2004           2003          Change
                                                ---------------------------    ---------

Investment income                               $ 1,320,590       1,250,251       70,339
Operating expenses                               (2,865,466)     (2,158,375)    (707,091)
                                                ------------     -----------   ----------
Investment expense, net                          (1,544,876)       (908,124)    (636,752)
                                                ------------     -----------   ----------

Net realized gain (loss) on investments           2,476,464      (2,792,282)   5,268,746
Net change in unrealized appreciation/
          depreciation on investments              (403,540)      2,453,021   (2,856,561)
                                                ------------     -----------   ----------
Net gain on investments                           2,072,924        (339,261)   2,412,185
                                                ------------     -----------   ----------

Net change in net assets from operations        $   528,048      (1,247,385)   1,775,433
                                                ===========      ===========   ==========
Net asset value:
         Beginning of period                    $      5.47            6.72
                                                ===========      ===========
         End of period                          $      5.70            6.19
                                                ===========      ===========

Investment Income

     During the current  year  six-month  period,  total  investment  income was
$1,320,590,  an  increase of $70,339,  or 6%,  from total  investment  income of
$1,250,251  for the prior year six-month  period.  In the current year six-month period as compared to the prior year six-month period, interest income decreased
$16,682,  or 2%, dividend income  increased  $182,573,  or 77%,  processing fees decreased  $17,185,  or 100%, and other income  decreased  $78,367,  or 91%. The decrease in interest income is the net result of only two follow-on  investments made during the current year second quarter,  one investment which converted all interest  accrued  and  reserved  to an equity  investment,  the placing of debt portfolio  securities  issued by three  portfolio  companies on  non-accrual  of interest  status in the  current  year  six-month  period  which  were  accruing interest in the prior year  six-month  period and the receipt of  $1,252,627  in principal payments on five portfolio investments.  In the current year six-month period and in the prior year six-month period,  MACC received dividends on seven existing  portfolio  companies,  however  dividend  payments were greater in the current year six-month period. Processing fees decreased due to no fees received on the three follow-on  investments  made in the current year six-month  period, compared  to  one  follow-on  investment  and  one  existing  portfolio  company investment in which MACC received  processing  fees in the prior year  six-month period. The period-over-period  decrease in other income is due to a decrease in advisory fees received from two portfolio  companies in the prior year six-month period.

Operating Expenses

     Total operating  expenses for the six-month period of the current year were
$2,865,466,  an increase  of  $707,091,  or 33%, as compared to total  operating expenses for the prior year  six-month  period of $2,158,375.  Interest  expense decreased  $37,413,  or 3%,  in  the  current  year  six-month  period  due to a reduction in the interest  rate on $2,150,000  of  SBA-guaranteed  debentures to
3.125% in the  current  year  six-month  period,  from  6.12% in the prior  year six-month period. Management fees decreased $51,724, or 11%, in the current year six-month  period  due  to  InvestAmerica  agreeing  to a  voluntary,  temporary reduction in  management  fees to reduce the expenses of MACC.  This  voluntary, temporary  reduction  in  management  fees  terminated  at  February  29,  2004.
Professional  fees  increased  $123,579,  or 37%, in the current year  six-month period primarily due to increased legal expenses due to arbitration  proceedings related to the sale of a former portfolio company and legal expenses  associated with the change in MACC's investment  advisor which became effective on March 1,
2004 and various corporate governance changes. Professional fees are expected to be high  for at least  the next  three  to six  months  as a result  of the item
identified  in  Note  3  to  the  Unaudited  Condensed   Consolidated  Financial
Statements and legal advice in implementing  the future direction of MACC. Other expenses  increased  $702,649,  or 330%,  in the current year second  quarter as compared  to the prior  year  six-month  period  mainly due to the change in the other assets loss provision.  The other assets loss provision  increased because depreciated  portfolio  securities  were  reclassified  as other  assets  in the current year second quarter, which required the unrealized  depreciation on such assets in the amount of $532,760 to be recorded as other assets loss  provision, and because  additional  loss  provision of $197,727 was recorded in the current year second quarter with respect to other  securities  which had been classified as other assets in a prior period.

Investment Expense, Net

     For the current year six-month period,  MACC recorded  investment  expense, net of $1,544,876, as compared to investment expense, net of $908,124 during the prior year six-month period.

Net Realized Gain (Loss) on Investments

     During the current year six-month  period,  MACC recorded net realized gain on investments of $2,476,464,  as compared with net realized loss on investments of  $2,792,282  during the prior year  six-month  period.  In the  current  year six-month period,  MACC realized a gain of $328,968 from the sale of warrants of one portfolio company, and $2,994,881 from the sale of equity interests of three portfolio  companies of which  $3,259,790 was previously  recorded as unrealized appreciation.  MACC also  realized a loss of $847,385  from the write-off of one portfolio  company of which  $847,384  was  previously  recorded  as  unrealized depreciation.  Management  does not  attempt to maintain a  comparable  level of realized  gains  quarter to quarter  but  instead  attempts  to  maximize  total investment  portfolio  appreciation  by  appropriately  realizing  gains  in the disposition of securities and investing in new portfolio investments.

Net Change in Unrealized Appreciation/Depreciation of Investments

     MACC  recorded  net  change  in  unrealized   appreciation/depreciation  on
investments of ($403,540)  during the current year six-month period, as compared to  $2,453,021  during  the prior  year  six-month  period.  This net  change in unrealized  appreciation/depreciation  on  investments  of ($403,540) is the net
effect  of  increases  in  fair  value  of  six  portfolio   companies  totaling
$1,620,098,  decreases  in  fair  value  of  two  portfolio  companies  totaling
$143,992,  the reversal of $3,259,790 of appreciation resulting from the sale of warrants of one portfolio  investment and the sale of equity  interests of three portfolio investments referenced above, the reversal of $847,384 of depreciation resulting from the write-off of the investment in one portfolio investment,  and the reversal of $532,760 of  depreciation  resulting from the restructure of one portfolio investment to other assets.

              Financial Condition, Liquidity and Capital Resources

     To date,  MACC has  relied  upon  several  sources  to fund its  investment activities,  including  MACC's  cash and  money  market  accounts  and the Small
Business  Investment  Company  ("SBIC")  leverage  program operated by the Small
Business Administration (the "SBA").

     MACC, through its wholly-owned subsidiary, MorAmerica Capital, from time to time may seek to procure additional capital through the SBIC leverage program to fund a portion of its investment  capital  requirements.  At present,  committed leverage with a commitment  period of up to four years is available  through the
SBIC  leverage  program and MACC  anticipates  that leverage may be available in future periods.  MACC has not currently budgeted to borrow any funds through the
SBIC leverage program during fiscal year 2004.

     As of March  31,  2004,  MACC's  cash and  money  market  accounts  totaled
$6,689,397.  MACC has commitments for an additional $3,500,000 and $6,500,000 in
SBA guaranteed debentures,  which expire on September 30, 2005 and September 30,
2007,  respectively.  Subject to the risks and  uncertainties  described in this report on Form 10-Q,  MACC  believes  that its  existing  cash and money  market accounts, the $10,000,000 of SBA commitments,  and other anticipated cash flows, will provide adequate funds for MACC's  anticipated  budgeted cash  requirements during the current  fiscal  year,  including  portfolio  investment  activities,
principal  and  interest   payments  on  outstanding   debentures   payable  and
administrative  expenses.  MACC's  budgeted  investment  objective  is to invest
$2,500,000  in new and  follow-on  investments  during the current  fiscal year, subject  to  further  adjustment  based  upon  current  economic  and  operating conditions.

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

     As an SBIC,  MorAmerica  Capital is required to comply with the regulations of the SBA (the  "SBA  Regulations").  These  regulations  include  the  capital impairment rules, as defined by Regulation  107.1830 of the SBA Regulations.  As of March 31, 2004, the capital of MorAmerica  Capital was impaired less than the maximum impairment percentage permitted under SBA Regulations. No assurances can be given,  however,  that  MorAmerica  Capital will continue to be less than the maximum impairment  percentage in future periods if MorAmerica Capital continues to experience negative operating results. If MorAmerica Capital would exceed the maximum impairment  percentage in future periods, a number of events could occur which could have a material adverse effect on the financial position, results of operations, cash flow and liquidity of MACC and MorAmerica Capital.

     MorAmerica  Capital  is  currently  limited by the SBA  Regulations  in the amount of  distributions  it may make to MACC. MACC  historically  has relied in large  part on  distributions  from  MorAmerica  Capital  to fund its  operating expenses and other cash requirements. While the paragraphs above describe MACC's liquidity on a  consolidated  basis,  due to current  limitations  on MorAmerica
Capital's  ability to make  distributions to MACC, MACC has limited liquidity to pay its holding  company  operating  expenses.  During the second quarter of the current fiscal year,  MACC entered into a loan agreement  providing for advances of up to $400,000  through a loan made by one of its  directors.  MACC  obtained
$200,000  under this loan  agreement in the second quarter of the current fiscal year and it is  anticipated  that  additional  drawings will be necessary in the third  quarter of the current  fiscal year.  In addition to utilizing  this loan facility,  MACC is currently  evaluating a number of alternatives to provide for its  liquidity,  including one or more of the capital  transactions  approved by shareholders at the 2004 annual meeting.

                               Portfolio Activity

     MACC's primary  business is investing in and lending to businesses  through investments in subordinated  debt (generally with detachable  equity  warrants), preferred  stock and common stock.  The total  portfolio value of investments in publicly and  non-publicly  traded  securities was $34,117,410 at March 31, 2004 and  $38,601,177 at September 30, 2003.  During the three months ended March 31,
2004, MACC invested $245,126 in follow-on  investments in two existing portfolio companies.  Management  views  investment  objectives  for  any  given  year  as secondary in importance to MACC's overriding  concern of investing in only those portfolio  companies which satisfy MACC's investment  criteria.  MACC's budgeted investment  objective  for fiscal year 2004 is to invest  $2,500,000  in new and follow-on

investments,  subject  to  further  adjustment  based on  current  economic  and operating conditions.

     MACC has frequently co-invested with other funds managed by the Subadvisor.
When it makes any  co-investment  with these related funds, MACC follows certain procedures  consistent with orders of the Securities and Exchange Commission for related party co-investments to reduce or eliminate conflict of interest issues.
Of the  $245,126  invested  during the  current  year second  quarter,  $245,126 represented co-investments with funds managed by the Subadvisor.

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

March 31,  2004,  MACC held only one  publicly  traded  equity  security  in its consolidated  investment  portfolio,  and  the  fair  value  of  that  portfolio investment was not material.  Therefore,  a  hypothetical  10% adverse change in quoted market price of that portfolio investment would not be material.

     MACC is also exposed to market risk from changes in market  interest  rates that affect the fair value of MorAmerica Capital's debentures payable determined in  accordance  with  Statement  of  Financial  Accounting  Standards  No.  107,
Disclosures About Fair Value of Financial Instruments.  The estimated fair value of MorAmerica  Capital's  outstanding  debentures payable at March 31, 2004, was
$30,409,000,  with a cost of  $27,940,000.  Fair value of  MorAmerica  Capital's outstanding  debentures  payable is calculated by discounting cash flows through estimated  maturity using the borrowing  rate currently  available to MorAmerica
Capital for debt of similar  original  maturity.  None of  MorAmerica  Capital's outstanding  debentures payable are publicly traded. Market risk is estimated as the potential increase in fair value resulting from a hypothetical 0.5% decrease in interest rates. Actual results may differ.

             ______________________________________________________

                                 March 31, 2004
             ______________________________________________________

             Fair Value of Debentures Payable           $30,409,000

             Amount Above Cost                           $2,469,000

             Additional Market Risk                        $747,000
             ______________________________________________________

Item 4.  Controls and Procedures

     In  accordance  with  Item 307 of  Regulation  S-K  promulgated  under  the
Securities  Act of 1933,  as  amended,  and  within  90 days of the date of this
Quarterly  Report on Form 10-Q, the Chief Executive  Officer and Chief Financial
Officer of MACC (the "Certifying Officers") have conducted evaluations of MACC's disclosure  controls and  procedures.  As defined under  Sections  13a-15(e) and
15d-15(e)  of the  Securities  Exchange Act of 1934,  as amended (the  "Exchange
Act"),  the term "disclosure  controls and procedures"  means controls and other procedures of an issuer that are designed to ensure that information required to be  disclosed  by the issuer in the reports  that it files or submits  under the
Exchange Act is recorded,  processed,  summarized and reported,  within the time periods specified in the Commission's rules and forms.  Disclosure  controls and procedures  include,  without  limitation,  controls and procedures  designed to ensure that  information  required to be  disclosed  by an issuer in the reports that it files or submits under the Exchange Act is accumulated and  communicated to the  issuer's  management,  including  its  principal  executive  officer  or officers and  principal  financial  officer or officers,  or persons  performing similar functions,  as appropriate to allow timely decisions  regarding required disclosure. The Certifying Officers have reviewed MACC's disclosure controls and procedures and have concluded that those disclosure  controls and procedures are effective as of the date of this  Quarterly  Report on Form 10-Q.  In compliance  with  Section  302 of the  Sarbanes-Oxley  Act of 2002,  each of the
Certifying  Officers  executed  an  Officer's  Certification  included  in  this
Quarterly Report on Form 10-Q.

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
          The arbitration  proceedings are being administered by JAMS. Under the
          Stock Purchase  Agreement,  the Sellers agreed to indemnify  Buyer for breaches of  representations  and  warranties as to Portfolio  Company made by the Sellers.  Buyer claims that accounting  irregularities  at
          Portfolio Company resulted in a breach of the Sellers' representations and  warranties.  The  Sellers  have  retained  counsel  and  forensic
          accountants   to  defend  the  Sellers   against   Buyer's  claim  for
          indemnification.    Following   discovery,   depositions   and   other
          preliminary  proceedings,   in  June,  2003,  the  formal  arbitration
          proceedings  commenced  and are  being  intensively  contested  by all parties. Based on the current schedule for the arbitration, a decision will  not be  rendered  until  at  least  August,  2004.  Based on its evaluation of the Buyer's claim and  discussions  with external  legal counsel,  MACC believes that it is reasonably possible that a loss may have been incurred as a result of the indemnification  claim,  against which no accrual for loss has been made as of March 31, 2004,  because the amount of the possible loss, and therefore its  materiality to the financial statements, cannot be estimated.  MorAmerica Capital intends to continue vigorously defending this arbitration.  MorAmerica Capital received  approximately  $939,000  of  proceeds  from  the sale of the
          Portfolio  Company.  MorAmerica Capital owned debt securities of Buyer with a face  value of  $508,761  and  warrants  with a cost of $24,000 received as part of the sale. Buyer has defaulted on interest payments due on these debt securities.  On March 31, 2003,  MorAmerica  Capital reduced the valuation of these debt securities by $254,380 in light of the interest default and information  regarding the related dispute as of that date. On June 30, 2003, MorAmerica Capital further reduced the valuation of these debt  securities  by $254,380 to $1 and reduced the valuation of the warrants to zero based upon the  continuing  interest default and additional information regarding the related dispute as of that date.  Subsequent to December 31, 2003, Buyer refinanced  certain of its  obligations,  including the debt securities held by MorAmerica
          Capital, and the principal amount of these debt securities and accrued interest has been deposited in an escrow account pending conclusion of the arbitration proceedings.

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

               BFS  Diversified  Products,  LLC  ("BFS") was a supplier to Water
          Creations,  Inc. ("Water  Creations"),  a former portfolio  company of
          MorAmerica Capital.  Water

          Creations  went out of business in December,  2002,  at which time BFS was owed approximately  $900,000 for products sold to Water Creations.
          On March 26, 2004,  BFS filed suit in the Iowa District  Court of Polk
          County,   Iowa  against  board  members  of  and  investors  in  Water
          Creations,   including  MorAmerica  Capital,   David  Schroder  (Chief
          Financial Officer of MACC), and InvestAmerica  Venture Group, Inc., an
          affiliate of the  Subadvisor.  BFS has sued the  defendants for fraud, fraudulent  transfer,  breach of  fiduciary  duty,  civil  conspiracy, breach of contract, conversion, and alter ego/piercing corporate veil.
          The central  allegation of the case is that the  defendants  knew that
          Water  Creations  was  insolvent  and owed a duty to BFS to protect it from  selling  to  Water  Creations  under  these  circumstances.  The defendants  have hired  counsel and intend to  vigorously  defend this litigation.

Item 2.  Changes in Securities

          There are no items to report.

Item 3.   Defaults Upon Senior Securities

          There are no items to report.

Item 4.   Submission of Matters to a Vote
          of Security Holders

               On February 24, 2004,  MACC's 2004 Annual Meeting of Shareholders
          (the  "Meeting")  was  held in Salt  Lake  City,  Utah.  A  quorum  of
          1,396,582  shares,  or approximately  59.96% of issued and outstanding shares as of December 31, 2003, were represented in person or by proxy at the Meeting.  The  shareholders  considered  eight proposals at the meeting.

               With  respect to the first  proposal,  the  shareholders  elected eight nominees to serve as directors  until the 2005 Annual Meeting of
          Shareholders or until their respective successors shall be elected and qualified.  One  director,  Paul M. Bass,  Jr., was not elected at the
          Meeting  because his current  term as a director  continues  until the
          2005 Annual Meeting of  Shareholders.  The eight directors  elected at the Meeting,  and the votes cast in favor of and withheld with respect to each, are as follows:

                                                     For                Withheld

               Michael W. Dunn                    1,382,885              13,697

               Benjamin Jiaravanon                1,385,185              11,397

               Jasja Kotterman                    1,381,466              15,116

               Kent I. Madsen                     1,382,452              14,130

               Shane Robison                      1,385,185              11,397

               Gordon J. Roth                     1,382,885              13,697

                                                     For                Withheld

               Martin Walton                      1,385,185              11,397

               Geoffrey T. Woolley                1,385,485              11,097

     With regard to the second proposal, the shareholders approved an Investment
Advisory Agreement between the Corporation and Atlas Management  Partners LLC by
a vote of  1,352,936  in favor of approval  and 22,435  against  approval,  with
21,211 shares abstaining.

     With regard to the third proposal,  the shareholders approved an Investment
Advisory Agreement between  MorAmerica Capital  Corporation and Atlas Management
Partners  LLC by a vote of  1,350,538  in favor of approval  and 19,323  against approval, with 26,721 shares abstaining.

     With regard to the fourth proposal, the shareholders approved an Investment
Advisory Support Services  Agreement among the Corporation,  MorAmerica  Capital
Corporation,   Atlas  Management  Partners  LLC  and  InvestAmerica   Investment
Advisors,  Inc. by a vote of 1,347,748  in favor of approval and 23,243  against approval, with 25,591 shares abstaining.

     With regard to the fifth proposal,  the shareholders  approved amending the
Corporation's  Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Corporation from 4,000,000 to 10,000,000 by a vote of  1,352,789  in favor of approval  and 23,974  against  approval,  with 19,819 shares abstaining.

     With  regard  to  the  sixth  proposal,  the  shareholders  authorized  the
Corporation to issue rights to acquire any authorized  shares of Common Stock of the  Corporation  by a vote of 1,347,060 in favor of approval and 25,820 against approval, with 23,702 shares abstaining.

     With  regard to the  seventh  proposal,  the  shareholders  authorized  the
Corporation  to issue  warrants,  rights or options to purchase,  or  securities convertible  into,  shares  of the  Corporation's  Common  Stock  by a  vote  of
1,349,373 in favor of approval and 23,375 against  approval,  with 23,834 shares abstaining.

     With regard to the eighth proposal,  the  shareholders  voted to ratify the appointment of KPMG LLP as independent auditors for MACC for fiscal year 2004 by a vote of 1,372,794 in favor of approval and 3,818 against approval, with 19,970 shares abstaining.

Item 5.   Other Information

     There are no items to report.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits

     The following exhibits are filed with this quarterly report on Form 1O-Q:

          10.4 Investment Advisory Agreement dated as of March 1, 2004 between
               MACC Private Equities Inc. and Atlas Management Partners, LLC

          10.5 Investment Advisory Agreement dated as of March 1, 2004 between
               MorAmerica Capital Corporation and Atlas Management Partners, LLC

          10.6 Investment Advisory Support Services Agreement dated as of March
               1, 2004 among MACC Private Equities Inc., MorAmerica Capital
               Corporation, Atlas Management Partners, LLC and InvestAmerica
               Investment Advisors, Inc.

          10.7 Convertible Note and Security Agreement dated as of March 1, 2004 between MACC Private Equities Inc. and Geoffrey T. Woolley

          10.8 Letter Agreement Regarding Subsidiary Support dated as of March
               1, 2004 between MorAmerica Capital Corporation and MACC Private
               Equities Inc.

          10.9 Guaranty dated as of March 1, 2004 by Atlas Management Partners,
               LLC in favor of Geoffrey T. Woolley

          10.10 Employment Agreement between David R. Schroder and MACC Private
                Equities Inc. dated as of March 1, 2004*

          10.11 Employment Agreement between Robert A. Comey and MorAmerica
                Capital Corporation dated as of March 1, 2004*

          31.1 Section 302 Certification of Kent I. Madsen (CEO)

          31.2 Section 302 Certification of David R. Schroder (CFO)

          32.1 Section 1350 Certification of Kent I. Madsen (CEO)

          32.2 Section 1350 Certification of David R. Schroder (CFO)

          *Indicates a management contract or compensatory plan or arrangement.

         (b) Reports on Form 8-K

          MACC filed no current reports on Form 8-K during the quarter ended
          March 31, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MACC PRIVATE EQUITIES INC.

Date:       5/13/04                         By:  /s/ Kent I. Madsen
                                                --------------------------------
                                                Kent I.Madsen, President

Date:       5/13/04                         By:  /s/ David R. Schroder
                                                --------------------------------
                                                 David R. Schroder, Chief
                                                 Financial Officer

EXHIBIT INDEX

Exhibit               Description

10.4     Investment Advisory Agreement dated as of March 1, 2004
         between MACC Private Equities Inc. and Atlas Management
         Partners, LLC

10.5     Investment Advisory Agreement dated as of March 1, 2004
         between MorAmerica Capital Corporation and Atlas
         Management Partners, LLC

10.6     Investment Advisory Support Services Agreement dated as
         of March 1, 2004 among MACC Private Equities Inc., MorAmerica
         Capital Corporation, Atlas Management Partners, LLC
         and InvestAmerica Investment Advisors, Inc.

10.7     Convertible Note and Security Agreement dated as of March 1,
         2004 between MACC Private Equities Inc. and Geoffrey T. Woolley

10.8     Letter Agreement Regarding Subsidiary Support dated as of
         March 1, 2004 between MorAmerica Capital Corporation and
         MACC Private Equities Inc.

10.9     Guaranty dated as of March 1, 2004 by Atlas Management
         Partners, LLC in favor of Geoffrey T. Woolley

10.10    Employment Agreement between David R. Schroder and MACC
         Private Equities Inc. dated as of March 1, 2004*

10.11    Employment Agreement between Robert A. Comey and MorAmerica
         Capital Corporation dated as of March 1, 2004*

31.1     Section 302 Certification of Kent I. Madsen (CEO)

31.2     Section 302 Certification of David R. Schroder (CFO)

32.1     Section 1350 Certification of Kent I. Madsen (CEO)

32.2     Section 1350 Certification of David R. Schroder (CFO)

*Indicates a management contract or compensatory plan or arrangement.

