Form 10-Q
period 2004-06-30
MACC PRIVATE EQUITIES INC
filed 2004-08-13
CIK 923808

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2004
                              --------------------------------------------------
                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to____________

        Commission file number  0-24412
                              -------------------

                           MACC Private Equities Inc.
          ------------------------------------------------------------
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
                                   (Zip Code)

                                 (319) 363-8249
                           --------------------------
              (Registrant's telephone number, including area code)

            ---------------------------------------------------------
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
Yes   X   No
   -------  -------

     Please  indicate by check mark  whether the  registrant  is an  accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X
   -------  -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares  outstanding of each of the issuer's  classes of common stock, as of the latest practicable date.

     At July 31,  2004,  the  registrant  had issued and  outstanding  2,329,255 shares of common stock.

                                      Index

PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements                                            Page

            Condensed Consolidated Balance Sheets
            (Unaudited) at June 30, 2004
            and September 30, 2003............................................ 3

            Condensed Consolidated Statements of
            Operations (Unaudited) for the three months
            ended June 30, 2004 and June 30, 2003
            and the nine months ended
            June 30, 2004 and June 30, 2003................................... 4

            Condensed Consolidated Statements of
            Cash Flows (Unaudited) for the nine months ended
            June 30, 2004 and June 30, 2003................................... 5

            Notes to Condensed Consolidated
            Financial Statements.............................................. 6

  Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations.................. 8

  Item 3.   Quantitative and Qualitative

            Certifications................................See Exhibits 31 and 32

PART 1 -- FINANCIAL INFORMATION

Item 1.   Financial Statements

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                         June 30,     September 30,
                                                                           2004           2003
                                                                       ------------   -------------
Assets

Loans and investments in portfolio securities, at market
   or fair value:
     Unaffiliated companies (cost of $11,613,758 and $14,546,361)      $  9,383,813      13,610,760
     Affiliated companies (cost of $17,786,705 and $19,842,874)          19,175,441      20,068,666
     Controlled companies (cost of $4,536,308 and $4,490,502)             4,614,758       4,921,751
Cash and money market accounts                                            7,884,630         722,691
Other assets, net                                                         1,006,255       1,909,250
                                                                       ------------   -------------
         Total assets                                                  $ 42,064,897      41,233,118
                                                                       ============   =============

Liabilities and net assets

Liabilities:
     Debentures payable, net of discount                               $ 27,940,000      27,940,000
     Deferred incentive fees                                                 18,353          27,528
     Accrued interest                                                       657,214         185,664
     Accounts payable and other liabilities                                 528,722         334,014
                                                                       ------------   -------------

         Total liabilities                                               29,144,289      28,487,206
                                                                       ------------   -------------

Net assets:
     Common stock, $.01 par value per share;
         authorized 10,000,000 shares and 4,000,000 shares
         in 2004 and 2003, respectively;
         issued and outstanding 2,329,255 shares                             23,293          23,293
     Additional paid-in-capital                                          13,660,074      13,001,179
     Unrealized depreciation on investments                               (762,759)       (278,560)
                                                                       ------------   -------------

         Total net assets                                                12,920,608      12,745,912
                                                                       ------------   -------------

         Total liabilities and net assets                              $ 42,064,897      41,233,118
                                                                       ============   =============

Net assets per share                                                   $       5.55            5.47
                                                                       ============   =============

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                             For the three     For the three     For the nine      For the nine
                                              months ended      months ended     months ended      months ended
                                                June 30,          June 30,         June 30,          June 30,
                                                  2004              2003             2004              2003
                                             -------------     -------------     ------------      ------------
Investment income:
     Interest
        Unaffiliated companies               $     154,724           171,562          531,052           416,418
        Affiliated companies                       184,070           245,839          538,066           759,716
        Controlled companies                        68,247            60,626          206,016           195,126
        Other                                       12,690             6,998           37,057            22,907
     Dividends
        Unaffiliated companies                         ---            74,141           78,204           238,892
        Affiliated companies                       250,335           131,756          592,602           189,161
        Controlled companies                           ---             7,700              ---            23,442
     Processing fees                                   ---             5,556              ---            22,741
     Other                                           2,507            11,556           10,166            97,582
                                             -------------     -------------     ------------      ------------

       Total investment income                     672,573           715,734        1,993,163         1,965,985
                                             -------------     -------------     ------------      ------------

Operating expenses:
     Interest expenses                             531,714           550,420        1,595,142         1,651,261
     Management fees                               262,810           270,782          782,608           825,867
     Professional fees                              93,155           467,257          547,001           797,524
     Other                                          87,462           245,389        1,002,948           473,226
                                             -------------     -------------     ------------      ------------

       Total operating expenses before
         management fees waived                    975,141         1,533,848        3,927,699         3,747,878
       Management fees waived                          ---          (61,420)         (87,092)         (132,075)
                                             -------------     -------------     ------------      ------------

       Net operating expenses                      975,141         1,472,428        3,840,607         3,615,803

      Investment expense,
         net before tax expense                  (302,568)         (756,694)      (1,847,444)       (1,649,818)
                                             -------------     -------------     ------------      ------------

Income tax expense                                     ---               ---              ---          (15,000)
                                             -------------     -------------     ------------      ------------

         Investment expense, net                 (302,568)         (756,694)      (1,847,444)       (1,664,818)
                                             -------------     -------------     ------------      ------------

Realized and unrealized (loss) gain
     on investments:
   Net realized (loss) gain on investments (net
     incentive fees of $514,837 in 2004
     and $0 in 2003):
    Unaffiliated companies                          26,495           748,734        1,974,658              (46)
    Affiliated companies                             3,380           150,500           64,690       (1,893,002)
    Controlled companies                               ---               ---          466,991               ---
   Net change in unrealized appreciation/
     depreciation on investments                  (80,659)       (2,955,958)        (484,199)         (502,937)
                                             -------------     -------------     ------------      ------------

         Net (loss) gain on investments           (50,784)       (2,056,724)        2,022,140       (2,395,985)
                                             -------------     -------------     ------------      ------------

         Net change in net assets
              from operations                $   (353,352)       (2,813,418)          174,696       (4,060,803)
                                             =============     =============     ============      ============

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       For the nine     For the nine
                                                                       months ended     months ended
                                                                         June 30,         June 30,
                                                                           2004             2003
                                                                       ------------     ------------

Cash flows from operating activities:
     Increase (decrease) in net assets from operations                 $    174,696      (4,060,803)
                                                                       ------------     ------------

     Adjustments to reconcile increase (decrease)
         in net assets from operations to net cash
         provided by operating activities:
            Net realized and unrealized gain on investments             (2,022,140)        2,395,985
            Proceeds from disposition of and payments on
                loans and investments in portfolio securities             8,023,128        2,218,500
            Payments of incentive fees to investment advisor              (497,517)              ---
            Purchases of loans and investments in
                portfolio securities                                      (481,934)        (977,027)
            Change in other assets                                          724,823          238,309
            Change in accrued interest, accounts payable,
                and other liabilities                                       657,083          777,288
            Other                                                           583,800        (169,305)
                                                                       ------------     ------------

                Total adjustments                                         6,987,243        4,483,750
                                                                       ------------     ------------

                  Net cash provided by operating activities               7,161,939          422,947
                                                                       ------------     ------------

Cash flows from financing activities:
     Payment of commitment fees                                                 ---         (65,000)
                                                                       ------------     ------------

                      Net cash used in financing activities                     ---         (65,000)
                                                                       ------------     ------------

                      Net increase in cash and cash equivalents           7,161,939          357,947

Cash and cash equivalents at beginning of period                            722,691        1,802,603
                                                                       ------------     ------------

Cash and cash equivalents at end of period                             $  7,884,630        2,160,550
                                                                       ============     ============

Supplemental disclosure of cash flow information -
     Cash paid during the period for interest                          $  1,048,948        1,071,804
                                                                       ============     ============

Supplemental disclosure of noncash investing and financing
      information -
      Assets received in exchange of securities                        $    196,687          448,125
      In-kind interest income received in the form of securities            323,820          251,303
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

(3)  Loss Contingency

     MorAmerica  Capital  is  party to  arbitration  proceedings  instituted  by
TransCore Holdings,  Inc., a company (Buyer) seeking  indemnification  under the
Stock  Purchase  Agreement  (the Stock  Purchase  Agreement),  pursuant to which
MorAmerica  Capital and certain other  individuals and  institutional  investors
(collectively,  the Sellers) sold their interest in a former  portfolio  company
investment   (Portfolio   Company).   The  arbitration   proceedings  are  being
administered by JAMS. Under the Stock Purchase Agreement,  the Sellers agreed to indemnify Buyer for breaches of  representations  and warranties as to Portfolio
Company made by the  Sellers.  Buyer claims that  accounting  irregularities  at
Portfolio  Company  resulted  in a breach of the  Sellers'  representations  and warranties. The Sellers have retained counsel and forensic accountants to defend the Sellers  against  Buyer's claim for  indemnification.  Following  discovery, depositions  and  other  preliminary  proceedings,  in June,  2003,  the  formal arbitration  proceedings  commenced and are being  intensively  contested by all parties. Based on the current schedule for the arbitration,  a decision will not be rendered  until at least  September,  2004.  Based on its  evaluation  of the
Buyer's claim and discussions with external legal counsel, MACC believes that it is  reasonably  possible  that a loss may have been  incurred as a result of the indemnification  claim,  against  which no accrual  for loss has been made as of
June 30,  2004,  because the amount of the  possible  loss,  and  therefore  its materiality to the financial statements, cannot be estimated. MorAmerica Capital intends to continue  vigorously  defending this arbitration.  MorAmerica Capital received  approximately  $939,000  of  proceeds  from the sale of the  Portfolio
Company.  MorAmerica Capital owned debt securities of Buyer with a face value of
$508,761 and warrants with a cost of $24,000 received as part of the sale. Buyer has defaulted on interest  payments due on these debt  securities.  On March 31,
2003,  MorAmerica  Capital  reduced  the  valuation  of the debt  securities  by
$254,380 in light of the interest default and information  regarding the related dispute as of that date. On June 30, 2003,  MorAmerica  Capital  further reduced the  valuation  of these debt  securities  by  $254,380  to $1 and  reduced  the valuation of the warrants to zero based upon the continuing interest default and additional information regarding the related dispute as of that date. Subsequent to December 31, 2003, Buyer refinanced certain of its obligations, including the debt securities held by MorAmerica  Capital,  and the principal  amount of these debt  securities  and accrued  interest has been  deposited in an escrow account pending conclusion of the arbitration proceedings.

     In a related  development,  MorAmerica  Capital and another small  business investment company,  NDSBIC, L.P., which co-invested in Portfolio Company, filed suit on December 24, 2003 in the United States  District  Court for the Northern
District of Texas  against  Patton  Boggs LLP and Charles P.  Miller,  Esq.,  of
Patton Boggs alleging legal  malpractice  and breach of fiduciary  duty.  Patton
Boggs and Mr.  Miller  represented  MorAmerica  Capital and NDSBIC in connection with their  investment in the Portfolio  Company and the subsequent  sale of the
Portfolio  Company to Buyer.  Effective  June 30, 2004,  Patton Boggs executed a tolling agreement with MorAmerica Capital and NDSBIC, L.P. waiving any statue of limitations  defense  until the  agreement  is cancelled by either party with 30 days notice.  This litigation was then dismissed without  prejudice.  MorAmerica
Capital  intends to monitor the outcome of the  TransCore  arbitration  and then determine whether to re-institute this litigation.

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

 Third Quarter Ended June 30, 2004 Compared to Third Quarter Ended June 30, 2003

                                                 For the three months
                                                    ended June 30,
                                             ---------------------------
                                                 2004            2003        Change
                                             -----------     -----------    ---------

Investment income                            $   672,573         715,734     (43,161)
Net operating expenses                         (975,141)     (1,472,428)      497,287
                                             -----------     -----------    ---------
Investment expense, net                        (302,568)       (756,694)      454,126
                                             -----------     -----------    ---------

Net realized gain on investments                  29,875         899,234    (869,359)
Net change in unrealized appreciation/
          depreciation on investments           (80,659)     (2,955,958)    2,875,299
                                             -----------     -----------    ---------
Net loss on investments                         (50,784)     (2,056,724)    2,005,940
                                             -----------     -----------    ---------

Net change in net assets from operations     $ (353,352)     (2,813,418)    2,460,066
                                             ===========     ===========    =========
Net asset value:
         Beginning of period                 $      5.70            6.74
                                             ===========     ===========
         End of period                       $      5.55            4.98
                                             ===========     ===========

Investment Income

     During  the  current  year  third  quarter,  total  investment  income  was
$672,573, a decrease of $43,161, or 6%, from total investment income of $715,734 for the prior year third quarter.  In the current year third quarter as compared to the prior year third quarter,  interest  income  decreased  $65,294,  or 13%, dividend income increased $36,738,  or 17%, processing fees decreased $5,556, or
100%, and other income decreased $9,049, or 78%. The decrease in interest income is mainly  due to the  receipt  of  $2,159,800  in  principal  payments  on five portfolio  investments during the current fiscal year. In the current year third quarter,  MACC  received  dividends  on six  existing  portfolio  companies,  as compared to dividend  income  received in the prior year third  quarter on seven existing portfolio companies. The distributions from limited liability companies in the  current  year third  quarter  were  larger  than in the prior year third quarter.  Processing fees decreased due to no new or follow-on portfolio company investments made in the current year third quarter,  compared to one restructure of an existing  portfolio company investment in which MACC received a processing fee at closing in the prior year third quarter.  The decrease in other income is due to advisory fees received from one portfolio company in the prior year third quarter.

Operating Expenses

     Total  operating  expenses  for the third  quarter of the current year were
$975,141,  a decrease  of  $497,287,  or 34%,  as  compared  to total  operating expenses  for the prior  year  third  quarter of  $1,472,428.  Interest  expense decreased  $18,706,  or 3%, in the current year third quarter due to a reduction in the interest rate on $2,150,000 of SBA-guaranteed debentures to 3.125% in the current  year  second  quarter,  from  6.12% in the prior  year  third  quarter.
Following the  expiration  of the terms of the  investment  advisory  agreements between  each  of MACC  and  MorAmerica  Capital  and  InvestAmerica  Investment
Advisors, Inc. ("InvestAmerica"),  MACC and MorAmerica Capital each entered into an  investment  advisory  agreement  with Atlas  Management  Partners,  LLC (the
"Investment Advisor"). Contemporaneously with this change in investment advisor,
MACC,  MorAmerica Capital, the Investment Advisor and InvestAmerica entered into an a agreement  pursuant to which  InvestAmerica  will act as a subadvisor  (the
"Subadvisor") with respect to the companies' existing investment portfolio as of the transition date.  Management fees increased $53,448,  or 26%, in the current year third  quarter due to a voluntary  reduction  in  management  fees taken by
InvestAmerica  in the prior year third quarter which  terminated on February 29,
2004.  Professional fees decreased  $374,102,  or 80%, in the current year third quarter primarily due to decreased legal expenses in connection with arbitration proceedings  related  to the sale of a former  portfolio  company  and legal and accounting fees to comply with new securities and exchange corporate  governance requirements in the prior year third quarter.  Professional fees are expected to be high in the next three to six months due to the item  identified in Note 3 to the Unaudited Condensed  Consolidated  Financial  Statements and legal advice in implementing the future direction of MACC. Other expenses decreased $157,927, or
64%,  in the  current  year third  quarter as  compared  to the prior year third quarter mainly due to the change in the other assets loss  provision.  The other assets  loss  provision  was higher in the prior year third  quarter  because an additional  loss  provision  of  $205,433  was  recorded  with  respect to other securities which had been classified as other assets.

Investment Expense, Net

     For the current year third quarter,  MACC recorded investment expense,  net of $302,568, as compared to investment expense, net of $756,694 during the prior year third quarter.

Net Realized Gain (Loss) on Investments

     During the current year third  quarter,  MACC recorded net realized gain on investments  of $29,875,  as compared with net realized gain on  investments  of
$899,234 during the prior year third quarter. In the current year third quarter,
MACC  realized  an  additional  gain of  $3,380  from the sale of one  portfolio company which  occurred in the current year second quarter and the adjustment of
$26,495 in deferred  incentive fees due to the revaluation of the deferred gain.
Management  does not attempt to maintain a  comparable  level of realized  gains quarter to quarter but instead attempts to maximize total  investment  portfolio appreciation  through  realizing  gains in the  disposition  of  securities  and investing in new portfolio investments.

Net Change in Unrealized Appreciation/Depreciation of Investments

     MACC  recorded  net  change  in  unrealized   appreciation/depreciation  on
investments of ($80,659)  during the current year third quarter,  as compared to
($2,955,958) during the prior year third quarter.  This net change in unrealized appreciation/depreciation  on  investments  of  ($80,659)  is the net  effect of increases  in fair value of three  portfolio  companies  totaling  $652,732  and decreases in fair value of four portfolio companies totaling $733,391.

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

Net Change in Net Assets from Operations

     MACC  experienced  a decrease  of  $353,352 in net assets at the end of the third  quarter of fiscal year 2004,  and the resulting net asset value per share was $5.55 as of June 30, 2004,  as compared to $5.47 as of  September  30, 2003.
General economic  conditions have recently appeared to have a positive impact on the operating  results and financial  condition of a number of MACC's  portfolio companies and the majority of MACC's thirty-two  operating  portfolio  companies continue  to be  valued  at cost or above.  MACC has ten  portfolio  investments
valued  at  cost,  has  recorded  unrealized   appreciation  on  nine  portfolio
investments  and has  recorded  unrealized  depreciation  on thirteen  portfolio investments.

     General economic conditions adversely affected a number of MACC's portfolio companies  during  fiscal year 2003,  which  contributed  to a decline in MACC's operating  performance and liquidity during the period.  In an effort to improve operating  performance  and liquidity in the current fiscal year, MACC projected no new borrowings under the SBIC leverage program in the fiscal year 2004 budget and has  actively  pursued  opportunities  to  liquidate  a number of  portfolio investments.  As a result of these efforts and  improvements in general economic conditions,  MACC's operating  performance and liquidity  through the first nine months of the current fiscal year have  significantly  improved,  as compared to the comparable  period during fiscal year 2003.  Management  anticipates that if general  economic  conditions  continue to be conducive to portfolio  investment liquidity  events,  subject to the risks  described  in this  report,  MACC will experience further improvements in its operating performance.

  Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003

                                                 For the nine months
                                                    ended June 30,
                                             ---------------------------
                                                 2004            2003        Change
                                             -----------     -----------    ---------

Investment income                            $ 1,993,163       1,965,985       27,178
Net operating expenses                       (3,840,607)     (3,630,803)    (209,804)
                                             -----------     -----------    ---------
Investment expense, net                      (1,847,444)     (1,664,818)    (182,626)
                                             -----------     -----------    ---------

Net realized gain (loss) on investments        2,506,339     (1,893,048)    4,399,387
Net change in unrealized appreciation/
          depreciation on investments          (484,199)       (502,937)       18,738
                                             -----------     -----------    ---------
Net gain (loss) on investments                 2,022,140     (2,395,985)    4,418,125
                                             -----------     -----------    ---------

Net change in net assets from operations     $   174,696     (4,060,803)    4,235,499
                                             ===========     ===========    =========
Net asset value:
         Beginning of period                 $      5.47            6.72
                                             ===========     ===========
         End of period                       $      5.55            4.98
                                             ===========     ===========

Investment Income

     During the current year  nine-month  period,  total  investment  income was
$1,993,163,  an  increase of $27,178,  or 1%,  from total  investment  income of
$1,965,985 for the prior year nine-month  period. In the current year nine-month period  as  compared  to the  prior  year  nine-month  period,  interest  income decreased $81,976, or 6%, dividend income increased $219,311, or 49%, processing fees decreased $22,741, or 100%, and other income decreased $87,416, or 90%. The decrease  in  interest  income  is  the  net  result  of  only  three  follow-on investments made during the current year nine-month period, one investment which converted all interest accrued and reserved to an equity investment, the placing of debt portfolio  securities issued by three portfolio companies on non-accrual of interest  status in the current year  nine-month  period which were  accruing interest in the prior year  nine-month  period and the receipt of  $2,159,800 in principal payments on five portfolio investments. In the current year nine-month period and in the prior year nine-month period, MACC received dividends on eight existing  portfolio  companies,  however  dividend  payments were greater in the current  year  nine-month  period.  Processing  fees  decreased  due to no  fees received on the three follow-on  investments made in the current year nine-month period,  compared to one follow-on investment and two existing portfolio company investments in which MACC received  processing fees in the prior year nine-month period. The period-over-period  decrease in other

income  is due to a  decrease  in  advisory  fees  received  from two  portfolio companies in the prior year nine-month period.

Operating Expenses

     Total operating expenses for the nine-month period of the current year were
$3,840,607,  an increase  of  $224,804,  or 6%, as  compared to total  operating expenses for the prior year nine-month  period of $3,615,803.  Interest  expense decreased  $56,119,  or 3%,  in the  current  year  nine-month  period  due to a reduction in the interest  rate on $2,150,000  of  SBA-guaranteed  debentures to
3.125% in the  current  year  nine-month  period,  from  6.12% in the prior year nine-month period.  Management fees increased $1,724, or 1%, in the current year
nine-month   period  mainly  due  to  the  termination  of  the  agreement  with
InvestAmerica to a voluntary,  temporary  reduction in management fees to reduce the expenses of MACC.  This  voluntary,  temporary  reduction in management fees terminated at February 29, 2004.  Professional fees decreased $250,523,  or 31%, in the current year nine-month  period primarily due to decreased legal expenses in  connection  with  arbitration  proceedings  related  to the sale of a former portfolio company and various corporate  governance  changes.  Professional fees are expected to be high for at least the next three to six months as a result of the item identified in Note 3 to the Unaudited Condensed  Consolidated Financial
Statements and legal advice in implementing  the future direction of MACC. Other expenses increased  $529,722,  or 112%, in the current year nine-month period as compared  to the prior year  nine-month  period  mainly due to the change in the other assets loss provision.  The other assets loss provision  increased because depreciated  portfolio  securities  were  reclassified  as other  assets  in the current year nine-month  period,  which required the unrealized  depreciation on such  assets in the amount of  $532,760  to be  recorded  as other  assets  loss provision,  and because an additional loss provision of $197,727 was recorded in the current year nine-month  period with respect to other  securities  which had been classified as other assets in a prior period.

Investment Expense, Net

     For the current year nine-month period,  MACC recorded  investment expense, net of $1,847,444,  as compared to investment expense,  net of $1,664,818 during the prior year nine-month period.

Net Realized Gain (Loss) on Investments

     During the current year nine-month period,  MACC recorded net realized gain on investments of $2,506,339,  as compared with net realized loss on investments of  $1,893,048  during the prior year  nine-month  period.  In the current  year nine-month period, MACC realized a gain of $328,968 from the sale of warrants of one portfolio company, and $3,024,756 from the sale of equity interests of three portfolio  companies of which  $3,259,790 was previously  recorded as unrealized appreciation.  MACC also  realized a loss of $847,385  from the write-off of one portfolio  company of which  $847,384  was  previously  recorded  as  unrealized depreciation.  Management  does not  attempt to maintain a  comparable  level of realized  gains  quarter to quarter  but  instead  attempts  to  maximize  total investment  portfolio  appreciation  by  appropriately  realizing  gains  in the disposition of securities and investing in new portfolio investments.

Net Change in Unrealized Appreciation/Depreciation of Investments

     MACC  recorded  net  change  in  unrealized   appreciation/depreciation  on
investments of ($484,199) during the current year nine-month period, as compared to  ($502,937)  during  the prior  year  nine-month  period.  This net change in unrealized  appreciation/depreciation  on  investments  of ($484,199) is the net effect  of  increases  in fair  value  of  seven  portfolio  companies  totaling
$2,166,255,  decreases  in fair  value  of  four  portfolio  companies  totaling
$770,809,  the reversal of $3,259,789 of appreciation resulting from the sale of warrants of one portfolio  investment and the sale of equity  interests of three portfolio investments referenced above, the reversal of $847,384 of depreciation resulting from the write-off of the investment in one portfolio investment,  and the reversal of $532,760 of  depreciation  resulting from the restructure of one portfolio investment to other assets.

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

     As of June  30,  2004,  MACC's  cash  and  money  market  accounts  totaled
$7,884,630.  MACC has commitments for an additional $3,500,000 and $6,500,000 in
SBA guaranteed debentures,  which expire on September 30, 2005 and September 30,
2007,  respectively.  Subject to the risks and  uncertainties  described in this report on Form 10-Q,  MACC  believes  that its  existing  cash and money  market accounts, the $10,000,000 of SBA commitments,  and other anticipated cash flows, will provide adequate funds for MACC's  anticipated  budgeted cash  requirements during the current  fiscal  year,  including  portfolio  investment  activities,
principal  and  interest   payments  on  outstanding   debentures   payable  and
administrative  expenses.  MACC's  budgeted  investment  objective  is to invest
$2,500,000  in new and  follow-on  investments  during the current  fiscal year.
Based upon current economic and operating conditions,  actual investment results for fiscal year ending September 30, 2004 may be somewhat below budget. MACC has invested $481,934 in follow-on investments through June 30, 2004.

     Debentures  payable are  composed of  $27,940,000  in  principal  amount of
SBA-guaranteed  debentures  issued by  MACC's  subsidiary,  MorAmerica  Capital.
Subject to the risks and uncertainties described in this report on Form 10-Q, it is  anticipated  MorAmerica  Capital will be able to roll over these  debentures with new ten-year  debentures  when they mature.  The following  table shows our significant  contractual  obligations  for  the  repayment  of  debt  and  other contractual obligations as of June 30, 2004.

                                                    Payments due by period
                                       ---------------------------------------------------

Contractual Obligations
                                       Less than     1-3 Years     3-5 Years     More than
                             Total     1 Year                                    5 Years
                            -------    ---------     ---------     ---------     ---------

SBA Debentures         $ 27,940,000    2,150,000           ---     2,000,000    23,790,000

Loan Agreement¹        $    270,000       67,500       202,500           ---           ---

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

     As an SBIC,  MorAmerica  Capital is required to comply with the regulations of the SBA (the  "SBA  Regulations").  These  regulations  include  the  capital impairment rules, as defined by Regulation  107.1830 of the SBA Regulations.  As of June 30, 2004,  the capital of MorAmerica  Capital was impaired less than the maximum  impairment  percentage  permitted under SBA Regulations.  If MorAmerica
Capital continues to experience negative operating results, no assurances can be given  that  MorAmerica  Capital  will  continue  to be less  than  the  maximum impairment  percentage in future periods. If MorAmerica Capital would exceed the maximum impairment  percentage in future periods, a number of events could occur which could have a material adverse effect on the financial position, results of operations, cash flow and liquidity of MACC and MorAmerica Capital.

     MorAmerica  Capital  is  currently  limited by the SBA  Regulations  in the amount of  distributions  it may make to MACC. MACC  historically  has relied in large  part on  distributions  from  MorAmerica  Capital  to fund its  operating expenses and other cash requirements. While the paragraphs above describe MACC's liquidity on a  consolidated  basis,  due to current  limitations  on MorAmerica
Capital's  ability to make  distributions to MACC, MACC has limited liquidity to pay its holding  company  operating  expenses.  During the second quarter of the current fiscal year,  MACC entered into a loan agreement  providing for advances of up to $400,000  through a loan made by one of its  directors.  MACC  obtained
$200,000 and $70,000 under this loan  agreement in the second  quarter and third quarter,  respectively,  of the current fiscal year. It is  anticipated  that no additional drawings will be
________________________________

¹ During the second quarter of the current fiscal year, MACC entered into a loan agreement with one of its directors, Geoffrey T. Woolley, providing for advances of up to $400,000 on a revolving  credit basis  through  February 28, 2005.  The outstanding  principal  amount  of the loan as of March 1,  2005 will be due and payable  in  four  equal  installments  on the  first  day of  June,  September,
December,  and March,  commencing June 1, 2005 and concluding March 1, 2006. The payment  obligations  in the  table set  forth  above  are  based on the  amount outstanding  under the loan  agreement  as of June 30, 2004.  The entire  unpaid amount of the loan is  convertible  into  shares of MACC's  common  stock at the option of the lender.

necessary  in the fourth  quarter of the  current  fiscal  year.  In addition to utilizing  this  loan  facility,  MACC  is  currently  evaluating  a  number  of alternatives to provide for its liquidity,  including one or more of the capital transactions approved by shareholders at the 2004 annual meeting.

                               Portfolio Activity

MACC's  primary  business  is  investing  in and lending to  businesses  through investments in subordinated  debt (generally with detachable  equity  warrants), preferred  stock and common stock.  The total  portfolio value of investments in publicly and non-publicly traded securities was $33,174,012 at June 30, 2004 and
$38,601,177 at September 30, 2003.  During the three months ended June 30, 2004,
MACC  made  no  new  or  follow-on  investments.   Management  views  investment
objectives  for any given year as secondary in importance  to MACC's  overriding concern of investing in only those  portfolio  companies  which  satisfy  MACC's investment  criteria.  MACC's budgeted investment objective for fiscal year 2004 is to invest  $2,500,000  in new and  follow-on  investments.  Based on  current economic  and  operating  conditions,  actual  results  for fiscal  year  ending
September 30, 2004 may be somewhat below budget.  MACC has invested  $481,934 in follow-on investments through June 30, 2004.

     MACC has frequently co-invested with other funds managed by the Subadvisor.
When it makes any  co-investment  with these related funds, MACC follows certain procedures  consistent with orders of the Securities and Exchange Commission for related party co-investments to reduce or eliminate conflict of interest issues.
During the current  year third  quarter no  co-investments  were made with funds managed by the Subadvisor.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     MACC is exposed to market risk from changes in the market price of publicly traded  equity  securities  held  from  time to time  in the  MACC  consolidated investment  portfolio.  At June 30,  2004,  MACC held only one  publicly  traded equity security in its consolidated investment portfolio,  and the fair value of that  portfolio  investment  was not material.  Therefore,  a  hypothetical  10%
adverse change in quoted market price of that portfolio  investment would not be material.

     MACC is also exposed to market risk from changes in market  interest  rates that affect the fair value of MorAmerica Capital's debentures payable determined in  accordance  with  Statement  of  Financial  Accounting  Standards  No.  107,
Disclosures About Fair Value of Financial Instruments.  The estimated fair value of MorAmerica  Capital's  outstanding  debentures  payable at June 30, 2004, was
$30,341,000,  with a cost of  $27,940,000.  Fair value of  MorAmerica  Capital's outstanding  debentures  payable is calculated by discounting cash flows through estimated  maturity using the borrowing  rate currently  available to MorAmerica
Capital for debt of similar  original  maturity.  None of  MorAmerica  Capital's outstanding  debentures payable are publicly traded. Market risk is estimated as the potential increase in fair value resulting from a hypothetical 0.5% decrease in interest rates. Actual results may differ.

             _____________________________________________________

                                  June 30, 2004
             _____________________________________________________

              Fair Value of Debentures Payable        $30,341,000

              Amount Above Cost                        $2,401,000

              Additional Market Risk                     $719,000
             _____________________________________________________

Item 4.  Controls and Procedures

     As of the end of the period coverd by this report,  in accordance with Item
307 of Regulation S-K promulgated  under the Securities Act of 1933, as amended, the Chief Executive Officer and Chief Financial Officer of MACC (the "Certifying
Officers")  have  conducted   evaluations  of  MACC's  disclosure  controls  and
procedures.  As defined under Sections 13a-15(e) and 15d-15(e) of the Securities
Exchange Act of 1934,  as amended (the  "Exchange  Act"),  the term  "disclosure controls and procedures"  means controls and other  procedures of an issuer that are designed to ensure that  information  required to be disclosed by the issuer in the reports  that it files or submits  under the  Exchange  Act is  recorded, processed,  summarized  and reported,  within the time periods  specified in the
Commission's  rules and  forms.  Disclosure  controls  and  procedures  include, without limitation,  controls and procedures designed to ensure that information required to be  disclosed  by an issuer in the reports  that it files or submits under  the  Exchange  Act  is  accumulated  and  communicated  to  the  issuer's management,  including its principal executive officer or officers and principal financial  officer or officers,  or persons  performing  similar  functions,  as appropriate  to  allow  timely  decisions  regarding  required  disclosure.  The
Certifying  Officers have reviewed MACC's disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective as of the date of this Quarterly  Report on Form 10-Q. In compliance  with Section 302 of the Sarbanes-Oxley  Act of 2002, each of the Certifying  Officers executed an
Officer's Certification included in this Quarterly Report on Form 10-Q.

     As of the date of this Quarterly  Report on Form 10-Q,  there have not been any significant  changes in MACC's internal controls over financial reporting or other factors that could  significantly  affect these controls subsequent to the date of their  evaluation,  including  any  corrective  actions  with  regard to significant deficiencies and material weaknesses.

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
     Based on the current schedule for the  arbitration,  a decision will not be rendered  until at least  September,  2004.  Based on its evaluation of the
     Buyer's claim and  discussions  with external legal counsel,  MACC believes that it is  reasonably  possible  that a loss may have been  incurred  as a result of the indemnification  claim, against which no accrual for loss has been made as of June 30, 2004, because the amount of the possible loss, and therefore its materiality to the financial statements, cannot be estimated.
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

          In  a  related  development,  MorAmerica  Capital  and  another  small business investment company,  NDSBIC,  L.P., which co-invested in Portfolio
     Company,  filed suit on  December  24, 2003 in the United  States  District
     Court for the  Northern  District  of Texas  against  Patton  Boggs LLP and
     Charles P. Miller,  Esq., of Patton Boggs  alleging legal  malpractice  and
     breach  of  fiduciary  duty.  Patton  Boggs  and  Mr.  Miller   represented
     MorAmerica  Capital and NDSBIC in connection  with their  investment in the
     Portfolio  Company  and the  subsequent  sale of the  Portfolio  Company to
     Buyer.  Effective June 30, 2004,  Patton Boggs executed a tolling agreement with MorAmerica  Capital and NDSBIC L.P. waiving any statute of limitations defense  until the  agreement  is  cancelled  by either  party with 30 days notice.  This litigation was then dismissed without  prejudice.  MorAmerica
     Capital  intends to monitor the outcome of the  TransCore  arbitration  and then determine whether to re-institute this litigation.

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

Item 2.  Changes in Securities

     There are no items to report.

Item 3.  Defaults Upon Senior Securities

     There are no items to report.

Item 4.  Submission of Matters to a Vote
         of Security Holders

     There are no items to report.

Item 5.  Other Information

     Pending SBA Approval of Atlas

          As noted,  MorAmerica  Capital is a small business  investment company regulated by the U.S. Small Business Administration. In anticipation of the changes to the Board of Directors of MACC and  MorAmerica and the change in investment  advisors,  Atlas periodically  notified the SBA of the proposed changes  and, as  required by SBA  regulations,  submitted  the  MorAmerica
     Capital  Investment  Advisory  Agreement to the SBA for approval on January
     29, 2004. Section 107.400 of the SBA regulations requires prior approval by the SBA of an event that  results in a change of control by any persons not previously approved as SBIC management by the SBA. Because Mr. Madsen and a majority of Atlas  members are approved SBIC  managers,  Atlas did not view the change of  investment  advisors  as a change of control  requiring  SBA approval.  The  SBA  has  taken  the  position  that  both  the  MorAmerica
     Investment  Advisory  Agreement  and the  change  of  control  require  SBA approval and the review process on both issues is proceeding.  However, the
     SBA has  indicated  that  due to a  backlog  of work  by the  relevant  SBA internal committee,  this process may take some time. Nonetheless,  the SBA has  notified  MorAmerica  Capital in writing that (i) Mr.  Efstratis,  Mr.
     Stevens,  Mr.  Bridgewater and Mr. Madsen have SBA's approval as management of MorAmerica Capital;  and (ii) MorAmerica Capital's SBA Account

     Executive has  recommended  approval of the MorAmerica  Capital  Investment
     Advisory  Agreement and prospects are positive for final official approval.
     The SBA has made  several  comments on the  MorAmerica  Capital  Investment
     Advisory  Agreement that are technical in nature.  When finally agreed with the SBA, these changes will be submitted to a meeting of MACC  shareholders for approval.

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

                                   MACC PRIVATE EQUITIES INC.

Date:       8/13/04                By:      /s/ Kent I. Madsen
     -------------------------        ------------------------------------------
                                      Kent I. Madsen, President

Date:       8/13/04                By:      /s/ David R. Schroder
     -------------------------        ------------------------------------------
                                      David R. Schroder, Chief Financial Officer

EXHIBIT INDEX

Exhibit     Description

31.1    Section 302 Certification of Kent I. Madsen (CEO)

31.2    Section 302 Certification of David R. Schroder (CFO)

32.1    Section 1350 Certification of Kent I. Madsen (CEO)

32.2    Section 1350 Certification of David R. Schroder (CFO)

