Form 10-K
period 2004-09-30
MACC PRIVATE EQUITIES INC
filed 2005-01-13
CIK 923808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K

[X]   ANNUAL  REPORT  PURSUANT TO SECTION 13 or 15(d) OF THE  SECURITIES  EXCHANGE
      ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                           Commission File No. 0-24412

                           MACC PRIVATE EQUITIES INC.
               (Exact Name of Registrant as specified in Charter)
           Delaware                                           42-1421406
 (State or Other Jurisdiction                              (I.R.S. Employer
       of Incorporation)                                   Identification No.

     15 West South Temple Street, Ste. 520                       84101
     Salt Lake City, Utah                                      (Zip Code)

                          Registrant's Telephone Number
                       Including Area Code: (801) 524-8939

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-25 of the Act). YES NO X.

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of November 30, 2004, was approximately
$4,230,757.50 based upon the average bid and asked price for shares of the registrant's common stock on that date. As of November 30, 2004, there were
2,329,255 shares of the registrant's common stock outstanding, of which approximately 1,178,484 shares were held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended
September 30, 2004, are incorporated by reference into Parts II and IV of this
Report.

                                     Part I

Item 1.  Business.

         General

         MACC Private Equities Inc. (the "Corporation") was formed as a Delaware corporation on March 3, 1994. It is qualified as a business development company
("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").

         The Corporation has one direct wholly-owned subsidiary, MorAmerica
Capital Corporation ("MorAmerica Capital"). As of September 30, 2004, MorAmerica
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

         Investments and Divestitures

         The Corporation made one new portfolio company investment during the fiscal year ended September 30, 2004, of $200,049 and invested $481,934 in follow-on investments in three existing portfolio companies. The Corporation's investment-level objectives on a consolidated basis call for follow-on investments of approximately $885,000 during fiscal year 2005, unless the
Corporation raises additional capital, subject to adjustment based upon current economic and operating conditions.

         During fiscal year 2004, the Corporation recorded a net realized gain on investments of $3,021,176.

Item 2.  Properties.

         The Corporation does not own or lease any properties or other tangible assets. Its business premises and equipment are furnished by Atlas Management
Partners, LLC (the "Investment Advisor," or "Atlas"), the investment advisor to the Corporation.

Item 3.  Legal Proceedings.

         Since May, 2002, MorAmerica Capital has been party to arbitration proceedings instituted by TransCore Holdings, Inc., a company (the "Buyer")
seeking indemnification under the Stock Purchase Agreement (the "Stock Purchase
Agreement") by which MorAmerica Capital and three other small business investment companies (the "SBICs") and certain other individuals (collectively, the "Sellers") sold their interests in a former portfolio company investment
(the "Portfolio Company"). Under the Stock Purchase Agreement, the Sellers
agreed to indemnify Buyer for breaches of representations and warranties as to
Portfolio Company made by the Sellers. Buyer claims that accounting irregularities by management at Portfolio Company resulted in a breach of the
Sellers' representations and warranties.

         On November 30, 2004, the arbitrator issued an interim award against the Sellers. Since that time, Buyer and the Sellers have been engaged in intensive settlement negotiations. Further proceedings were also held to finalize the interest component of the judgment and to determine whether legal fees would be awarded to the Buyer.

         On December 31, 2004, the arbitrator delivered a final award against the Sellers. On January 4, 2005, the SBICs reached an Agreement of Settlement and Mutual Release (the "Settlement Agreement") with TransCore, pursuant to which the SBICs agreed to pay TransCore a total of $20 million. Of this amount, approximately $9 million was already held in escrow subject to the arbitration proceedings. The full amount of the agreed settlement was funded by the SBICs on
January 5, 2005.

         Under the Stock Purchase Agreement, the Sellers are jointly and severally liable to Buyer for breaches of representations and warranties.
However, the Sellers are party to a Contribution Agreement executed at the time of sale among the institutional investors and two individuals. Under the
Contribution Agreement, after giving effect to MorAmerica Capital's portion of the escrow, MorAmerica Capital's cash payment on January 5, 2005 was $1.713 million.

         As an SBIC, MorAmerica Capital is required to comply with SBA regulations (the "SBA Regulations"). These regulations include the capital impairment rules. MorAmerica Capital is expected to exceed the maximum impairment percentage as of September 30, 2004, after giving effect to the arbitration settlement. Accordingly, SBA will have the discretion not to extend additional financing to MorAmerica Capital and the right to declare MorAmerica
Capital's debentures, currently in the principal amount of $25.8 million, in default, to accelerate MorAmerica Capital's payment obligations under the debentures and to seek appointment of SBA as receiver. The exercise by SBA of any of these rights could have a material adverse effect on the financial position, results of operations, cash flow and liquidity of MACC and MorAmerica
Capital. MorAmerica Capital anticipates meeting with the SBA in coming weeks to review in detail MorAmerica Capital's financial condition after giving effect to the arbitration settlement.

         Under the Settlement Agreement, should an attempt be made by any party to recover amounts paid to TransCore in the settlement, under certain circumstances the SBICs will be liable for an additional amount equal to the difference between the final award and the settlement ($10.4 million). However, the SBA, which, under statute and by contract would be the receiver of the SBICs in the event of receivership, has stipulated that it has no objection to the settlement, has agreed that the payment of the settlement was permissible under
SBA law and Regulations and has further agreed that it will not seek in any proceeding to set aside the settlement. In approving the settlement, the SBA required the SBICs to agree, jointly and severally, to be liable to SBA for up to one-half of the SBA's potential losses on SBA debentures issued by the SBICs, up to a maximum of $7.5 million. The SBA will incur losses under this agreement only following full and final liquidation of one of the SBICs whose SBA debentures are not repaid in full. Should MorAmerica Capital ever be required to make a payment under this agreement, it will have a claim against the other three SBICs which are party to the Contribution Agreement.

         BFS Diversified Products, LLC ("BFS") was a supplier to Water
Creations, Inc. ("Water Creations"), a former portfolio company of MorAmerica
Capital. Water Creations went out of business in December, 2002, at which time
BFS was owed approximately $900,000 for products sold to Water Creations. On
March 26, 2004, BFS filed suit in the Iowa District Court of Polk County, Iowa against board members of and investors in Water Creations, including MorAmerica
Capital, David Schroder (Chief Financial Officer of the Corporation), and
InvestAmerica Venture Group, Inc., an affiliate of InvestAmerica Investment
Advisors, Inc., the subadviser to the Corporation. BFS has sued the defendants for fraud, fraudulent transfer, breach of fiduciary duty, civil conspiracy, breach of contract, conversion, and alter ego/piercing corporate veil. The central allegation of the case is that the defendants knew that Water Creations was insolvent and owed a duty to BFS to protect it from selling to Water
Creations under these circumstances. The defendants have hired counsel and intend to vigorously defend this litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

         There are no items to report.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         Information in response to this Item is incorporated by reference to the "Shareholder Information" section of the Corporation's Annual Report to
Shareholders for the fiscal year ended September 30, 2004 (the "2004 Annual
Report").

Item 6.  Selected Financial Data.

         Information in response to this Item is incorporated by reference to the "Selected Financial Data" section of the 2004 Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations.

         Information in response to this Item is incorporated by reference to the "Management's Discussion and Analysis" section of the 2004 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Information in response to this Item is incorporated by reference to the "Quantitative and Qualitative Disclosures About Market Risk" section of the
2004 Annual Report.

Item 8.  Financial Statements and Supplementary Data.

         Information in response to this Item is incorporated by reference to the Consolidated Financial Statements, notes thereto and report thereon contained in the 2004 Annual Report.

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The following chart identifies the persons nominated to serve as directors of the Corporation at the Corporation's 2005 Annual Shareholders'
Meeting. Unless otherwise indicated, the addresses for all director nominees is
15 West South Temple Street, Suite 520, Salt Lake City, Utah 84101.

--------------------- -------------- ------------- ----------------------------------------------- -------------------
 Name, Address and     Position(s)     Term of      Principal Occupation(s) During Past 5 Years          Other
        Age             Held with     Office and                                                     Directorships
                           the        Length of                                                     Held by Director
                       Corporation   Time Served                                                      or Director
                                                                                                        Nominee
--------------------- -------------- ------------- ----------------------------------------------- -------------------
Goeffrey T.           Director and   Director      Mr.  Woolley is currently  Executive  Chairman  None
Woolley, 45           Chairman of    since 2003,   of  European  Venture  Partners,  a company he
                      the Board      elected       founded   in   1997  to   introduce   "venture
                                     Chairman      leasing,"  an  asset-backed   debt  instrument
                                     April, 2004   with equity  participation to the European and
                                                   Israeli markets.  He holds an M.B.A.  from the
                                                   University  of  Utah  and a B.S.  in  Business
                                                   Management  with a  Minor  in  Economics  from
                                                   Brigham Young University.
--------------------- -------------- ------------- ----------------------------------------------- -------------------
Benjamin              Director       Since         Mr.  Jiaravanon  has  served as  President  of  None
Jiaravanon                                         Jiaravanon,  33 February,  Strategic  Planning
33                                                 Group of Charoen  Pokphand 2004 Indonesia,  an
                                                   agribusiness conglomerate with sales in excess
                                                   of $1.5  billion,  since  2002.  From  1996 to
                                                   2002,  Mr.  Jiaravanon was an Associate in the
                                                   Direct  Investments Group at Merrill Lynch. He
                                                   was  responsible  for  helping  manage Merrill
                                                   Lynch's  capital in a portfolio  of  companies
                                                   across   Asia   including   China,   Malaysia,
                                                   Indonesia,    Korea,   and   Singapore.    Mr.
                                                   Jiaravanon  received  his  Bachelor of Science
                                                   degree in industrial  management from Carnegie
                                                   Mellon University.
--------------------- -------------- ------------- ----------------------------------------------- -------------------

--------------------- -------------- ------------- ----------------------------------------------- -------------------
Kent I. Madsen, 38    Director,      Director      Mr.  Madsen has served as a Managing  Director  None
                      President      since 2003,   of  Wasatch  Venture  Fund,  where he has been
                      and Secretary  President     employed  since  1998,  and as an  officer  of
                                     and           Zion's Bank SBIC Venture Fund since 2001.  Mr.
                                     Secretary     Madsen  is  a  member   of  three   investment
                                     since 2004    advisers   which  are   affiliated   with  the
                                                   Corporation's    investment   advisor:   ZWMC,
                                                   L.L.C.,  Wasatch Management Partners,  L.L.C.,
                                                   and DWMC II,  L.L.C.  From  1994 to 1996,  Mr.
                                                   Madsen   worked   for  Ford   Motor   Company,
                                                   initially in the Advanced Technology Group and
                                                   later in Ford's China  Operations.  Mr. Madsen
                                                   received a B.S. in Mechanical  Engineering and
                                                   Applied  Mechanics with a Minor in Mathematics
                                                   from the University of  Pennsylvania.  He also
                                                   received  a  M.S.E.  from  the  University  of
                                                   Michigan,  an M.A.  in  International  Studies
                                                   from the Lauder Institute at the University of
                                                   Pennsylvania  and an M.B.A.  from the  Wharton
                                                   School at the University of Pennsylvania.
--------------------- -------------- ------------- ----------------------------------------------- -------------------
Paul M. Bass, Jr.,    Director       Since 1994    Mr.  Bass  was   Chairman  of  the  Boards  of  • Keystone
69                                                 Directors   of   the    Corporation   and   of  Consolidated
                                                   MorAmerica  from  1994  to  April,  2004.  Mr.  Industries:
                                                   Bass  has  served  as Vice  Chairman  of First  Director
                                                   Southwest  Company,   a  regional   investment  (Chairman of the
                                                   banking  firm  from 1988 to the  present.  Mr.  Audit Committee)
                                                   Bass   specializes   in   corporate   finance,  • Compx
                                                   investment   management  and  public  finance.  International
                                                   Mr.  Bass  holds  a  B.B.A.  in  finance  from  Inc.: Director
                                                   Southern Methodist University.                  (member of the
                                                                                                   Audit Committee)
--------------------- -------------- ------------- ----------------------------------------------- -------------------
Michael W. Dunn, 55   Director       Since 1994    Mr.   Dunn  has  also  been  a   Director   of  None
                                                   MorAmerica  since  1994.  Mr.  Dunn  has  been
                                                   C.E.O.  since 1980 and  President and Director
                                                   since 1983 of Farmers & Merchants Savings Bank
                                                   of Manchester, Iowa.
--------------------- -------------- ------------- ----------------------------------------------- -------------------

--------------------- -------------- ------------- ----------------------------------------------- -------------------
Jasja Kotterman, 35   Director       Since         Ms.   Kotterman   joined  Avon   Products  as   None
                                     February,     Director   of   Business    Development    in
                                     2004          February,  2004.  Prior to joining Avon,  she
                                                   was Vice  President,  Strategic  Planning and
                                                   Business  Development  for  Primedia  Inc., a
                                                   diversified  media company,  from  2003-2004,
                                                   and    Managing    Director    of    Primedia
                                                   International,  the international development
                                                   group for  Primedia,  from  2000-2003.  Prior
                                                   to  joining   Primedia,   Ms.  Kotterman  was
                                                   Director,  Finance and  Business  Development
                                                   at  Smartcasual.com,   an  internet  start-up
                                                   company,  from 1999-2000.  Prior to this, Ms.
                                                   Kotterman  was  an  associate   with  Merrill
                                                   Lynch's   Investment  Banking  Division  from
                                                   1998 to 1999,  working on  corporate  finance
                                                   and  M&A   transactions  for  Latin  American
                                                   clients.  Ms. Kotterman  started her business
                                                   career     at    Bain    &     Company,     a
                                                   strategy-consulting  firm, joining its London
                                                   office,   and  subsequently   moving  to  its
                                                   Spanish  office  in  Madrid.   Ms.  Kotterman
                                                   holds an M.B.A.  from the Wharton  School and
                                                   an M.A.  in  International  Studies  from the
                                                   University  of  Pennsylvania.  Ms.  Kotterman
                                                   is a  graduate  of  Cambridge  University  in
                                                   England,   where  she  received  an  M.A.  in
                                                   Genetics  and  an  M.Phil.  in  International
                                                   Development.
--------------------- -------------- ------------- ----------------------------------------------- -------------------
Shane Robison, 50     Director       Since         Mr.  Robison  has  served  as  Executive  Vice  None
                                     February,     President  and Chief  Strategy and  Technology
                                     2004          Officer  of   Hewlett-Packard   Company  since
                                                   2002.  Prior to this,  Mr.  Robison was Senior
                                                   Vice President and Chief Technology Officer of
                                                   Strategy  and  Technology  at Compaq  Computer
                                                   Corporation.  Prior to joining Compaq, Robison
                                                   was  President  of  Internet   Technology  and
                                                   Development  at AT&T Labs,  a position  he had
                                                   held since  1999.  Prior to AT&T Labs,  he was
                                                   Executive   Vice   President,   Research   and
                                                   Development   and   President  of  the  Design
                                                   Productivity  Group at Cadence Design Systems,
                                                   Inc., from  1995  to  1999.  Mr. Robison  also
                                                   spent  seven  years  at  Apple  Computer Corp-
                                                   oration.  Mr. Robison's  experience   includes
                                                   work  at  Schlumberger's  research  groups  in
                                                   Silicon Valley, at Evans & Sutherland Computer
                                                   Corporation  and consulting for the University
                                                   of  Utah  in  the  area  of  database  systems
                                                   architecture.  Mr. Robison  is  a  graduate of
                                                   the University of Utah, from which he received
                                                   bachelor's  and  master's  degrees in computer
                                                   science.
--------------------- -------------- ------------- ----------------------------------------------- -------------------

--------------------- -------------- ------------- ----------------------------------------------- -------------------
Martin Walton, 39     Director       Since         Mr.  Walton  has  served  as  President  of TD  None
                                     February,     Options LLC in Chicago,  Illinois,  one of the
                                     2004          largest  equity  options  market  makers,  and
                                                   Global  Head  of  Equity  Derivatives  for  TD
                                                   Securities,  the  Investment  Bank  arm of the
                                                   Toronto-Dominion Bank since 2000. From 1995 to
                                                   2000, he managed a $240 million hedge fund and
                                                   later a $600 million fund of hedge funds until
                                                   joining  TD  Securities  in 2000.  Mr.  Walton
                                                   began his career in capital  markets,  trading
                                                   for Canadian Imperial Bank of Commerce (London
                                                   and Toronto)  later  becoming VP,  Derivatives
                                                   trading  at Bank of  America  in  London.  Mr.
                                                   Walton  graduated with a B.A. degree (Honours)
                                                   from Brasenose  College,  Oxford University in
                                                   1985.
--------------------- -------------- ------------- ----------------------------------------------- -------------------

Executive Officers of the Corporation

         Unless otherwise indicated, the addresses for all officers is 15 West
South Temple Street, Suite 520, Salt Lake City, Utah 84101.

------------------ -------------- ------------ --------------------------------------------------- -------------------
  Name, Address     Position(s)     Term of     Principal Occupation(s) During Past 5 Years
     and Age         Held with    Office and
                        the        Length of
                    Corporation   Time Served
------------------ -------------- ------------ --------------------------------------------------- -------------------
Kent I. Madsen,    Director,      Director     Mr.  Madsen has served as a Managing  Director  of
38                 President      since        Wasatch  Venture Fund,  where he has been employed
                   and Secretary  2003,        since 1998,  and as an officer of Zion's Bank SBIC
                                  President    Venture Fund since 2001. Mr. Madsen is a member of
                                  and          three  investment  advisers  which are  affiliated
                                  Secretary    with the Corporation's  investment advisor:  ZWMC,
                                  since 2004   L.L.C.,  Wasatch Management Partners,  L.L.C., and
                                               DWMC II,  L.L.C.  From  1994 to 1996,  Mr.  Madsen
                                               worked for Ford Motor  Company,  initially  in the
                                               Advanced  Technology  Group  and  later in  Ford's
                                               China  Operations.  Mr. Madsen  received a B.S. in
                                               Mechanical  Engineering and Applied Mechanics with
                                               a Minor  in  Mathematics  from the  University  of
                                               Pennsylvania.  He also received a M.S.E.  from the
                                               University of Michigan,  an M.A. in  International
                                               Studies   from  the   Lauder   Institute   at  the
                                               University of Pennsylvania and an M.B.A.  from the
                                               Wharton School at the University of Pennsylvania.

------------------ -------------- ------------ --------------------------------------------------- -------------------
David R.           Chief          Since        Prior to his current position, Mr. Schroder served
Schroder, 61       Financial      March, 2004  as  President,  Secretary  and a  Director  of the
                   Officer and                 Corporation  since 1994.  Since 1985, Mr. Schroder
                   Treasurer                   has been a principal of  InvestAmerica  Investment
                                               Advisors, Inc., the Corporation's subadvisor,  and
                                               is presently President,  Secretary and a Director.
                                               Mr.  Schroder is also  President,  Secretary and a
                                               Director of InvestAmerica N.D.  Management,  Inc.,
                                               which provides  management and investment services
                                               to NDSBIC,  L.P., and which is affiliated with the
                                               Subadvisor.   Mr.   Schroder  is  also  President,
                                               Secretary  and a  Director  of  InvestAmerica  ND,
                                               L.L.C., the general partner of NDSBIC,  L.P. Since
                                               2002 Mr. Schroder has also served as President and
                                               Secretary of  InvestAmerica  L&C Management,  Inc.
                                               ("InvestAm  L&C")  and  InvestAmerica   L&C,  LLC,
                                               respectively  the Manager  and General  Partner of
                                               Lewis and  Clark  Private  Equities,  LP, an SBIC.
                                               InvestAm   L&C  is  also   affiliated   with   the
                                               Subadvisor.  Since August,  2004, Mr. Schroder has
                                               also  served  as   President   and   Secretary  of
                                               InvestAmerica    NW    Management,     Inc.    and
                                               InvestAmerica  NW, LLC,  respectively  the Manager
                                               and  General  Partner of Invest  Northwest,  LP, a
                                               private venture capital limited partnership.  As a
                                               representative  of the Subadviser and  affiliates,
                                               Mr.   Schroder   also  serves  on  the  boards  of
                                               directors   of   several   of  the   Corporation's
                                               portfolio companies and the portfolio companies of
                                               other  managed  funds.  Mr.  Schroder  received  a
                                               B.S.F.S.  from Georgetown University and an M.B.A.
                                               from the University of Wisconsin.
------------------ -------------- ------------ --------------------------------------------------- -------------------
Mr. Timothy A.     Vice             Since      Mr.  Bridgewater  is  currently  the  President of
Bridgewater, 43    President      February,    Interlink  Management  Corporation,  a  management
                     and            2004       consulting  firm he founded in 1994.  He is also a
                   Assistant                   Managing  Director  of  Bridgewater  International
                   Secretary                   Group,  LLC.  Mr.  Bridgewater  received a B.S. in
                                               Business  Finance from Brigham Young University in
                                               1985. From 2000 until 2003, Mr. Bridgewater served
                                               on the board of directors of China Motion  Telecom
                                               International,  Ltd.,  and from 2001 until 2003 he
                                               served on the advisory  board of  LiveTutor,  Inc.
                                               Since 1998, Mr. Bridgewater has also served as the
                                               Vice President of the American-Thai Foundation for
                                               Education, a non-profit scholarship and rural Thai
                                               support organization.
------------------ -------------- ------------ --------------------------------------------------- -------------------

------------------ -------------- ------------ --------------------------------------------------- -------------------
Nick Efstratis,    Vice           Since 2004   Mr.   Efstratis   is  also   employed  by  Wasatch
34                 President                   Management   Partners,   LLC,  which  manages  the
                   and Chief                   Wasatch   Venture   Funds.   He   joined   Wasatch
                   Compliance                  immediately   after  completing  his  MBA  at  the
                   Officer                     Marriott  School  at BYU in 1999.  While  pursuing
                                               his  MBA,   Mr.   Efstratis   was  retained  as  a
                                               consultant for Wasatch to research,  analyze,  and
                                               make recommendations on strategic investments.  In
                                               addition,  he worked for Excite  Corporation as an
                                               Associate  in  Business   Development.   While  at
                                               Excite,  Mr. Efstratis worked with Excite's Senior
                                               Management  and  production  teams to identify the
                                               key  content  and  technology  elements  needed to
                                               further advance  Excite's  services,  distribution
                                               and  branding.  Prior to  pursuing  his  MBA,  Mr.
                                               Efstratis was a founding  member of the management
                                               team  of  NetDocuments.  He  received  a  B.S.  in
                                               Entrepreneurship      with     a     minor      in
                                               Accounting/Economics     from    Brigham     Young
                                               University in 1997.
------------------ -------------- ------------ --------------------------------------------------- -------------------

         Audit Committee Financial Expert

         The Corporation's board of directors has determined that Gordon J. Roth is an audit committee financial expert and that Mr. Roth is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

         Audit Committee

         The Audit Committee of the Board of Directors of the Corporation (the
"Audit Committee") is a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act, and is composed of three directors and operates under a written charter originally adopted by the Board of Directors and annually updated by the Audit Committee.
The current charter of the Audit Committee was attached to the Proxy Statement for the 2004 Annual Shareholders Meeting. The current members of the Audit
Committee are Michael W. Dunn (Chair), Paul M. Bass and Gordon J. Roth. Under
the terms of the charter and the listing standards of The Nasdaq Stock Market,
Inc., all of the Audit Committee members are considered to be independent.

Section 16(a) Beneficial Ownership Reporting Compliance

          Pursuant to Section 16(a) of the Exchange Act, officers and directors of the Corporation and persons beneficially owning 10% or more of the
Corporation's Common Stock (collectively, "reporting persons") must file reports on Forms 3, 4 and 5 regarding changes in their holdings of the Corporation's equity securities with the Securities and Exchange Commission. Based solely upon a review of copies of these reports sent to the Secretary of the Corporation, the Corporation believes that all Forms 3, 4, and 5 required to be filed by all reporting persons have been properly and timely filed with the Securities and
Exchange Commission, except that Mr. Walton was to have filed a Form 3 by March
5, 2004, and that form was filed with the SEC on April 29, 2004.

         Code of Ethics

         The Corporation has adopted a Code of Business Conduct and Ethics that applies to all of the Corporation's officers, directors and employees. The
Corporation's Code of Business Conduct and Ethics is filed with the Commission as an exhibit to its 2003 Annual Report on Form 10-K.

         If the Corporation makes any substantive amendments to the Code of
Business Conduct and Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics to its principal executive or principal financial officer, the Corporation will disclose the nature of such amendment or waiver in a report on Form 8-K.

Item 11.  Executive Compensation.

         The Corporation has no employees and does not pay any compensation to any of its officers. All of the Corporation's officers and staff are employed by
Atlas Management Partners, LLC or InvestAmerica Investment Advisors, Inc., which pay all of their cash compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The Corporation does not have any equity compensation plans. As of
November 30, 2004, there were 2,329,255 shares issued and outstanding. The following table sets forth certain information as of November 30, 2004, with respect to the Common Stock ownership of: (i) those persons or groups (as that term is used in Section 13(d)(3) of the Securities and Exchange Act of 1934, as
amended (the "Exchange Act") who beneficially own more than 5% of the Common
Stock, (ii) each Director and nominee for Director of the Corporation, and (iii)
all Officers and Directors of the Corporation, twelve in number, as a group.
Unless otherwise provided, the address of those in the following table is 15
West South Temple Street, Suite 520, Salt Lake City, Utah 84101.

        Name and Address of Beneficial                 Amount and Nature           Percent of Class of Voting
                 Owner                               Of Beneficial Ownership                Common Stock
                 -----                               -----------------------                ------------

Atlas Management Partners, LLC(1)                        910,146 Shares                      39.10%
One South Main Street, Suite 1660, Salt Lake
City, Utah 84133

Bridgewater International Group, LLC(1)                  804,689 Shares                      34.55%
10500 South 1300 West, South Jordan, Utah
84095

Geoffrey T. Woolley(2)                                  926,094 Shares                       39.76%

Paul M. Bass, Jr.                                        37,000 Shares                        1.59%

Michael W. Dunn                                          26,827 Shares                        1.15%

Benjamin Jiaravanon(3)                                  910,146 Shares                       39.10%

Kent I. Madsen(4)                                        913,846 Shares                      39.23%

Robert T. Madsen(5)                                      105,457 Shares                       4.53%

Gordon J. Roth                                            3,951 Shares                        0.17%

David R. Schroder(6)                                     77,416 Shares                        3.32%

Kevin F. Mullane(6)                                      11,264 Shares                        0.48%

Nick Efstratis(7)                                       910,646 Shares                       39.01%

Todd J. Stevens(8)                                      911,146 Shares                       39.12%

Timothy Bridgewater(9)                                    5,000 Shares                        0.21%

Martin C. Walton                                               --                               --

Shane V. Robison                                               --                               --

Jasja Kotterman                                           1,000 Shares                        0.04%

Robert A. Comey(6)                                       57,019 Shares                         2.4%

All Officers and Directors as a Group                 1,150,771 Shares                       49.41%

------------------------------------

         (1) Information with respect to Atlas and Bridgewater International
Group, LLC ("Bridgewater") is based upon Amendment No. 2 to Schedule 13D, dated
February 13, 2004, filed by Atlas with the SEC in which Atlas disclosed that its has sole power to vote or to direct the vote and shared power to dispose or to direct the disposition of approximately 804,689 shares of the Corporation's
Common Stock previously acquired by Bridgewater under a Shareholder and Voting
Agreement entered into between Atlas and Bridgewater. In addition, Atlas has sole power to vote or to direct the vote and shared power to dispose or to direct the disposition of approximately 105,457 shares of the Corporation's
Common Stock previously acquired by Robert T. Madsen under a Shareholder and
Voting Agreement entered into between Atlas and Robert T. Madsen. Both
Shareholder and Voting Agreements referenced above grant Atlas the right to vote the respective shares of Bridgewater and Robert T. Madsen for an initial period ending six years after the date upon which Atlas entered into that Investment
Advisory Agreement with the Corporation and MorAmerica.

         (2) Information with respect to Mr. Woolley is based upon Amendment No. 2 to Schedule 13D, dated February 13, 2004, filed by Atlas with the SEC, and Form
4 filed with the SEC by Mr. Woolley on March 16, 2004. Mr. Woolley has sole voting and sole dispositive power over 13,948 shares of the Corporation's Common
Stock and, as a manager of Atlas, has shared control over the voting power of
Atlas on an additional 910,146 shares of the Corporation's Common Stock. To the extent that Atlas may be deemed to be in control of the Corporation as a result of beneficial ownership and voting control of the Corporation's Common Stock, or to the extent that Atlas is the investment advisor for the Corporation and
MorAmerica as provided in that Investment Advisory Agreement between Atlas and
MorAmerica dated March 1, 2004 and the Investment Advisory Agreement between
Atlas and the Corporation dated March 1, 2004, Mr. Woolley, as a Member and
Voting Managing Director of Atlas under the Strategic Agreement, may be an
"interested person" of the Corporation, as that term is defined in Section
2(a)(19) of the Investment Company Act.

         (3) Information with respect to Mr. Jiaravanon is based upon Amendment
No. 2 to Schedule 13D, dated February 13, 2004, filed by Atlas with the SEC. As the sole manager of Bridgewater, which is a member of Atlas, Mr. Jiaravanon has shared control over the voting power of Atlas on the 910,146 shares of the
Corporation's Common Stock Atlas controls. To the extent that Bridgewater may be deemed to be in control of the Corporation as a result of beneficial ownership of the Corporation's Common Stock, Mr. Jiaravanon, as the sole manager of
Bridgewater, may be an "interested person" of the Corporation, as that term is defined in Section 2(a)(19) of the Investment Company Act.

         (4) Information with respect to Mr. Kent Madsen is based upon Amendment
No. 2 to Schedule 13D, dated February 13, 2004, filed by Atlas with the SEC, and
Form 4 filed by Mr. Madsen with the SEC on September 23, 2004. Mr. Kent Madsen has sole voting and sole dispositive power over 3,700 shares of the
Corporation's Common Stock and, as a manager of Atlas, has shared control over the voting power of Atlas on an additional 910,146 shares of the Corporation's
Common Stock. To the extent that Atlas may be deemed to be in control of the
Corporation as a result of beneficial ownership and voting control of the
Corporation's Common Stock, or to the extent that Atlas is the investment advisor for the Corporation and MorAmerica as provided in that Investment
Advisory Agreement between Atlas and MorAmerica dated March 1, 2004 and the
Investment Advisory Agreement between Atlas and the Corporation dated March 1,
2004, Mr. Kent Madsen, who is currently a member and the sole manager of Atlas, may be an "interested person" of the Corporation, as that term is defined in
Section 2(a)(19) of the Investment Company Act. Mr. Kent Madsen is the son of
Mr. Robert Madsen.

         (5) Information with respect to Mr. Robert Madsen is based upon Amendment
No. 2 to Schedule 13D, dated February 13, 2004, filed by Atlas with the SEC. As the holder of shared dispositive power over 105,457 shares of the Corporation's
Common Stock, Mr. Robert Madsen may be deemed to a member of a "group" as that term is used in Section 13(d)(3) of the Exchange Act, together with Bridgewater,
Kent I. Madsen and Geoffrey T. Woolley. In addition, to the extent that Atlas may be deemed to be in control of the Corporation as a result of beneficial ownership and voting control of the Corporation's Common Stock, or to the extent that Atlas is the investment advisor for the Corporation and MorAmerica as provided in that Investment Advisory Agreement between Atlas and MorAmerica dated March 1, 2004 and the Investment Advisory Agreement between Atlas and the
Corporation dated March 1, 2004, Mr. Robert Madsen, who is a Member of Atlas
under that Strategic Agreement entered into among Robert T. Madsen, Kent I.
Madsen, Geoffrey T. Woolley, Bridgewater and Atlas (the "Strategic Agreement"),
may be an "interested person" of the Corporation, as that term is defined in
Section 2(a)(19) of the Investment Company Act. Mr. Robert Madsen is the father of Mr. Kent Madsen.

         (6) As principals, officers and directors of InvestAmerica Investment
Advisors, Inc. ("InvestAmerica"), 101 Second Street S.E., Suite 800, Cedar
Rapids, IA 52401, the investment advisor for the Corporation and MorAmerica, during the fiscal year ended September 30, 2004, Messrs. Schroder, Mullane and Comey
were "interested persons" of the Corporation, as that term is defined in Section
2(a)(19) of the Investment Company Act.

         (7) Information with respect to Mr. Nick Efstratis is based upon
Amendment No. 2 to Schedule 13D, dated February 13, 2004, filed by Atlas with the SEC, and Form 4 filed by Mr. Efstratis with the SEC on February 23, 2004.
Mr. Efstratis has sole voting and sole dispositive power over 500 shares of the
Corporation's Common Stock and, as a manager of Atlas, has shared control over the voting power of Atlas on an additional 910,146 shares of the Corporation's
Common Stock. To the extent that Atlas may be deemed to be in control of the
Corporation as a result of beneficial ownership and voting control of the
Corporation's Common Stock, or to the extent that Atlas is the investment advisor for the Corporation and MorAmerica as provided in that Investment
Advisory Agreement between Atlas and MorAmerica dated March 1, 2004 and the
Investment Advisory Agreement between Atlas and the Corporation dated March 1,
2004, Mr. Efstratis, who is currently a Voting Managing Director of Atlas, may be an "interested person" of the Corporation, as that term is defined in Section
2(a)(19) of the Investment Company Act.

         (8) Information with respect to Mr. Todd Stevens is based upon Amendment
No. 2 to Schedule 13D, dated February 13, 2004, filed by Atlas with the SEC, and
Form 4 filed by Mr. Stevens with the SEC on February 20, 2004. Mr. Stevens has sole voting and sole dispositive power over 1,000 shares of the Corporation's
Common Stock and, as a manager of Atlas, has shared control over the voting power of Atlas on an additional 910,146 shares of the Corporation's Common
Stock. To the extent that Atlas may be deemed to be in control of the
Corporation as a result of beneficial ownership and voting control of the
Corporation's Common Stock, or to the extent that Atlas is the investment advisor for the Corporation and MorAmerica as provided in that Investment
Advisory Agreement between Atlas and MorAmerica dated March 1, 2004 and the
Investment Advisory Agreement between Atlas and the Corporation dated March 1,
2004, Mr. Stevens, who is currently a Voting Managing Director of Atlas, may be an "interested person" of the Corporation, as that term is defined in Section
2(a)(19) of the Investment Company Act.

          (9) Information with respect to Mr. Timothy Bridgewater is based upon
Amendment No. 2 to Schedule 13D, dated February 13, 2004, filed by Atlas with the SEC, and Form 4 filed by Mr. Bridgewater with the SEC on February 13, 2004.
Mr. Bridgewater has sole voting and sole dispositive power over 5,000 shares of the Corporation's Common Stock and, as Managing Director of Bridgewater and as a
manager of Atlas, has shared control over the voting power of Atlas on an additional 910,146 shares of the Corporation's Common Stock. To the extent that
Atlas may be deemed to be in control of the Corporation as a result of beneficial ownership and voting control of the Corporation's Common Stock, or to the extent that Atlas is the investment advisor for the Corporation and
MorAmerica as provided in that Investment Advisory Agreement between Atlas and
MorAmerica dated March 1, 2004 and the Investment Advisory Agreement between
Atlas and the Corporation dated March 1, 2004, Mr. Bridgewater, who is currently a Voting Managing Director of Atlas, may be an "interested person" of the
Corporation, as that term is defined in Section 2(a)(19) of the Investment
Company Act.

Item 13.  Certain Relationships and Related Transactions.

         Atlas is the investment advisor to the Corporation pursuant to that
Investment Advisory Agreement between the Corporation and Atlas dated March 1,
2004 (the "MACC Investment Advisory Agreement"). Atlas's address is One South
Main Street, Suite 1660, Salt Lake City, Utah 84133. The MACC Investment
Advisory Agreement provides that Atlas is entitled to receive a management fee equal to an annual rate of 2.5% of the Corporation's Net Assets, payable monthly in arrears. In addition to the annual management fee of 2.5% of the
Corporation's net assets, Atlas is entitled to receive an incentive fee (the
"Incentive fee") in an amount equal to 20% of the Corporation's realized capital gains in excess of realized capital losses of the Corporation after allowance for any unrealized capital losses on the portfolio investments of the
Corporation. The Incentive fee is calculated, accrued, and paid on a quarterly basis, subject to adjustment at the end of each fiscal year. Total management fees under the MACC Investment Advisory Agreement amounted to $2,892 for the year ended September 30, 2004. There were no incentive fees accrued or paid under the MACC Investment Advisory Agreement in 2004.

         Mr. Geoffrey Wolley, Director and Chairman of the Board of the
Corporation, is a Voting Managing Director of Atlas. Mr. Kent Madsen, Director,
President and Secretary of the Corporation, is a Voting Managing Director of
Atlas. Mr. Timothy Bridgewater, Vice President and Assistant Secretary of the
Corporation, is a Voting Managing Director of Atlas. Mr. Nick Efstratis, Vice
President and Chief Compliance Officer of the Corporation, is a Voting Managing
Director of Atlas.

         MorAmerica is a wholly-owned subsidiary of the Corporation. The current members of the Board of Directors and the nominees for fiscal year 2005 of the
Board of Directors of MorAmerica are the same individuals as are nominated for directors of the Corporation's Board of Directors. Mr. Geoffrey Woolley is
Chairman of the Board of both the Corporation and of MorAmerica. Mr. Kent
Madsen, Director, President and Secretary of the Corporation, is the President
and Secretary of MorAmerica. Mr. Timothy Bridgewater, Assistant Secretary of the
Corporation, is the Vice President and Assistant Secretary of MorAmerica. Mr.
Nick Efstratis, Vice President and Chief Compliance Officer of the Corporation
is the Vice President and Chief Compliance Officer of MorAmerica.

         MorAmerica has a separate investment advisory agreement (the
"MorAmerica Capital Investment Advisory Agreement") with Atlas. The fee is equal to 2.5% of the Capital Under Management (as defined in the MorAmerica Capital
Investment Advisory Agreement) on an annual basis, but in no event more than
2.5% per annum of the Assets Under Management or 7.5% of Regulatory Capital (as
defined in the MorAmerica Capital Investment Advisory Agreement). However,
during fiscal 2003, MorAmerica's investment advisor, InvestAmerica, agreed to a voluntary, temporary reduction in management fees from January 1, 2003 through
February 29, 2004. This temporary agreement changed the management fee to be
$68,750 per month not to exceed the calculation specified in the current advisory agreement. This voluntary, temporary reduction in management fees was terminated on February 29, 2004. In addition, the MorAmerica Capital Investment
Advisory Agreement provides that MorAmerica will pay Atlas 20.0% of the net capital gains, before taxes, on investments in the form of an incentive fee. Net capital gains, as defined in the MorAmerica Capital Investment Advisory
Agreement, are calculated as gross realized gains, minus the sum of capital losses, less any unrealized depreciation, including reversals of previously recorded unrealized depreciation, recorded during the year, and net investment losses, if any, as reported on page 4c, line 33 of the SBA Form 468.1. Capital losses and realized capital gains are not cumulative under the incentive fee computation. Payments for incentive fees resulting from noncash gains are deferred until the assets are sold. The MorAmerica Capital Investment Advisory
Agreement may be terminated by either party upon sixty days written notice.

         Total management fees (net of management fees waived) under the
MorAmerica Capital Investment Advisory Agreement amounted to $955,508 for the year ended September 30, 2004. Incentive fees are an expense in determining net realized gain (loss) on investments in the consolidated statement of operations.
Incentive fees of $493,050 were earned for the year ended September 30, 2004.
Total incentive fees paid under the MorAmerica Capital Investment Advisory
Agreement amounted to $497,517 in fiscal 2004. Approximately $18,353 of incentive fees related to noncash gains from prior years is being deferred as described above.

         As previously disclosed, most recently in the Corporation's Form 8-K filed on January 7, 2005, in anticipation of changes to the Board of Directors of the Corporation and MorAmerica Capital and a change in investment advisors, starting in July, 2003, Atlas, the Corporation's investment advisor since March
1, 2004, periodically notified the SBA of the proposed changes and, as required by the Regulations, submitted the Atlas/MorAmerica Capital Investment Advisory
Agreement to the SBA for approval on January 29, 2004. While SBA has previously notified MorAmerica Capital in writing that four of the five principals of Atlas have SBA's approval as managers of MorAmerica Capital, SBA has recently notified
MorAmerica Capital that SBA will not grant approval of Atlas as investment advisor of MorAmerica Capital. Atlas and MorAmerica Capital are working with SBA to resolve this issue and anticipate a meeting on this topic with SBA during the month of January, 2005.

         The Corporation, MorAmerica and Atlas are also parties to an Investment
Advisory Support Services Agreement (the "Subadvisory Agreement") with
InvestAmerica ("InvestAmerica" or the "Subadviser"). Prior to March 1, 2004,
InvestAmerica was the investment advisor to the Corporation and MorAmerica.
Pursuant to the Subadvisory Agreement, InvestAmerica has been retained to monitor and manage portfolio company

investments in existence as of the date of the Subadvisory Agreement, including exits, preparation of valuations, follow-on investment analysis and recommendations and other portfolio management matters. InvestAmerica also currently provides certain accounting and financial services for the
Corporation. Under the Subadvisory Agreement, Atlas pays InvestAmerica certain fixed management fees and incentive fees based on a portion of the incentive fees paid to Atlas by the Corporation and MorAmerica under the MACC Investment
Advisory Agreement and the MorAmerica Capital Investment Advisory Agreement,
respectively. The Subadvisory Agreement does not result in any additional expense to either the Corporation or MorAmerica Capital. Total management fees under the Subadvisory Agreement amounted to $189,583 for the year ended
September 30, 2004.

         The address of the Subadviser is 101 Second Street S.E., Suite 800,
Cedar Rapids IA 52401. Mr. David Schroder, Chief Financial Officer and Treasurer
of the Corporation, is a shareholder of, and President and Secretary of
InvestAmerica. Mr. Kevin Mullane, Vice President of MorAmerica, is a shareholder of, and the Senior Vice President and Assistant Secretary of InvestAmerica. Mr.
Robert A. Comey, Chief Financial Officer and Treasurer of MorAmerica, is the
Executive Vice President, Treasurer and Assistant Secretary of InvestAmerica.
Mr. Michael H. Reynoldson, Vice President of MorAmerica, is the Vice President
of InvestAmerica.

         Pursuant to authority granted by the Corporation's shareholders at the
2004 Annual meeting, the Corporation issued convertible debt to its Chairman,
Geoffrey T. Woolley in 2004 pursuant to a Convertible Note and Security
Agreement with Mr. Woolley dated March 1, 2004 (the "Woolley Agreement"). Under the Woolley Agreement, the Corporation may borrow up to up to $400,000 from Mr.
Woolley, which may be drawn over a twelve month period. Advances under this line of credit bear interest at the rate of 9% per year. The Corporation is required to make interest payments quarterly during the first year, and all accrued interest and unpaid principal will be fully amortized in the second year. The
Woolley Agreement extends for two years, subject to extension at any time by mutual agreement. Any outstanding principal and interest may be converted at the option of Mr. Woolley to shares of the Corporation's Common Stock at the lesser of (i) $3.50 per share or (ii) the same price per share as any rights offering to shareholders within 12 months of the loan date. The loan is secured by a first lien on cash assets of the Corporation, a letter of support from
MorAmerica Capital in which MorAmerica Capital agreed to make legally available distributions to pay any outstanding loan amounts, and a guarantee by Atlas.

Item 14.  Principal Accounting Fees and Services.

          The Audit Committee of the Board of Directors of the Corporation (the
"Audit Committee") is composed of three directors and operates under a written charter originally adopted by the Board of Directors and annually updated by the
Audit Committee. The current charter of the Audit Committee was attached to the
Proxy Statement for the 2004 Annual Shareholders Meeting. The current members of the Audit Committee are Michael W. Dunn (Chair), Paul M. Bass and Gordon J.
Roth. Under the terms of the charter and the listing standards of The Nasdaq
Stock Market, Inc., all of the Audit Committee members are considered to be independent.

         Management is responsible for the Corporation's internal controls and the financial reporting process. The independent accountants are responsible for performing an independent audit of the Corporation's consolidated financial statements in accordance with generally accepted auditing standards and to issue a report thereon. The Audit Committee's responsibility is to monitor and oversee these processes.

         In this regard, the Audit Committee has reviewed and discussed the audited financial statements for Fiscal Year 2004 with management and discussed other matters related to the

audit with the independent auditors. Management represented to the Audit
Committee that the Corporation's consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The Audit Committee met with the independent auditors, with and without management present, and discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61
(Communication with Audit Committees). The independent auditors also provided to the Audit Committee the written disclosures and the letter required by
Independence Standards Board Standard No. 1 (Independence Discussions with Audit
Committees), and the Audit Committee discussed with the independent auditors the firm's independence.

         The Corporation paid KPMG LLP ("KPMG"), the Corporation's independent auditors for fiscal year 2004, the following amounts during fiscal year 2004:

          Audit Fees (including quarterly reviews,
          security counts, and audit of Form 468):     $58,250

          Audit-related services                       $11,175

          Financial Information Systems Design
          and Implementation:                          $   -0-

          Non-Audit Fees:
                   Preparation of federal and state
                            income tax returns         $23,750
                   Other tax research, consultation,
                            correspondence and
                            advice                     $ 1,150

         The Audit Committee has considered whether KPMG has maintained its independence during Fiscal Year 2004.

         Based upon the Audit Committee's discussions with management and the independent auditors, and the Audit Committee's review of representations of management and the report of the independent auditors to the Audit Committee, the Audit Committee recommended that the Corporation's Board of Directors include the audited consolidated financial statements in the Corporation's
Annual Report on Form 10-K for the year ended September 30, 2004, filed with the
Securities and Exchange Commission.

                                               AUDIT COMMITTEE:

                                               Michael W. Dunn, Chair
                                               Paul M. Bass
                                               Gordon J. Roth

Independent Auditor Fees and Services

         The following table presents fees paid for professional services rendered by KPMG for the Fiscal Year 2004 and the fiscal year ending September
30, 2003 ("Fiscal Year 2003"):

             Fee Category                             Fiscal Year 2004 Fees                 Fiscal Year 2003 Fees
----------------------------------------           ----------------------------          ----------------------------
                                                             $58,250                               $54,500
Audit Fees
                                                             $11,175                                4,800
Audit-Related Fees
                                                             $24,900                               $50,850
Tax Fees
                                                               -0-                                   -0-
All Other Fees
                                                   ----------------------------          ----------------------------
                                                             $94,325                              $110,150
Total Fees

         Audit Fees were for professional services rendered for the audit of the
Corporation's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by KPMG in connection with statutory and regulatory filings or engagements and include quarterly reviews, security counts and audit of SBA Form 468.

         Audit-Related Fees were for assurance and related services that are reasonably related to the performance of the audit or review of the
Corporation's consolidated financial statements and are not reported under
"Audit Fees." These services include accounting consultations in connection with acquisitions, consultations concerning financial accounting and reporting standards.

         Tax Fees were for professional services for federal, state and international tax compliance, tax advice and tax planning and include preparation of federal and state income tax returns, and other tax research, consultation, correspondence and advice.

         All Other Fees are for services other than the services reported above.
The Corporation did not pay any fees for such other services in Fiscal Year 2004 or Fiscal Year 2003.

         The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of KPMG.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit
Services of Independent Auditors

         The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any

pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit
Committee may also pre-approve particular services on a case-by-case basis.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Documents filed as part of this Report:

         (1)      A.       The following  financial  statements  are  incorporated  by reference to the 2004 Annual Report.

                           Consolidated Balance Sheet at September 30, 2004
                           Consolidated Statement of Operations for the year ended
                                    September 30, 2004
                           Consolidated Statements of Changes in Net Assets for
                                    the years ended September 30, 2004 and
                                    September 30, 2003
                           Consolidated Statement of Cash Flows for the year
                                    ended September 30, 2004
                           Notes to Consolidated Financial Statements
                           Consolidated Schedule of Investments as of September 30, 2004
                           Notes to the Consolidated Schedule of Investments

                  B.       The Report of Independent Accountants with respect to
                           the financial statements listed in A. above is
                           incorporated by reference to the 2004 Annual Report.

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

               3(i)1 Certificate of Incorporation of the Corporation.

               3(ii)4 Amended and Restated By-Laws of the Corporation.

               4.   See Exhibits 3.1 and 3.2.

               10.12 Investment Advisory Agreement between MACC Private Equities
                     Inc. and Atlas Management Partners, LLC dated March 1, 2004.

               10.2(2) Investment Advisory Agreement between MorAmerica Capital
                       Corporation and Atlas Management Partners, LLC dated March
                       1, 2004.

               10.3(2) Investment Advisory Support Services Agreement dated March
                       1, 2004 among MACC Private Equities Inc., MorAmerica Capital
                       Corporation, Atlas Management Partners, LLC and
                       InvestAmerica Investment Advisors, Inc.

               10.4(2) Convertible Note and Security Agreement dated March 1, 2004 between MACC Private Equities Inc. and Geoffrey T. Woolley.

               10.5(2) Guarantee dated March 1, 2004 by Atlas Management Partners,
                       LLC in favor of Geoffrey T. Woolley.

               10.6(2) Letter Agreement Regarding Subsidiary Support dated March
                       1, 2004 between MorAmerica Capital Corporation and MACC
                       Private Equities Inc.

               10.7(3) Agreement and Waiver of Rights Under Section 203 of the
                       Delaware General Corporation Law among Zions First National
                       Bank, Atlas Management Partners LLC and MACC Private
                       Equities Inc.

               13    2004 Annual Report to Stockholders.

               14(3) Code of Business Conduct and Ethics

               21(3) Subsidiary of the Corporation and jurisdiction of
                     incorporation.

               31.1 Section 302 Certification of Kent I. Madsen (President).

               31.2 Section 302 Certification of David R. Schroder (CFO).

               32.1 Section 906 Certification of Kent I. Madsen (President).

               32.2 Section 906 Certification of David R. Schroder (CFO).

               99.1 Letter from United States Small Business Administration dated January 4, 2005.

               99.2 Agreement between United States Small Business
                    Administration, Rocky Mountain Mezzanine Fund II, L.P.,
                    Hanifen Imhoff Mezzanine Fund, L.P., MorAmerica Capital
                    Corporation and NDSBIC, L.P.

               99.3 Agreement of Settlement and Mutual Release.

               1    Incorporated by reference to the Corporation's Quarterly
                    Report on Form 10-Q for the quarterly period ended March 31,
                    1997, as filed with the Commission on May 14, 1997.

               2    Incorporated by reference to the Corporation's Quarterly
                    Report on Form 10-Q for the quarterly period ended March 31,
                    2004, as filed with the Commission on May 17, 2004.

               3    Incorporated by reference to the Corporation's Annual Report on Form 10-K for the period ended September 30, 2003, as
                    filed with the Commission on December 29, 2003.

               4    Incorporated by reference to the Corporation's Annual Report on Form 10-K for the period ended September 30, 2002, as
                    filed with the Commission on December 27, 2002.

(b)      Reports on Form 8-K.

         On December 3, 2004, and on January 7, 2005, the Corporation filed reports on Form 8-K reporting information under Item 8.01 announcing developments in the arbitration proceedings discussed in Item 3 of this
         Annual Report on Form 10-K.

(c)      Exhibits

         See (a)(3) above.

(d)      Financial Statement Schedules

         See (a)(1) and (a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 12, 2005.

                                                        /s/ Kent I. Madsen
                                                     --------------------------------------------
                                                     Kent I. Madsen
                                                     President and Secretary

                                                       /s/ David R. Schroder
                                                     --------------------------------------------
                                                     David R. Schroder
                                                     Chief Financial Officer and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the
Registrant in the capacities and on the dates indicated.

                           Signature                                                    Date
                           ---------                                                    ----

/s/ Geoffrey R. Woolley
--------------------------------------                                            January 12, 2005
Geoffrey T. Woolley
Chairman of the Board of Directors

/s/ Kent I. Madsen
--------------------------------------                                            January 12, 2005
Kent I. Madsen
Director, President and Secretary

/s/ Paul M. Bass, Jr.
--------------------------------------                                            January 12, 2005
Paul M. Bass, Jr.
Director

/s/ Michael W. Dunn
--------------------------------------                                            January 12, 2005
Michael W. Dunn
Director

/s/ Gordon J. Roth
--------------------------------------                                            January 12, 2005
Gordon J. Roth
Director

/s/ Benjamin Jiaravanon
--------------------------------------                                            January 12, 2005
Benjamin Jiaravanon
Director

/s/ Jasja Kotterman
--------------------------------------                                            January 12, 2005
Jasja Kotterman
Director

/s/ Shane Robison
--------------------------------------                                            January 12, 2005
Shane Robison
Director

/s/ Martin Walton
--------------------------------------                                            January 12, 2005
Martin Walton
Director