Form 10-Q
period 2004-12-31
MACC PRIVATE EQUITIES INC
filed 2005-02-14
CIK 923808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 2004
                               -------------------------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                         --------------  --------------

                         Commission file number  0-24412
                                               -----------

                           MACC Private Equities Inc.
--------------------------------------------------------------------------------
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

     At January 31, 2005, the registrant  had issued and  outstanding  2,329,255 shares of common stock.

                                  Page 1 of 25

                                      Index

PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements                                           Page

             Condensed Consolidated Balance
             Sheets (Unaudited) at December 31, 2004
             and September 30, 2004 .........................................  3

             Condensed Consolidated Statements of
             Operations (Unaudited) for the three months
             ended December 31, 2004 and December 31, 2003 ..................  4

             Condensed Consolidated Statements of
             Cash Flows (Unaudited) for the three months
             ended December 31, 2004 and December 31, 2003...................  5

             Notes to (Unaudited) Condensed Consolidated
             Financial Statements............................................  6

             Schedule of Investments (Unaudited)
             at December 31, 2004............................................ 10

   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results Of Operations................ 15

   Item 3.   Quantitative and Qualitative

             Certifications...............................See Exhibits 31 and 32

                                  Page 2 of 25

PART 1 -- FINANCIAL INFORMATION

Item 1.   Financial Statements

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                               December 31,    September 30,
                                                                   2004            2004
                                                               ------------    -------------
Assets

Loans and investments in portfolio securities, at fair value:
  Unaffiliated companies (cost of $7,603,743 and $10,367,898)  $  6,331,206        7,352,409
  Affiliated companies (cost of $18,955,014 and $19,100,024)     21,991,431       21,266,781
  Controlled companies (cost of $4,536,309 and $4,536,309)        4,968,058        4,598,894
Cash and cash equivalents                                         5,427,926        4,774,771
Interest receivable                                                 257,060          221,844
Other assets                                                        645,939          729,417
                                                               ------------    -------------

         Total assets                                          $ 39,621,620       38,944,116
                                                               ============    =============

Liabilities and net assets

Liabilities:
  Debentures payable                                           $ 25,790,000       25,790,000
  Litigation settlement payable                                   1,713,174        1,713,174
  Note payable-related party                                        305,000          270,000
  Deferred incentive fees payable                                    18,353           18,353
  Accrued interest                                                  632,320          180,138
  Accounts payable and other liabilities                            260,306          234,230
                                                               ------------    -------------

         Total liabilities                                       28,719,153       28,205,895
                                                               ------------    -------------

Net assets:
  Common stock, $.01 par value per share;
     authorized 4,000,000 shares;
     issued and outstanding 2,329,255 shares                         23,293           23,293
  Additional paid-in-capital                                      8,683,545       11,501,075
  Unrealized appreciation (depreciation) on investments           2,195,629         (786,147)
                                                               ------------    -------------

        Total net assets                                         10,902,467       10,738,221
                                                               ------------    -------------

        Total liabilities and net assets                       $ 39,621,620       38,944,116
                                                               ============    =============

Net assets per share                                           $       4.68             4.61
                                                               ============    =============

See accompanying notes to unaudited condensed consolidated financial statements.

                                  Page 3 of 25

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                For the three      For the three
                                                months ended       months ended
                                                December 31,       December 31,
                                                    2004               2003
                                                -------------      -------------

Investment income:
  Interest
     Unaffiliated companies                     $      50,100            121,620
     Affiliated companies                             219,467            155,407
     Controlled companies                             208,047             69,471
     Other                                             18,984              8,796
  Dividends
     Unaffiliated companies                               ---             78,204
     Affiliated companies                             194,152             55,016
  Processing fees                                       7,700                ---
  Other                                                 1,000              3,000
                                                -------------      -------------

         Total investment income                      699,450            491,514
                                                -------------      -------------

Operating expenses:
  Interest expenses                                   521,068            531,714
  Management fees                                     244,439            260,534
  Incentive fees                                          ---            423,112
  Professional fees                                   176,783            191,826
  Other                                                82,622             68,085
                                                -------------      -------------

         Total operating expenses before
           management fees waived                   1,024,912          1,475,271
         Management fees waived                           ---            (52,800)
                                                -------------      -------------

         Net operating expenses                     1,024,912          1,422,471

         Investment expense, net                     (325,462)         (930,957)
                                                -------------      -------------

Realized and unrealized gain on investments
     and other assets:
  Net realized (loss) gain on investments:
    Unaffiliated companies                         (2,467,409)         2,238,432
    Affiliated companies                                  ---           (467,514)
    Controlled companies                                  ---            539,250
  Net change in unrealized appreciation/
    depreciation on investments                     2,981,776         (1,769,502)
  Net change in unrealized (loss) gain
     on other assets                                  (24,659)             2,804
                                                -------------      -------------

         Net gain on investments                      489,708            543,470
                                                -------------      -------------

         Net change in net assets
           from operations                      $     164,246           (387,487)
                                                =============      =============

See accompanying notes to unaudited condensed consolidated financial statements.

                                  Page 4 of 25

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                For the three      For the three
                                                months ended       months ended
                                                December 31,       December 31,
                                                    2004               2003
                                                -------------      -------------

Cash flows from operating activities:
   Increase (decrease) in net assets
   from operations                              $     164,246           (387,487)
                                                -------------      -------------

   Adjustments to reconcile increase (decrease)
     in net assets from operations to net cash
     provided by operating activities:
       Net realized and unrealized gain on
         investments                                 (514,367)          (117,554)
       Net realized and unrealized loss (gain)
         on other assets                               24,659             (2,804)
       Proceeds from disposition of and payments
         on loans and investments in portfolio
         securities                                   850,992          5,320,981
       Payments of incentive fees to investment
         advisor                                          ---           (423,112)
       Purchases of loans and investments in
         portfolio securities                        (385,000)          (236,808)
       Change in interest receivable                  (59,452)           (85,047)
       Change in other assets                          58,819            650,412
       Change in accrued interest, deferred
         incentive fees payable, accounts payable
         and other liabilities                        478,258            430,695
       Other                                              ---             38,000
                                                -------------      -------------

         Total adjustments                            453,909          5,574,763
                                                -------------      -------------

            Net cash provided by operating
              activities                              618,155          5,187,276
                                                -------------      -------------

Cash flows from financing activities:
  Proceeds from issuance of note payable-related
    party                                              35,000                ---
                                                -------------      -------------

            Net cash provided by financing
              activities                               35,000                ---
                                                -------------      -------------

            Net increase in cash and cash
              equivalents                             653,155          5,187,276

Cash and cash equivalents at beginning of period    4,774,771            722,691
                                                -------------      -------------

Cash and cash equivalents at end of period      $   5,427,926          5,909,967
                                                =============      =============

Supplemental disclosure of cash flow
  information - Cash paid during the period
  for interest                                  $      37,853             37,853
                                                =============      =============

Supplemental disclosure of noncash investing
  and financing information -
  Assets received in exchange of securities     $      24,236            153,016
                                                =============      =============

See accompanying notes to unaudited condensed consolidated financial statements.

                                  Page 5 of 25

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

     The financial  statements  included herein have been prepared in accordance with accounting  principles  generally  accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 6 of
Regulation S-X. The financial  statements should be read in conjunction with the consolidated  financial  statements  and notes thereto of MACC Private  Equities
Inc. and its  Subsidiary as of and for the year ended  September  30, 2004.  The information reflects all adjustments  consisting of normal recurring adjustments which are, in the opinion of management,  necessary for a fair  presentation  of the results of operations  for the interim  periods.  The results of the interim period reported are not necessarily indicative of results to be expected for the year.  The balance sheet  information  as of September 30, 2004 has been derived from the audited balance sheet as of that date.

     Certain  reclassifications  have  been  made to prior  period  consolidated financial statements to conform to the December 31, 2004 presentation.

(2)  Critical Accounting Policy

     Investments  in  securities  traded on a national  securities  exchange (or reported  on the NASDAQ  national  market)  are stated at the average of the bid price on the three  final  trading  days of the  valuation  period  which is not materially  different  from  the  bid  price  on the  final  day of the  period.
Restricted and other securities for which  quotations are not readily  available are  valued at fair value as  determined  by the Board of  Directors.  Among the factors  considered in determining the fair value of investments are the cost of the investment; developments, including recent financing transactions, since the acquisition of the investment;  financial condition and operating results of the investee;  the  long-term  potential  of the  business of the  investee;  market interest  rates  for  similar  debt  securities;  and  other  factors  generally pertinent to the  valuation  of  investments.  However,  because of the inherent uncertainty of valuation,  those estimated values may differ  significantly from the  values  that would  have been used had a ready  market  for the  securities existed, and the differences could be material.

     In the valuation  process,  MorAmerica  Capital uses financial  information received  monthly,  quarterly,  and annually from its portfolio  companies which includes both audited and unaudited  financial  statements.  This information is used  to  determine  financial  condition,  performance,  and  valuation  of the portfolio investments.

                                  Page 6 of 25

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

(3)  Litigation Settlement

     At  December  31,  2004,  MorAmerica  Capital  was a party  to  arbitration proceedings  instituted by TransCore  Holdings,  Inc., a company (Buyer) seeking
indemnification   under  the  Stock  Purchase   Agreement  (the  Stock  Purchase
Agreement)  by which  MorAmerica  Capital  and  certain  other  individuals  and institutional  investors  (collectively,  the Sellers) sold their  interest in a former  portfolio  company  investment  (Portfolio  Company).  Under  the  Stock
Purchase  Agreement,  the  Sellers  agreed to  indemnify  Buyer for  breaches of representations  and  warranties  as to  Portfolio  Company made by the Sellers.
Buyer claims that accounting  irregularities  by management at Portfolio Company resulted in a breach of the Sellers' representations and warranties.

     Following the sale  transaction,  MorAmerica  Capital owned debt securities
(cost of $508,761)  and warrants  (cost of $24,000) of Buyer,  issued as part of the sale transaction.  During the arbitration,  buyer refinanced  certain of its obligations,  including the debt securities held by MorAmerica Capital,  and the principal  amount of these debt securities and accrued  interest,  as well as an amount  representing the agreed value of the warrants,  has been deposited in an escrow account pending conclusion of the arbitration proceedings.

     The arbitrator  found all of the Sellers to be jointly and severally liable to Buyer.  However,  MorAmerica  Capital is a party to a Contribution  Agreement executed  at the  time  of  sale  among  the  institutional  investors  and  two individuals.

     On January 4, 2005, the Sellers  reached a settlement  agreement with Buyer of approximately  $20 million.  MorAmerica  Capital's share of the settlement is
$2,245,935.  The Company recorded the effects of the settlement in its September
30, 2004  consolidated  financial  statements  which included the recording of a
"Litigation  settlement  payable"  in the amount of  $1,713,174.  This amount is outstanding  at December 31, 2004 and  represents  the Company's  portion of the settlement ($2,245,935) less the amount in escrow ($532,761) the Company can use to offset its payment. The amount in escrow had been valued at $1. On January 5,
2005, the Company paid its portion of the settlement ($1,713,174) to satisfy its obligation.

(4)  Commitments and Contingencies

     As an SBIC,  MorAmerica  Capital is required to comply with the regulations of the SBA (the  "SBA  Regulations").  These  regulations  include  the  capital impairment rules, as defined by Regulation  107.1830 of the SBA Regulations.  As of  December  31,  2004,  the  capital of  MorAmerica  Capital  was  impaired by approximately  54.71%,  which  exceeded  the 50% maximum  impairment  percentage permitted  under the SBA  Regulations.  Accordingly,  the SBA  currently has the discretion not to extend additional  financing to MorAmerica Capital, as well as
the  right  to   declare  a  default   on   MorAmerica   Capital's   outstanding
SBA-guaranteed   debentures,   to  accelerate   MorAmerica   Capital's   payment
obligations  thereunder

                                  Page 7 of 25

and to seek  appointment of the SBA as receiver for MorAmerica  Capital.  If the
SBA were to  exercise  its  right to  accelerate  MorAmerica  Capital's  payment obligations under the outstanding SBA-guaranteed debentures,  MorAmerica Capital may be required to liquidate some or all of its portfolio  investments.  Because most of its portfolio  investments are not publicly traded,  MorAmerica  Capital may  receive  less than the  carrying  value for its  portfolio  investments  in connection with such a forced sale. Therefore, the exercise by the SBA of any of these rights could have a material  adverse  effect on the  financial  position, results of operations,  cash flow and liquidity of MACC and  MorAmerica  Capital and raises  substantial doubt about the Company's ability to continue as a going concern.

(5)  Financial Highlights

                                                For the three      For the three
                                                months ended       months ended
                                                December 31,       December 31,
                                                    2004               2003
                                                -------------      -------------

 Per Share Operating Performance
   (For a share of capital stock outstanding
        throughout the period (1):
      Net asset value, beginning of period           $   4.61               5.47
                                                     --------           --------

        Income from investment operations:
          Investment expense, net                       (0.14)             (0.21)
          Net realized and unrealized (loss)
            gain on investment transactions              0.21               0.05
                Total from investment                --------           --------
                  operations                             0.07              (0.16)
                                                     --------           --------

        Net asset value, end of period               $   4.68               5.31
                                                     ========           ========

        Closing market price                         $   3.15               2.75
                                                     ========           ========

                                                For the three      For the three
                                                months ended       months ended
                                                December 31,       December 31,
                                                    2004               2003
                                                -------------      -------------

   Total return
     Net asset value basis (1)                        1.53%              (3.04)
     Market price basis                              (8.70) %               9.13

   Net asset value, end of period
        (in thousands)                               $ 10,902             12,358

   Ratio to average net assets:
      Investment (expense) income, net (1)           (3.13) %              (7.11)
     Operating and income tax expense (1)             9.84%              10.86

                                  Page 8 of 25

(1)  MACC's  investment  advisor agreed to a voluntary,  temporary  reduction in management fees from January 1, 2003 through  February 29, 2004. Due to the agreement,  the  investment  advisor  voluntarily  waived $0 and $52,800 of management  fees for the three  months  ended  December  31, 2004 and 2003, respectively.  Excluding  the  effects of the  waiver for the three  months ended December 31, 2004 and 2003,  total return on a net assets value basis would be 1.53% and (3.45)%,  respectively; the investment (expense) income, net ratio would be (3.13)% and (7.53)%, respectively; and the operating and income expense ratio would be 9.84% and 11.29%, respectively.

The ratios of  investment  (expense)  income,  net to  average  net  assets,  of operating  and income tax  expenses to average  net assets and total  return are calculated for common stockholders as a class. Total return,  which reflects the annual  change in net  assets,  was  calculated  using the  change in net assets between the beginning and end of the year.  An individual  common  stockholders'
return may vary from these returns.

                                  Page 9 of 25

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2004

Manufacturing:

                                                                                          Percent of
Company                                     Security                                      Net assets       Value      Cost (d)
...............................................................................................................................
Architectural Art Manufacturing, Inc. (a)   12% debt security, due March 31, 2007 (c)                 $  780,000       780,000
 Wichita, Kansas                            Warrant to purchase 11,143 common shares (c)                       1             1
   Manufacturer of industrial and           10% debt security, due March 31, 2007 (c)                    221,000       221,000
   commercial boilers and shower            121,457 common shares (c)                                     21,457       121,457
   doors, frames and enclosures                                                                       ----------     ---------

                                                                                                       1,022,458     1,122,458
                                                                                                      ----------     ---------

Aviation Manufacturing Group, LLC (a)       14% debt security, due October 1, 2007                       616,000       616,000
 Yankton, South Dakota                      154,000 units preferred                                      154,000       154,000
   Manufacturer of flight critical          Membership interest                                               39            39
   parts for aircraft                                                                               ------------     ---------

                                                                                                         770,039       770,039
                                                                                                    ------------     ---------

Central Fiber Corporation                   12% debt security, due December 31, 2005                     350,000       350,000
 Wellsville, Kansas                         12% debt security, due December 31, 2005                      91,123        91,123
   Recycles and manufactures                Warrant to purchase 490.67 common shares (c)                 213,333            --
   cellulose fiber products                                                                         ------------     ---------

                                                                                                         654,456       441,123
                                                                                                    ------------     ---------

Detroit Tool Metal Products Co. (a)         14% debt security, due February 29, 2008                   1,128,793     1,128,793
 Lebanon, Missouri                          19,853.94 shares Series A preferred (c)                      195,231       195,231
   Metal stamping                                                                                   ------------     ---------

                                                                                                       1,324,024     1,324,024
                                                                                                    ------------     ---------

Handy Industries, LLC (a)                   12.5% debt security, due January 8, 2007                     890,222       890,222
 Marshalltown, Iowa                         167,171 units Class B preferred (c)                          167,171       167,171
   Manufacturer of lifts for                Membership interest                                          562,212         1,357
   motorcycles, trucks and                                                                          ------------     ---------
   industrial metal products
                                                                                                       1,619,605     1,058,750
                                                                                                    ------------     ---------

Hicklin Engineering, L.C. (a)               10% debt security, due June 30, 2007                         740,000       740,000
 Des Moines, Iowa                           Membership interest                                          527,127           127
   Manufacturer of auto and                                                                         ------------     ---------
   truck transmission and                                                                              1,267,127       740,127
   brake dynamometers                                                                               ------------     ---------

Humane Manufacturing, LLC (b)               12% debt security, due January 31, 2005                      856,549       856,549
 Baraboo, Wisconsin                         12% promissory note, due December 31, 2004                   236,808       236,808
   Manufacturer of rubber mats for          Membership interest (c)                                      589,200       101,200
   anti-fatigue, agricultural, exercise                                                             ------------     ---------
   and roofing markets                                                                                 1,682,557     1,194,557
                                                                                                    ------------     ---------

Industrial Tooling & Fabrication, LLC (a)   10% debt security, due November 18, 2009                     170,203       170,203
 Fort Madison, Iowa                         12% debt security, due November 18, 2009                     343,267       343,267
 Metal stamping                                                                                     ------------     ---------

                                                                                                         513,470       513,470
                                                                                                    ------------     ---------

                                 Page 10 of 25

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED...
DECEMBER 31, 2004

Manufacturing Continued:
                                                                                          Percent of
Company                                     Security                                      Net assets       Value      Cost (d)
...............................................................................................................................

KW Products, Inc. (a)                       11% debt security, due June 15, 2005 (c)                  $  267,254       267,254
 Marion, Iowa                               11% debt security, due June 15, 2005 (c)                     281,795       281,795
   Manufacturer of automobile               29,340 common shares (c)                                      28,714        92,910
   aftermarket engine and                   Warrant to purchase 8,879 common shares (c)                       --            --
   brake repair machinery                                                                             ----------     ---------

                                                                                                         577,763       641,959
                                                                                                      ----------     ---------

Linton Truss Corporation                    542.8 common shares (c)                                           --            --
  Delray Beach, Florida                     400 shares Series 1 preferred (c)                            450,000        40,000
    Manufacturer of residential roof        Warrants to purchase common shares (c)                            15            15
      and floor truss systems                                                                         ----------     ---------

                                                                                                         450,015        40,015
                                                                                                      ----------     ---------

M.A. Gedney Company (a)                     536,003 shares preferred (c)                                 484,458     1,418,718
  Chaska, Minnesota                         Warrant to purchase 34,223 preferred shares (c)                   --            --
    Pickle processor                                                                                  ----------     ---------

                                                                                                         484,458     1,418,718
                                                                                                      ----------     ---------

Magnum Systems, Inc. (a)                    12% debt security, due July 31, 2006                         574,163       574,163
  Parsons, Kansas                           48,038 common shares (c)                                      48,038        48,038
    Manufacturer of industrial              292,800 shares preferred (c)                                 304,512       304,512
    bagging equipment                       Warrant to purchase 56,529 common shares (c)                 210,565           565
                                                                                                      ----------     ---------

                                                                                                       1,137,278       927,278
                                                                                                      ----------     ---------

Metal Tooling  Holdings, Inc. (a)           6,652.98 common shares                                       123,432       123,432
  Lebanon, Missouri                         1,234.19 common shares                                         3,309         3,309
    Metal stamping                                                                                    ----------     ---------

                                                                                                         126,741       126,741
                                                                                                      ----------     ---------

Penn Wheeling Acquisition                   13% debt security, due March 10, 2007                      1,033,500     1,033,500
Company, LLC (a)                            62 units Class B membership interest (c)                     643,760        62,000
   Glen Dale, West Virginia                 35 units Class C membership interest (c)                     250,240        24,000
      Metal closure manufacturer                                                                      ----------     ---------

                                                                                                       1,927,500     1,119,500
                                                                                                      ----------     ---------

Pratt-Read Corporation (a)                  13,889 shares Series A Preferred                             750,000       750,000
  Bridgeport, Connecticut                   7,718 shares Series A preferred                              416,667       416,667
    Manufacturer of screwdriver shafts      13% debt security, due July 26, 2006                         277,800       277,800
    and handles and other hand tools        Warrants to purchase common shares (c)                            --            --
                                                                                                      ----------     ---------

                                                                                                       1,444,467     1,444,467
                                                                                                      ----------     ---------

Simoniz USA, Inc.                           12% debt security, due April 1, 2008                         503,592       503,592
  Bolton, Connecticut                                                                                 ----------     ---------
    Producer of cleaning and wax
    products under both the Simoniz
    brand and private label brand names

                                 Page 11 of 25

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED...
DECEMBER 31, 2004

Manufacturing Continued:
                                                                                          Percent of
Company                                     Security                                      Net assets       Value      Cost (d)
...............................................................................................................................

Spectrum Products, LLC (b)                  13% debt security, due October 9, 2006                    $1,077,650     1,077,650
  Missoula, Montana                         385,000 units Series A preferred                             385,000       385,000
    Manufacturer of equipment for           Membership interest                                              351           351
    the swimming pool industry                                                                        ----------     ---------

                                                                                                       1,463,001     1,463,001
                                                                                                      ----------     ---------

         Total manufacturing                                                               155.64%    16,968,551    14,849,819
                                                                                           =======    ==========    ==========
Service:

Concentrix Corporation (a)                  3,758,750 shares Series A preferred (c)                    1,127,625     2,255,250
  Pittsford, New York                       130,539 shares Series C preferred (c)                        104,431       104,431
    Provides marketing outsourcing          328,485 shares Series D preferred (c)                        262,788       262,788
      solutions including                                                                             ----------     ---------
      telemarketing, fulfillment                                                                       1,494,844     2,622,469
      and web communications                                                                          ----------     ---------

Direct Mail Holding, LLC (a)                Membership interest                                        4,149,616       476,366
  Mt. Pleasant, Iowa                                                                                  ----------     ---------
    Provider of turnkey services
    for non-profit fund raising

FreightPro, Inc.                            16.50% debt security, due February 21, 2007 (c)              131,250       262,500
  Overland Park, Kansas                     16.50% debt security, due February 15, 2007 (c)               43,750        87,500
    Internet based outsource                Warrant to purchase 366,177.80 common shares (c)                   2             2
    provider of freight logistics                                                                     ----------     ---------
                                                                                                         175,002       350,002
                                                                                                      ----------     ---------

JHT Holdings, Inc.                          1,238 shares Class A common (c)                              487,513       975,025
   Joplin, Missouri                                                                                   ----------     ---------
     Provider of truck drive-away,
     internet based auction and
     related services to the
     commercial truck industry

Lee Mathews Equipment, Inc.                 12% debt security, due March 10, 2005                        500,000       500,000
  Kansas City, Missouri                     Warrant to purchase 153,654 common shares (c)                     30            30
    Distributor of industrial               12% debt security, due March 10, 2005                         60,606        60,606
    pump systems                                                                                      ----------     ---------

                                                                                                         560,636       560,636
                                                                                                      ----------     ---------

Monitronics International, Inc.             73,214 common shares (c)                                     183,035        54,702
  Dallas, Texas                                                                                       ----------     ---------
    Provides home security
    systems monitoring services

                                 Page 12 of 25

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED...
DECEMBER 31, 2004

Service Continued:

                                                                                          Percent of
Company                                     Security                                      Net assets       Value      Cost (d)
...............................................................................................................................

Morgan Ohare, Inc. (b)                      0% debt security, due January 1, 2007 (c)                 $ 1,068,750    1,125,000
  Addison, Illinois                         10% debt security, due January 1, 2007                        375,000      375,000
    Fastener plating and heat treating      57 common shares (c)                                                1            1
                                            10% debt security, due January 1, 2007                         75,000       75,000
                                            10% debt security, due January 1, 2007                        225,000      225,000
                                            10% debt security, due January 1, 2007                         56,250       56,250
                                            10% debt security, due January 1, 2007                         22,500       22,500
                                                                                                        ---------    ---------

                                                                                                        1,822,501    1,878,751
                                                                                                        ---------    ---------

Organized Living, Inc.                      545,204 shares Series A preferred (c)                         243,227      543,227
  Westerville, Ohio                         215,593 shares Series B preferred (c)                        247,933       247,933
    Retail specialty stores for storage     174,964.5714 shares Series C preferred (c)                   233,041       233,041
    and organizational products             138,889 shares Series D preferred (c)                        250,001       250,001
                                            800,000 shares Series F preferred (c)                        200,000       200,000
                                                                                                        ---------    ---------

                                                                                                       1,174,202     1,474,202
                                                                                                        ---------    ---------

SMWC Acquisition Co., Inc. (a)              10% debt security, due on demand                             102,605       102,605
  Kansas City, Missouri                     13% debt security due May 19, 2007                           110,000       110,000
    Steel warehouse distribution            1,320 shares common (c)                                      387,140        42,900
    and processing                          Warrant to purchase 2,200 common shares (c)                       --            --
                                            176,550 shares Series A preferred (c)                        353,100       353,100
                                                                                                        ---------    ---------

                                                                                                         952,845       608,605
                                                                                                        ---------    ---------

Warren Family Funeral Homes, Inc.           12% debt security, due June 29, 2006                           96,250       96,250
  Topeka, Kansas                            12% debt security, due June 29, 2006                          192,500      192,500
    Provider of value priced funeral        Warrant to purchase 346.5 common shares (c)                        12           12
    services                                                                                            ---------    ---------

                                                                                                          288,762      288,762
                                                                                                        ---------    ---------

                  Total service                                                            103.54%     11,288,956    9,289,520
                                                                                           =======     ==========    =========

Technology and Communications:

Feed Management Systems, Inc. (a)           540,551 common shares (c)                                     682,337    1,327,186
  Brooklyn Center, Minnesota                674,309 shares Series A preferred (c)                         674,309      674,309
    Batch feed software and systems         12% debt security, due May 20, 2008                            74,000       74,000
    and B2B internet services               12% debt security, due August 21, 2008                         74,000       74,000
                                            Warrants to purchase 166,500 Series A preferred (c)                --           --
                                                                                                        ---------    ---------

                                                                                                        1,504,646    2,149,495
                                                                                                        ---------    ---------

MainStream Data, Inc. (a)                   322,763 shares Series A preferred (c)                         200,049      200,049
   Salt Lake City, Utah                                                                                 ---------    ---------
     Content delivery solutions provider

                                 Page 13 of 25

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED...
DECEMBER 31, 2004

Technology and Communications Continued:

                                                                                          Percent of
Company                                     Security                                      Net assets       Value      Cost (d)
...............................................................................................................................

Miles Media Group, Inc. (a)                 1,000 common shares (c)                                      224,000       440,000
  Sarasota, Florida                         100 common options (c)                                            --            --
    Tourist magazine publisher              12% debt security, due September 24, 2007 (c)                374,925       374,925
                                            150 shares Series A preferred (c)                            375,000       375,000
                                            12% debt security, due September 24, 2007 (c)                124,992       124,992
                                            50 shares Series A preferred (c)                             125,000       125,000
                                            12% debt security, due June 30, 2008 (c)                     250,000       250,000
                                            Warrants to purchase 1,423 shares common (c)                     583           583
                                                                                                       ---------     ---------

                                                                                                       1,474,500     1,690,500
                                                                                                       ---------     ---------

Phonex Broadband Corporation                1,855,302 shares Series A preferred (c)                      288,750     1,155,000
  Midvale, Utah                                                                                        ---------     ---------
    Power line communications

Portrait Displays, Inc.                     12% debt security, due April 1, 2005                         100,321        58,181
  Pleasanton, California                    8% debt security, due April 1, 2009 (c)                       71,491       100,001
    Designs and markets pivot enabling      8% debt security, due April 1, 2012 (c)                      540,931       750,001
    software for LCD computer monitors      Warrant to purchase 39,400 common shares (c)                      --            --
                                                                                                       ---------     ---------

                                                                                                         712,743       908,183
                                                                                                       ---------     ---------

SnapNames.com, Inc.                         10% debt security, due March 15, 2007                        852,500       852,500
  Portland, Oregon                          Warrant to purchase 465,000 common shares (c)                     --            --
    Domain name management                                                                             ---------     ---------

                                                                                                         852,500       852,500
                                                                                                       ---------     ---------

         Total technology and communications                                               46.17%      5,033,188     6,955,727
                                                                                           ======      ---------     ---------

                                                                                                    $ 33,290,695    31,095,066
                                                                                                    ============    ==========

(a)  Affiliated company.

(b)  Controlled company.

(c)  Non-income producing.

(d)  For all debt securities presented, the cost is equal to the principal balance.

                                 Page 14 of 25

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
In connection  with these  safe-harbor  provisions,  MACC has  identified in its
Annual  Report to  Shareholders  for the fiscal year ended  September  30, 2004, important  factors that could cause  actual  results to differ  materially  from those contained in any  forward-looking  statement made by or on behalf of MACC, including,  without  limitation,  the  high  risk  nature  of  MACC's  portfolio investments,  the effects of general  economic  conditions  on MACC's  portfolio companies,  the effects of recent or future  losses on the ability of MorAmerica
Capital  to  comply  with   applicable   regulations   of  the  Small   Business
Administration  and MorAmerica  Capital's ability to obtain future funding,  any actions taken by the SBA with respect to MorAmerica  Capital's  impairment,  any failure to achieve annual  investment  level  objectives,  changes in prevailing
market   interest  rates,   and   contractions  in  the  markets  for  corporate
acquisitions  and initial  public  offerings.  MACC further  cautions  that such factors are not  exhaustive or exclusive.  MACC does not undertake to update any forward-looking statement which may be made from time to time by or on behalf of
MACC.

                          Results of Operations

     MACC's investment income includes income from interest, dividends and fees.
Investment  expense,  net represents total investment income minus net operating expenses after management fees waived.  The main objective of portfolio  company investments  is to  achieve  capital  appreciation  and  realized  gains  in the portfolio.  These gains and losses are not included in investment expense,  net.
However,  another  one of MACC's  on-going  goals is to achieve  net  investment
income  and  increased  earnings  stability.   In  this  regard,  a  significant
proportion  of new  portfolio  investments  are  structured  so as to  provide a current  yield  through  interest  or  dividends.  MACC also earns  interest  on short-term investments of cash.

First Quarter Ended December 31, 2004 Compared to First Quarter Ended December 31, 2003

                                                         For the three months
                                                         --------------------
                                                           ended December 31,
                                                           ------------------

                                                             2004         2003          Change
Change                                                --------------------------------------------

Total investment income                                $   699,450        491,514        207,936
Net operating expenses                                  (1,024,912)    (1,422,471)      (397,559)
                                                        ----------     ----------       --------
Investment expense, net                                   (325,462)      (930,957)       605,495
                                                          --------       --------        -------

Net realized (loss) gain on investments                 (2,467,409)     2,310,168     (4,777,577)
Net change in unrealized appreciation/
         depreciation on investments                     2,981,776     (1,769,502)     4,751,278
Net change in unrealized (loss) gain on other assets       (24,659)         2,804        (27,463)
                                                           -------          -----        -------
Net gain on investments                                    489,708        543,470        (53,762)
                                                           -------        -------        -------
Net change in net assets from operations               $   164,246       (387,487)       551,733
                                                       ===========       ========        =======
Net asset value:
         Beginning of period                                              $  4.61           5.47
         End of period                                                    $  4.68           5.31
                                                                          =======           ====

                                 Page 15 of 25

Total Investment Income

     During  the  current  year  first  quarter,  total  investment  income  was
$699,450,  an increase of  $207,936,  or 42%,  from total  investment  income of
$491,514 for the prior year first quarter.  In the current year first quarter as compared to the prior year first quarter, interest income increased $141,304, or
40%,  dividend  income  increased  $60,932,  or 46%,  processing  fees increased
$7,700,  or 100%,  and other income  decreased  $2,000,  or 67%. The increase in interest income is due to interest received in the current year first quarter on one follow-on  investment made during the current year first quarter and on debt portfolio securities issued by two portfolio companies which were on non-accrual of interest  status in the prior year first  quarter.  In the current year first quarter,  MACC received dividends on three existing portfolio companies,  one of which was a  distribution  from a limited  liability  company,  as  compared  to dividend  income  received in the prior year first  quarter from three  existing portfolio  companies,  all of which were  distributions  from limited  liability companies.  Processing  fees  increased  due to fees  received on the  follow-on investment made in the current year first quarter,  compared to no new portfolio company  investments  in which MACC received a processing  fee at closing in the prior year first quarter.  The decrease in other income is due to the collection on an account charge off in the prior year first quarter.

Net Operating Expenses

     Total net operating expenses for the first quarter of the current year were
$1,024,912,  a decrease of  $397,559,  or 28%,  as  compared to total  operating expenses  for the prior  year  first  quarter of  $1,422,471.  Interest  expense decreased $10,646, or 2%, in the current year first quarter due to the repayment in the fourth  quarter of fiscal year 2004 of $2,150,000 of borrowings  from the
Small Business Administration.  Management fees (after management fees waived in the prior year first  quarter)  increased  $36,705,  or 18%, in the current year first quarter due to the  termination  during the second  quarter of 2004 of the agreement with MACC's investment advisor to a voluntary,  temporary reduction in management  fees to  reduce  the  expenses  of MACC.  Incentive  fees  decreased
$423,112, or 100%, in the current year first quarter due to no net capital gains realized.  Professional fees decreased $15,043, or 8%, in the current year first quarter  primarily  due a  decrease  in  legal  expenses  from  the  arbitration proceedings  related to the sale of a former portfolio  company.  Other expenses increased $14,537,  or 21%, in the current year first quarter as compared to the prior year first  quarter  mainly due to the increase in directors  and officers insurance.

Investment Expense, Net

     For the current year first quarter,  MACC recorded investment expense,  net of $325,462, as compared to investment expense, net of $930,957 during the prior year first quarter.

Net Realized (Loss) Gain on Investments

     During the current year first  quarter,  MACC recorded net realized loss on investments of $2,467,409,  as compared with net realized gain on investments of
$2,310,168  during the prior  year  first  quarter.  In the  current  year first quarter, MACC realized a loss of $635,251 from the sale of one portfolio company and $1,832,158 from the write-off of one portfolio  company of which  $1,832,071 was previously recorded as unrealized depreciation.

                                  Page 16 of 25

Management  does not attempt to maintain a  comparable  level of realized  gains quarter to quarter but instead attempts to maximize total  investment  portfolio appreciation  through  realizing  gains in the  disposition  of  securities  and investing in new portfolio investments. MACC's investment advisor is entitled to be paid an incentive  fee which is  calculated  as a percentage of the excess of
MACC's  realized  gains in a  particular  period,  over the sum of net  realized losses and  unrealized  depreciation  during the same period.  As a result,  the timing of realized gains,  realized losses and unrealized  depreciation can have an effect on the amount of the incentive fee payable to the investment advisor.

Net Change in Unrealized Appreciation/Depreciation of Investments and Other Assets

         MACC  recorded net change in  unrealized  appreciation/depreciation  on investments of $2,981,776 during the current year first quarter,  as compared to
($1,769,502) during the prior year first quarter.  This net change in unrealized appreciation/depreciation  on  investments  of  $2,981,776  is the net effect of increases  in  fair  value  of five  portfolio  companies  totaling  $1,657,310, decreases in fair value of five portfolio  companies  totaling  $1,107,604,  the reversal of $2,432,070 of depreciation  resulting from the sale of one portfolio investment and the write-off of the investment in one portfolio investment.

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

         Net change in unrealized  loss on other assets had an  additional  loss provision of $24,659 during the current year first quarter recorded with respect to other securities  which are classified as other assets,  as compared to a net change in unrealized  gain on other assets of $2,804 during the prior year first quarter.

Net Change in Net Assets from Operations

         MACC  experienced  an  increase of $164,246 in net assets at the end of the first  quarter of fiscal year 2005,  and the  resulting  net asset value per share was $4.68 as of December  31,  2004,  as compared to $4.61 as of September
30,  2004.  Although  general  economic  conditions  continue to have an adverse impact on the operating  results and  financial  condition of a number of MACC's portfolio  companies,  the  majority of MACC's  thirty-one  portfolio  companies continue  to be  valued at cost or above.  MACC has nine  portfolio  investments
valued  at  cost,  has  recorded   unrealized   appreciation  on  ten  portfolio
investments  and  has  recorded  unrealized  depreciation  on  twelve  portfolio investments.

         MACC  has  projected  fewer   investments  and  has  projected  no  new
borrowings  under the SBIC  leverage  program  in the fiscal  year 2005  budget.
Recent years have been difficult  years for the venture capital  industry.  With the recent improvement in the economy, MACC's

                                  Page 17 of 25

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

         As  an  SBIC,  MorAmerica  Capital  is  required  to  comply  with  the regulations of the SBA (the "SBA  Regulations").  These regulations  include the capital  impairment  rules,  as  defined  by  Regulation  107.1830  of  the  SBA
Regulations.  As of December 31,  2004,  the capital of  MorAmerica  Capital was impaired by  approximately  54.71%,  which  exceeded the 50% maximum  impairment percentage permitted under SBA Regulations.  Accordingly,  the SBA currently has the discretion not to extend additional financing to MorAmerica Capital, as well
as  the  right  to  declare  a  default  on  MorAmerica  Capital's   outstanding
SBA-guaranteed   debentures,   to  accelerate   MorAmerica   Capital's   payment
obligations  thereunder  and to  seek  appointment  of the SBA as  receiver  for
MorAmerica Capital.  The exercise by the SBA of any of these rights could have a material adverse effect on the financial position,  results of operations,  cash flow and liquidity of MACC and MorAmerica  Capital.  If the SBA were to exercise its right to  accelerate  MorAmerica  Capital's  payment  obligations  under the outstanding  SBA-guaranteed  debentures,  MorAmerica  Capital may be required to liquidate  some  or  all of  its  portfolio  investments.  Because  most  of its portfolio  investments are not publicly traded,  MorAmerica  Capital may receive less than the carrying value for its portfolio  investments  in connection  with such a forced  sale.  Therefore,  the exercise by the SBA of any of these rights could have a  material  adverse  effect on the  financial  position,  results of operations,  cash flow and liquidity of MACC and  MorAmerica  Capital and raises substantial  doubt about the Company's  ability to continue as a going  concern.
MorAmerica  Capital  is also  currently  limited by the SBA  Regulations  in the amount of  distributions  it may make to MACC.  Because  MACC  historically  has relied  in large  part on  distributions  from  MorAmerica  Capital  to fund its operating expenses and other cash requirements,  MACC is currently  evaluating a
number  of  alternatives  to  seek  to  provide  sufficient   liquidity  at  the
parent-company level.

         As of  December  31,  2004,  MACC's cash and cash  equivalents  totaled
$5,427,926.  MACC has commitments for an additional $3,500,000 and $6,500,000 in
SBA guaranteed debentures,  which expire on September 30, 2005 and September 30,
2007,  respectively.  Due to MorAmerica  Capital's capital impairment  described above as well as an agreement entered into by MorAmerica Capital and three other
SBIC's in connection with an arbitration settlement,  MACC does not believe that
MorAmerica  Capital  will  have  access  to the  SBIC  capital  program  for the
foreseeable  future.  Nevertheless,   if  SBA  does  not  accelerate  MorAmerica
Capital's  obligations  under  its  outstanding  SBA-guaranteed  debentures  and subject to the other risks and  uncertainties  described  in this report on Form
10-Q,  MACC  believes  that its  existing  cash and cash  equivalents  and other anticipated cash flows will

                                  Page 18 of 25

provide  adequate  funds for MACC's  anticipated  cash  requirements  during the
current  fiscal  year,  including  portfolio  investment  activities,   interest
payments on outstanding debentures,  administrative expenses, and payment of the arbitration  settlement  amounts described in note 3 to the unaudited  condensed consolidated  financial  statements.  MACC's  investment  objective is to invest
$885,000 in follow-on  investments  during the current  fiscal year,  subject to further adjustment based upon current economic and operating conditions.

         Debentures  payable are composed of $25,790,000 in principal  amount of
SBA-guaranteed debentures issued by MACC's subsidiary, MorAmerica Capital, which mature as follows:  $1,000,000  in fiscal year 2007,  $2,500,000  in fiscal year
2009,  $9,000,000  in fiscal  year 2010,  $5,835,000  in fiscal  year 2011,  and
$7,455,000  in fiscal year 2012.  As noted above,  due to  MorAmerica  Capital's capital  impairment,  SBA  currently  has the ability to  accelerate  MorAmerica
Capital's obligations under the SBA-guaranteed debentures. MACC anticipates that
MorAmerica  Capital will not be able to refinance these  debentures  through the
SBIC capital program when they mature. The following table shows our significant contractual  obligations  for  the  repayment  of  debt  and  other  contractual obligations as of December 31, 2004:

                                         Payments due by period
                                -------------------------------------------

Contractual Obligations

                                            Less Than                            More than
                              Total         1 Year     1-3 Years    3-5 Years     5 Years
                              -----         ------     ---------    ---------     -------

SBA Debentures            $ 25,790,000        ---         ---       3,500,000   22,290,000

Loan Agreement¹           $    305,000      228,750     76,250         ---         ----

Settlement Agreement²     $  1,713,174     1,713,174      ---          ---         ----

         MACC currently  anticipates  that it will rely primarily on its current cash and  cash  equivalents  and its  cash  flows  from  operations  to fund its investment  activities  and other cash  requirements  during  fiscal  year 2005.
Although  management  believes these sources will provide  sufficient  funds for
MACC to meet its fiscal 2005 investment  level  objective and other  anticipated cash  requirements,  there can be no  assurances  that  MACC's  cash  flows from operations  will be as projected,  or that MACC's cash  requirements  will be as projected.  MACC's cash flow will be negatively  affected in fiscal year 2005 by the payment of the  arbitration  settlement  amount  described  in note 3 to the unaudited condensed consolidated financial statements.

----------------------------

¹During  the  second  quarter of fiscal  year  2004,  MACC  entered  into a loan agreement with one of its directors, Geoffrey T. Woolley, providing for advances of up to $400,000 on a revolving  credit basis  through  February 28, 2005.  The outstanding  principal  amount  of the loan as of March 1,  2005 will be due and payable  in  four  equal  installments  on the  first  day of  June,  September,
December,  and March,  commencing June 1, 2005 and concluding March 1, 2006. The payment  obligations  in the  table set  forth  above  are  based on the  amount outstanding  under the loan agreement as of December 31, 2004. The entire unpaid amount of the loan is  convertible  into  shares of MACC's  common  stock at the option of the lender.
²As  discussed  in  note  3 to the unaudited  condensed  consolidated  financial statements,  MorAmerica  Capital's  portion of the  arbitration  settlement  was
$2,245,935,  of which $532,761  represents  MorAmerica  Capital's interest in an escrow balance which was used to partially  offset its payment  obligation.  The remaining $1,713,174 was paid on January 5, 2005.

                                 Page 19 of 25

                               Portfolio Activity

         MACC's  primary  business is  investing  in and  lending to  businesses through  investments in subordinated  debt  (generally  with  detachable  equity warrants),  preferred  stock and  common  stock.  The total  portfolio  value of investments in publicly and  non-publicly  traded  securities was $33,290,695 at
December 31, 2004 and $33,218,084 at September 30, 2004. During the three months ended December 31, 2004, MACC invested $385,000 in a follow-on investment in one existing portfolio company. Management views investment objectives for any given year as secondary in  importance  to MACC's  overriding  concern of investing in only those portfolio companies which satisfy MACC's investment criteria.  MACC's investment  objective  for fiscal year 2005 is to invest  $885,000 in  follow-on investments,  subject  to  further  adjustment  based on  current  economic  and operating conditions.

         MACC   frequently   co-invests  with  other  funds  managed  by  MACC's
investment  advisor.  When it makes any co-investment  with these related funds,
MACC follows  certain  procedures  consistent  with orders of the Securities and
Exchange  Commission  for related  party  co-investments  to reduce or eliminate conflict of interest  issues.  Of the $385,000  invested during the current year first quarter, no funds represented  co-investments with funds managed by MACC's investment advisor.

                           Critical Accounting Policy

         Investments in securities traded on a national  securities exchange (or reported  on the NASDAQ  national  market)  are stated at the average of the bid price on the three  final  trading  days of the  valuation  period  which is not materially  different  from  the  bid  price  on the  final  day of the  period.
Restricted and other securities for which  quotations are not readily  available are  valued at fair value as  determined  by the Board of  Directors.  Among the factors  considered in determining the fair value of investments are the cost of the investment; developments, including recent financing transactions, since the acquisition of the investment;  the financial condition and operating results of the investee;  the long-term  potential of the business of the investee;  market interest rates on similar debt securities; and other factors generally pertinent to the valuation of investments. However, because of the inherent uncertainty of valuation,  those estimated values may differ significantly from the values that would have been used had a ready  market  for the  securities  existed,  and the differences could be material.

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

                                 Page 20 of 25

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         MACC is exposed to market risk from  changes in market  interest  rates that affect the fair value of MorAmerica Capital's debentures payable determined in  accordance  with  Statement  of  Financial  Accounting  Standards  No.  107,
Disclosures About Fair Value of Financial Instruments.  The estimated fair value of MorAmerica Capital's outstanding debentures payable at December 31, 2004, was
$28,324,000,  with a cost of  $25,790,000.  Fair value of  MorAmerica  Capital's outstanding  debentures  payable is calculated by discounting cash flows through estimated  maturity  using a SBA borrowing rate  currently  available  (5.54% at
December 31, 2004) for debt of similar  original  maturity.  None of  MorAmerica
Capital's  outstanding  debentures  payable are publicly traded.  Market risk is estimated as the potential  increase in fair value resulting from a hypothetical
0.5% decrease in interest rates. Actual results may differ.

             _____________________________________________________
                                  December 31, 2004
             ______________________________________________________

             Fair Value of Debentures Payable       $   28,324,000

             Amount Above Cost                      $    2,534,000

             Additional Market Risk                 $      672,000
             _____________________________________________________

Item 4.  Controls and Procedures

         As of the end of the period covered by this report,  in accordance with
Item 307 of Regulation  S-K  promulgated  under the  Securities  Act of 1933, as amended,  the Chief Executive  Officer and Chief Financial  Officer of MACC (the
"Certifying  Officers") have conducted evaluations of MACC's disclosure controls and  procedures.  As defined  under  Sections  13a-15(e)  and  15d-15(e)  of the
Securities  Exchange Act of 1934,  as amended  (the  "Exchange  Act"),  the term
"disclosure  controls and procedures"  means controls and other procedures of an issuer that are designed to ensure that information  required to be disclosed by the issuer in the reports  that it files or submits  under the  Exchange  Act is recorded, processed,  summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation,  controls and procedures designed to ensure that information required to be  disclosed  by an issuer in the reports  that it files or submits under  the  Exchange  Act  is  accumulated  and  communicated  to  the  issuer's management,  including its principal executive officer or officers and principal financial  officer or officers,  or persons  performing  similar  functions,  as appropriate  to  allow

                                 Page 21 of 25

timely decisions  regarding required  disclosure.  The Certifying  Officers have reviewed MACC's disclosure controls and procedures and have concluded that those disclosure  controls  and  procedures  are  effective  as of the  date  of  this
Quarterly   Report  on  Form  10-Q.  In  compliance  with  Section  302  of  the
Sarbanes-Oxley  Act of 2002 (18 U.S.C.  1350),  each of the Certifying  Officers executed an Officer's  Certification  included in this Quarterly  Report on Form
10-Q.

         As of the date of this  Quarterly  Report on Form 10-Q,  there have not been any significant  changes in MACC's internal  controls or other factors that could  significantly  affect  these  controls  subsequent  to the  date of their
evaluation,   including  any  corrective  actions  with  regard  to  significant deficiencies and material weaknesses.

                                 Page 22 of 25

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         There are no items to report.

Item 3.   Defaults Upon Senior Securities

         There are no items to report.

Item 4.   Submission of Matters to a Vote
            of Security Holders

         There are no items to report.

Item 5.   Other Information

         In  anticipation  of changes to the Board of  Directors of the MACC and
MorAmerica Capital and a change in investment advisors,  starting in July, 2003,
Atlas Management Partners, LLC (Atlas), MACC's investment advisor since March 1,
2004,  periodically notified the SBA of the proposed changes and, as required by the SBA regulations,  submitted the Atlas/MorAmerica Capital Investment Advisory
Agreement to the SBA for approval on January 29, 2004.  At the same time,  MACC,
MorAmerica  Capital  and Atlas  entered  into the  Investment  Advisory  Support
Services  Agreement  (Subadvisory   Agreement)  with  InvestAmerica   Investment
Advisors, Inc.  (InvestAmerica).  Prior to March 1, 2004,  InvestAmerica was the
sole investment  advisor to MACC and MorAmerica  Capital.  Under the Subadvisory
Agreement,  InvestAmerica  is retained to monitor and manage  portfolio  company investments in existence as of the date of the Subadvisory Agreement,  including
exits,   preparation   of   valuations,   follow-on   investment   analysis  and
recommendations  and other  portfolio  management  matters.  InvestAmerica  also
currently   provides   certain   accounting  and  financial   services  for  the
Corporation.   These  two  agreements  and  an  additional

                                 Page 23 of 25

investment  advisory  agreement  with  Atlas  for MACC were  approved  by MACC's shareholders in February, 2004.

         As  previously  disclosed,  most  recently in MACC's Form 10-K filed on
January  13,  2005,  while SBA has  previously  notified  MorAmerica  Capital in writing  that  four of the five  principals  of Atlas  have  SBA's  approval  as managers of MorAmerica Capital, SBA notified MorAmerica Capital in late December that SBA will not grant  approval of Atlas as  investment  advisor of MorAmerica
Capital. Atlas and MorAmerica Capital have subsequently met with SBA and SBA has indicated  it would  approve  the  reinstatement  of  InvestAmerica  as the sole investment advisor to MorAmerica  Capital.  MorAmerica Capital has submitted the form of investment  advisory agreement  previously in place for Atlas to SBA for approval,  with InvestAmerica as the advisor. If SBA approves this form, the new
MorAmerica  Capital  agreement  will be  submitted  to MACC's  shareholders  for approval at the upcoming annual  meeting.  MACC  anticipates  holding the annual meeting as soon as practical following SBA's approval of the new contract.

Item 6.   Exhibits

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

                  31.1     Section 302 Certification of Kent I. Madsen (CEO)

                  31.2     Section 302 Certification of David R. Schroder (CFO)

                  32.1     Section 1350 Certification of Kent I. Madsen (CEO)

                  32.2     Section 1350 Certification of David R. Schroder (CFO)

         (b)      Reports on Form 8-K

          MACC  filed a  current  report  on Form 8-K on  December  3, 2003 with regard  to items  8.01 and  9.01  thereof  during  the  quarter  ended
          December 31, 2004.

                                 Page 24 of 25

                                   SIGNATURES

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MACC PRIVATE EQUITIES INC.

Date:       2/10/05                         By: /s/Kent I. Madsen
     --------------------------------          ----------------------------------
                                               Kent I. Madsen, President

Date:       2/10/05                         By:  /s/David R. Schroder
     --------------------------------          ----------------------------------
                                               David R. Schroder, Chief Financial
                                               Officer

EXHIBIT INDEX

Exhibit               Description                                          Page
-------               -----------                                          ----

  31.1        Section 302 Certification of Kent I. Madsen (CEO)             26

  31.2        Section 302 Certification of David R. Schroder (CFO)          28

  32.1        Section 1350 Certification of Kent I. Madsen (CEO)            30

  32.2        Section 1350 Certification of David R. Schroder (CFO)         32

                                  Page 25 of 25