Form 10-Q
period 2005-03-31
MACC PRIVATE EQUITIES INC
filed 2005-05-16
CIK 923808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2005
                              -------------------------------------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from           to
                                          ---------    ---------

                   Commission file number   0-24412
                                         --------------------

                           MACC Private Equities Inc.
                     -------------------------------------
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
                                   (Zip Code)

                                (319) 363-8249
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

            --------------------------------------------------------
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

        At April 30, 2005, the registrant had issued and  outstanding  2,329,255 shares of common stock.

                                  Page 1 of 34

                                      Index

PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements                                        Page

             Condensed Consolidated Balance
             Sheets (Unaudited) at March 31, 2005
             and September 30, 2004 ....................................   3

             Condensed Consolidated Statements of
             Operations (Unaudited)for the three months
             March 31, 2005 and March 31, 2004
             And the six months ended
             March 31, 2005 and March 31, 2004 .........................   4

             Condensed Consolidated Statements of
             Cash Flows (Unaudited) for the six months
             ended March 31, 2005 and March 31, 2004 ...................   5

             Notes to (Unaudited) Condensed Consolidated
             Financial Statements ......................................   6

             Schedule of Investments (Unaudited)
             at March 31, 2005 ........................................    9

   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results Of Operations .........   14

   Item 3.   Quantitative and Qualitative

             Certifications ..........................See Exhibits 31 and 32

PART 1 -- FINANCIAL INFORMATION

Item 1.   Financial Statements

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                 March 31,     September 30,
                                                                   2005             2004
                                                               -------------  --------------
Assets

Loans and investments in portfolio securities, at fair value:
  Unaffiliated companies (cost of $7,357,451 and $10,367,898)  $  5,056,628      7,352,409
  Affiliated companies (cost of $19,109,571and $19,100,024)      23,688,694     21,266,781
  Controlled companies (cost of $4,504,745 and $4,536,309)        4,936,495      4,598,894
Cash and cash equivalents                                         3,111,445      4,774,771
Interest receivable                                                 328,158        221,844
Other assets                                                        654,430        729,417
                                                               -------------  -------------
      Total assets                                             $ 37,775,850     38,944,116
                                                               =============  =============

Liabilities and net assets

Liabilities:
  Debentures payable                                           $ 25,790,000     25,790,000
  Litigation settlement payable                                      ---         1,713,174
  Note payable-related party                                        305,000        270,000
  Deferred incentive fees payable                                    16,557         18,353
  Accrued interest                                                  187,779        180,138
  Accounts payable and other liabilities                            243,370        234,230
                                                               -------------  -------------

      Total liabilities                                          26,542,706     28,205,895
                                                               -------------  -------------

Net assets:
  Common stock, $.01 par value per share;
      authorized 10,000,000 shares;
      issued and outstanding 2,329,255 shares                        23,293         23,293
  Additional paid-in-capital                                      8,499,801     11,501,075
  Unrealized appreciation (depreciation) on investments           2,710,050       (786,147)
                                                               -------------  -------------

      Total net assets                                           11,233,144     10,738,221
                                                               -------------  -------------

      Total liabilities and net assets                         $ 37,775,850     38,944,116
                                                               =============  =============

Net assets per share                                           $    4.82          4.61
                                                               =============  =============

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                      For the three   For the three   For the six    For the six
                                                      months ended    months ended    months ended   months ended
                                                        March 31,       March 31,       March 31,      March 31,
                                                          2005             2004           2005           2004
                                                     --------------   -------------   ------------   ------------

Investment income:
  Interest
    Unaffiliated companies                           $     73,194          122,878        123,294        251,458
    Affiliated companies                                  349,795          330,419        569,262        478,866
    Controlled companies                                   86,349           68,298        294,396        137,769
    Other                                                  16,532           15,571         35,516         24,367
  Dividends
    Unaffiliated companies                                  ---              ---            ---           78,204
    Affiliated companies                                   72,313          287,251        266,465        342,267
  Processing fees                                           ---              ---            7,700          ---
  Other                                                     1,795              500          2,795          3,500
                                                     -------------    -------------   ------------   ------------

       Total investment income                            599,978          824,917      1,299,428      1,316,431
                                                     -------------    -------------   ------------   ------------

Operating expenses:
   Interest expenses                                      521,686          531,714      1,042,754      1,063,428
   Management fees                                        239,955          259,264        484,394        519,798
     Incentive fees                                         ---             91,202          ---          514,314
     Professional fees                                    145,112          262,020        321,895        453,846
     Other                                                 78,260          116,914        160,882        184,999
                                                     -------------    -------------   ------------   ------------

         Total operating expenses before
            management fees waived                        985,013        1,261,114      2,009,925      2,736,385
         Management fees waived                           (52,225)         (34,292)       (52,225)       (87,092)
                                                     -------------    -------------   ------------   ------------

         Net operating expenses                           932,788        1,226,822      1,957,700      2,649,293

         Investment expense, net                         (332,810)        (401,905)      (658,272)    (1,332,862)
                                                     -------------    -------------   ------------   ------------

Realized and unrealized gain on investments
      and other assets:
  Net realized gain (loss) on investments:
       Unaffiliated companies                              38,326           11,179     (2,429,083)     2,249,611
    Affiliated companies                                    ---            669,431          ---          201,917
    Controlled companies                                    ---              ---            ---          539,250
  Net change in unrealized appreciation/depreciation
      on investments                                      514,421        1,365,962      3,496,197       (403,540)
  Net change in unrealized gain (loss)
      on other assets                                     110,740         (729,132)        86,081       (726,328)
                                                     -------------    -------------   ------------   ------------

  Net gain on investments                                 663,487        1,317,440      1,153,195      1,860,910
                                                     -------------    -------------   ------------   ------------

  Net change in net assets
      from operations                                $    330,677          915,535        494,923        528,048
                                                     =============    =============   ============   ============

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       For the six     For the six
                                                                       months ended    months ended
                                                                         March 31,       March 31,
                                                                           2005            2004
                                                                      --------------  --------------

Cash flows from operating activities:
  Increase in net assets from operations                              $     494,923         528,048
                                                                      --------------  --------------

  Adjustments to reconcile increase
       in net assets from operations to net cash
       (used in) provided by operating activities:
         Net realized and unrealized gain on investments                 (1,067,114)     (2,072,924)
         Net realized and unrealized (gain) loss on other assets            (86,081)        726,328
         Loss on litigation settlement                                   (1,713,174)          ---
         Proceeds from disposition of and payments on
           loans and investments in portfolio securities                  1,132,825       7,102,879
         Payments of incentive fees to investment advisor                     ---          (493,050)
         Purchases of loans and investments in
           portfolio securities                                            (416,883)       (481,934)
         Change in interest receivable                                     (257,201)       (153,703
         Change in other assets                                             197,598         703,007
         Change in accrued interest, deferred incentive fees payable,
              accounts payable and other liabilities                         16,781         (91,945)
                                                                      --------------  --------------

           Total adjustments                                             (2,193,249)      5,238,658
                                                                      --------------  --------------

              Net cash (used in) provided by operating activities        (1,698,326)      5,766,706
                                                                      --------------  --------------

Cash flows from financing activities:
         Proceeds from issuance of note payable-related party                35,000         200,000
                                                                      --------------  --------------

                Net cash provided by financing activities                    35,000         200,000
                                                                      --------------  --------------

                Net (decrease) increase in cash and cash equivalents     (1,663,326)      5,966,706

Cash and cash equivalents at beginning of period                          4,774,771         722,691
                                                                      --------------  --------------

Cash and cash equivalents at end of period                            $   3,111,445       6,689,397
                                                                      ==============  ==============

Supplemental disclosure of cash flow information -
  Cash paid during the period for interest                            $     975,429       1,011,490
                                                                      ==============  ==============

Supplemental disclosure of noncash investing and financing
  information -
  Assets received in exchange of securities                           $     150,886         476,074
                                                                      ==============  ==============

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

     Certain  reclassifications  have  been  made to prior  period  consolidated financial statements to conform to the March 31, 2005 presentation.

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

(3)  Litigation Settlement

     As discussed in Note 6 to the consolidated  financial  statements and notes thereto of MACC Private  Equities Inc. and its Subsidiary as of and for the year ended  September 30, 2004,  the Company  recorded the effects of an  arbitration settlement in its September 30, 2004  consolidated  financial  statements  which included the  recording of a  "Litigation  settlement  payable" in the amount of
$1,713,174.  On January 5, 2005,  the Company paid its portion of the settlement
($1,713,174) to satisfy its obligation.

(4)  Commitments and Contingencies

     As an SBIC,  MorAmerica  Capital is required to comply with the regulations of the SBA (the  "SBA  Regulations").  These  regulations  include  the  capital impairment rules, as defined by Regulation  107.1830 of the SBA Regulations.  As
of  March  31,  2005,  the  capital  of  MorAmerica   Capital  was  impaired  by
approximately  56.08%,  which  exceeded  the 50% maximum  impairment  percentage permitted  under the SBA  Regulations.  Accordingly,  the SBA  currently has the discretion not to extend additional  financing to MorAmerica Capital, as well as
the  right  to   declare  a  default   on   MorAmerica   Capital's   outstanding
SBA-guaranteed   debentures,   to  accelerate   MorAmerica   Capital's   payment
obligations  thereunder  and to  seek  appointment  of the SBA as  receiver  for
MorAmerica  Capital.  If the SBA  were  to  exercise  its  right  to  accelerate
MorAmerica  Capital's payment  obligations under the outstanding  SBA-guaranteed debentures,  MorAmerica  Capital may be required to liquidate some or all of its portfolio  investments.  Because  most  of its  portfolio  investments  are  not publicly traded, MorAmerica Capital may receive less than the carrying value for its portfolio investments in connection with such a forced sale. Therefore,  the exercise by the SBA of any of these rights could have a material  adverse effect on the financial  position,  results of  operations,  cash flow and liquidity of
MACC and  MorAmerica  Capital and raises  substantial  doubt about the Company's ability to continue as a going concern.

(5)  Financial Highlights

                                                      For the six     For the six
                                                      months ended    months ended
                                                        March 31,       March 31,
                                                          2005            2004
                                                      ------------    ------------

   Per Share Operating Performance
    (For a share of capital stock outstanding
      throughout the period (1):
      Net asset value, beginning of period            $      4.61            5.47
                                                      ------------    ------------

       Income from investment operations:
        Investment expense, net                             (0.28)          (0.57)

        Net realized and unrealized gain
         on investment transactions                          0.49            0.80
                                                      ------------    ------------
             Total from investment
               operations                                    0.21            0.23
                                                      ------------    ------------

      Net asset value, end of period                  $      4.82            5.70
                                                      ============    ============
      Closing market price                            $      2.55            3.00
                                                      ============    ============

                                                      For the six     For the six
                                                      months ended    months ended
                                                        March 31,       March 31,
                                                          2005            2004
                                                      ------------    ------------

   Total return
         Net asset value basis (1)                         4.61%           4.14
         Market price basis                               26.09%         (19.05)

   Net asset value, end of period
        (in thousands)                                  $ 11,233           13,274

   Ratio to average net assets:
      Investment (expense) income, net (1)                (6.35) %         (10.32)
      Operating and income tax expense (1)                18.87%          20.51

(1)  MACC's  investment  advisor agreed to a voluntary,  temporary  reduction in management  fees from  January  1,  2003  through  February  29,  2004.  In addition,  MACC's  investment  advisor  agreed  to  voluntarily  waive  any management  fees payable by MorAmerica  Capital for the months of March and
     April,  2005, in relation to SBA's  decision not to approve the  investment
     advisor  as  investment  advisor  of  MorAmerica  Capital.   Due  to  these
     agreements,  the investment advisor  voluntarily waived $52,225 and $87,092 of  management  fees for the six  months  ended  March  31,  2005 and 2004, respectively.  Excluding the effects of the waiver for the six months ended
     March 31, 2005 and 2004,  total return on a net assets value basis would be
     4.12% and 3.46%,  respectively;  the investment (expense) income, net ratio would be (6.87)% and (11.03)%,  respectively;  and the operating and income expense ratio would be 19.42% and 21.26%, respectively.

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

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2005

Manufacturing:

                                                                                        Percent of
Company                                     Security                                    Net assets         Value      Cost (d)
.................................................................................................................................
Architectural Art Manufacturing, Inc. (a)   12% debt security, due March 31, 2007 (c)               $    780,000       780,000
   Wichita, Kansas                          Warrant to purchase 11,143 common shares (c)                       1             1
      Manufacturer of industrial and        10% debt security, due March 31, 2007 (c)                    221,000       221,000
      commercial boilers and shower         121,457 common shares (c)                                     21,457       121,457
                                                                                                    ------------   -----------
      doors, frames and enclosures
                                                                                                       1,022,458     1,122,458
                                                                                                    ------------   -----------

Aviation Manufacturing Group, LLC (a)       14% debt security, due October 1, 2007                       616,000       616,000
   Yankton, South Dakota                    154,000 units preferred                                      154,000       154,000
      Manufacturer of flight critical       Membership interest                                               39            39
      parts for aircraft                                                                            ------------   -----------

                                                                                                         770,039       770,039
                                                                                                    ------------   -----------

Central Fiber Corporation                   12% debt security, due December 31, 2005                     350,000       350,000
   Wellsville, Kansas                       12% debt security, due December 31, 2005                      91,123        91,123
      Recycles and manufactures             Warrant to purchase 490.67 common shares (c)                 213,333            --
      cellulose fiber products                                                                      ------------   -----------

                                                                                                         654,456       441,123
                                                                                                    ------------   -----------

Detroit Tool Metal Products Co. (a)         14% debt security, due February 29, 2008                   1,128,793     1,128,793
   Lebanon, Missouri                        19,853.94 shares Series A preferred (c)                      195,231       195,231
     Metal stamping                                                                                 ------------   -----------

                                                                                                       1,324,024     1,324,024
                                                                                                    ------------   -----------

Handy Industries, LLC (a)                   12.5% debt security, due January 8, 2007                     890,222       890,222
   Marshalltown, Iowa                       167,171 units Class B preferred (c)                          167,171       167,171
      Manufacturer of lifts for             Membership interest                                          503,535         1,357
      motorcycles, trucks and                                                                       ------------    ----------
      industrial metal products
                                                                                                       1,560,928     1,058,750
                                                                                                    ------------    ----------

Hicklin Engineering, L.C. (a)               10% debt security, due June 30, 2007                         740,000       740,000
   Des Moines, Iowa                         Membership interest                                          527,127           127
      Manufacturer of auto and                                                                      ------------    ----------
      truck transmission and
      brake dynamometers                                                                               1,267,127       740,127
                                                                                                    ------------    ----------

Humane Manufacturing, LLC (b)               12% debt security, due January 31, 2005                      856,549       856,549
   Baraboo, Wisconsin                       12% promissory note, due December 31, 2004                   236,808       236,808
      Manufacturer of rubber mats for       Membership interest (c)                                      589,200       101,200
      anti-fatigue, agricultural, exercise                                                          ------------   -----------
      and roofing markets
                                                                                                       1,682,557     1,194,557
                                                                                                    ------------   -----------

Industrial Tooling & Fabrication, LLC (a)   10% debt security, due November 18, 2009                     166,226       166,226
   Fort Madison, Iowa                       12% debt security, due November 18, 2009                     343,267       343,267
      Metal stamping                                                                                ------------   -----------

                                                                                                         509,493       509,493
                                                                                                    ------------   -----------

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED...
MARCH 31, 2005

Manufacturing Continued:
                                                                                        Percent of
Company                                     Security                                    Net assets         Value      Cost (d)
.................................................................................................................................

Kwik-Way Products, Inc. (a)                 2% debt security, due January 31, 2008 (c)              $    267,254       267,254
   Marion, Iowa                             2% debt security, due January 31, 2008 (c)                   281,795       281,795
      Manufacturer of automobile            29,340 common shares (c)                                      28,714        92,910
      aftermarket engine and                38,008 common shares (c)                                     126,651       126,651
      brake repair machinery                                                                        ------------   -----------
                                                                                                         704,414       768,610
                                                                                                    ------------   -----------

Linton Truss Corporation                    542.8 common shares (c)                                           --            --
   Delray Beach, Florida                    400 shares Series 1 preferred (c)                            450,000        40,000
      Manufacturer of residential roof      Warrants to purchase common shares (c)                            15            15
      and floor truss systems                                                                       ------------   -----------

                                                                                                         450,015        40,015
                                                                                                    ------------   -----------

M.A. Gedney Company (a)                     536,003 shares preferred (c) v                               484,459     1,418,718
   Chaska, Minnesota                        Warrant to purchase 34, 223 preferred shares                      --            --
      Pickle processor                      10% debt security (c)                                         31,883        31,883
                                                                                                    ------------   -----------

                                                                                                         516,342     1,450,601
                                                                                                    ------------   -----------

Magnum Systems, Inc. (a)                    12% debt security, due July 31, 2006                         574,163       574,163
   Parsons, Kansas                          48,038 common shares (c)                                      48,038        48,038
      Manufacturer of industrial            292,800 shares preferred (c)                                 304,512       304,512
      bagging equipment                     Warrant to purchase 56,529 common shares (c)                 210,565           565
                                                                                                    ------------   -----------

                                                                                                       1,137,278       927,278
                                                                                                    ------------   -----------

Metal Tooling  Holdings, Inc. (a)           6,652.98 common shares                                       740,832       123,432
   Lebanon, Missouri                        1,234.19 common shares                                       120,909         3,309
      Metal stamping                                                                                ------------   -----------

                                                                                                         861,741       126,741
                                                                                                    ------------   -----------

Penn Wheeling Acquisition                   13% debt security, due March 10, 2007                      1,033,500     1,033,500
Company, LLC (a)                            62 units Class B membership interest (c)                     643,760        62,000
   Glen Dale, West Virginia                 35 units Class C membership interest (c)                     250,240        24,000
      Metal closure manufacturer                                                                    ------------   -----------

                                                                                                       1,927,500     1,119,500
                                                                                                    ------------   -----------

Pratt-Read Corporation (a)                  13,889 shares Series A Preferred                             750,000       750,000
   Bridgeport, Connecticut                  7,718 shares Series A preferred                              416,667       416,667
      Manufacturer of screwdriver shafts    13% debt security, due July 26, 2006                         277,800       277,800
      and handles and other hand tools      Warrants to purchase common shares (c)                            --            --
                                                                                                    ------------   -----------

                                                                                                       1,444,467     1,444,467
                                                                                                    ------------   -----------

Simoniz USA, Inc.                           12% debt security, due April 1, 2008                         445,092       445,092
   Bolton, Connecticut                                                                              ------------   -----------
      Producer of cleaning and wax
      products under both the Simoniz
      brand and private label brand names

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED...
MARCH 31, 2005

Manufacturing Continued:

                                                                                        Percent of
Company                                     Security                                    Net assets         Value      Cost (d)
.................................................................................................................................

Spectrum Products, LLC (b)                  13% debt security, due October 9, 2006                  $  1,077,650     1,077,650
   Missoula, Montana                        385,000 units Series A preferred                             385,000       385,000
      Manufacturer of equipment for         Membership interest                                              351           351
      the swimming pool industry                                                                    ------------   -----------
                                                                                                       1,463,001     1,463,001
                                                                                                    ------------   -----------

         Total manufacturing                                                             157.93%     17,740,932    14,945,876
                                                                                        ========    ------------   -----------

Service:

Concentrix Corporation (a)                  3,758,750 shares Series A preferred (c)                    1,127,625     2,255,250
   Pittsford, New York                      130,539 shares Series C preferred (c)                        104,431       104,431
      Provides marketing outsourcing        328,485 shares Series D preferred (c)                        262,788       262,788
      solutions including                                                                           ------------   -----------
      telemarketing, fulfillment
      and web communications                                                                           1,494,844     2,622,469
                                                                                                    ------------   -----------

Direct Mail Holding, LLC (a)                Membership interest                                        4,800,000       476,366
   Mt. Pleasant, Iowa                                                                               ------------   -----------
   Provider of turnkey services
   for non-profit fund raising

FreightPro, Inc.                            17.50% debt security, due February 21, 2007 (c)              131,250       262,500
   Overland Park, Kansas                    17.50% debt security, due February 15, 2007 (c)               43,750        87,500
      Internet based outsource              Warrant to purchase 366,177.80 common shares (c)                   2             2
      provider of freight logistics                                                                 ------------   -----------

                                                                                                         175,002       350,002
                                                                                                    ------------   -----------

JHT Holdings, Inc.                          1,238 shares Class A common (c)                              390,011       975,025
   Joplin, Missouri                                                                                 ------------   -----------
      Provider of truck drive-away,
      internet based auction and
      related services to the
      commercial truck industry

Lee Mathews Equipment, Inc.                 12% debt security, due March 10, 2005                        500,000       500,000
   Kansas City, Missouri                    Warrant to purchase 153,654 common shares (c)                     30            30
      Distributor of industrial             12% debt security, due March 10, 2005                         60,606        60,606
      pump systems                                                                                  ------------   -----------

                                                                                                         560,636       560,636
                                                                                                    ------------   -----------

Monitronics International, Inc.             73,214 common shares (c)                                     183,035        54,702
   Dallas, Texas                                                                                    ------------   -----------
      Provides home security
      systems monitoring services

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED...
MARCH 31, 2005

Service Continued:

                                                                                        Percent of
Company                                     Security                                    Net assets         Value      Cost (d)
.................................................................................................................................

Morgan Ohare, Inc. (b)                      0% debt security, due January 1, 2007 (c)               $  1,068,750     1,125,000
   Addison, Illinois                        10% debt security, due January 1, 2007                       375,000       375,000
      Fastener plating and heat treating    57 common shares (c)                                               1             1
                                            10% debt security, due January 1, 2007                        68,750        68,750
                                            10% debt security, due January 1, 2007                       206,250       206,250
                                            10% debt security, due January 1, 2007                        51,562        51,562
                                            10% debt security, due January 1, 2007                        20,625        20,625
                                                                                                    ------------   -----------

                                                                                                       1,790,938     1,847,188
                                                                                                    ------------   -----------

Organized Living, Inc.                      545,204 shares Series A preferred (c)                             --       543,227
   Westerville, Ohio                        215,593 shares Series B preferred (c)                             --       247,933
      Retail specialty stores for storage   174,964.5714 shares Series C preferred (c)                        --       233,041
      and organizational products           138,889 shares Series D preferred (c)                             --       250,001
                                            800,000 shares Series F preferred (c)                        200,000       200,000
                                                                                                    ------------   -----------

                                                                                                         200,000     1,474,202
                                                                                                    ------------   -----------

SMWC Acquisition Co., Inc. (a)              10% debt security, due on demand                             102,605       102,605
   Kansas City, Missouri                    13% debt security due May 19, 2007                           110,000       110,000
      Steel warehouse distribution          1,320 shares common (c)                                      387,140        42,900
      and processing                        Warrant to purchase 2,200 common shares (c)                       --            --
                                            176,550 shares Series A preferred (c)                        353,100       353,100
                                                                                                   -------------   -----------

                                                                                                         952,845       608,605
                                                                                                   -------------   -----------

Warren Family Funeral Homes, Inc.           12% debt security, due June 29, 2006                         144,375       144,375
   Topeka, Kansas                           Warrant to purchase 346.5 common shares (c)                       12            12
      Provider of value priced funeral                                                             -------------   -----------
      services
                                                                                                         144,387       144,387

                  Total service                                                           95.18%      10,691,698     9,113,582
                                                                                        ========   -------------   -----------

Technology and Communications:

Feed Management Systems, Inc. (a)           540,551 common shares (c)                                   682,337     1,327,186
   Brooklyn Center, Minnesota               674,309 shares Series A preferred (c)                       674,309       674,309
      Batch feed software and systems       12% debt security, due May 20, 2008                          74,000        74,000
      and B2B internet services             12% debt security, due August 21, 2008                       74,000        74,000
                                            Warrants to purchase 166,500 Series A preferred (c)              --            --
                                                                                                   ------------   -----------

                                                                                                      1,504,646     2,149,495
                                                                                                   ------------   -----------

MainStream Data, Inc. (a)                   322,763 shares Series A preferred (c)                       200,049       200,049
   Salt Lake City, Utah                                                                            ------------   -----------
      Content delivery solutions provider

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED...
MARCH 31, 2005

Technology and Communications Continued:

                                                                                        Percent of
Company                                     Security                                    Net assets         Value      Cost (d)
.................................................................................................................................

Miles Media Group, Inc. (a)                 1,000 common shares (c)                                      440,000       440,000
   Sarasota, Florida                        100 common options (c)                                            --            --
      Tourist magazine publisher            12% debt security, due September 24, 2007 (c)                374,925       374,925
                                            150 shares Series A preferred (c)                            375,000       375,000
                                            12% debt security, due September 24, 2007 (c)                124,992       124,992
                                            50 shares Series A preferred (c)                             125,000       125,000
                                            12% debt security, due June 30, 2008 (c)                     250,000       250,000
                                            Warrants to purchase 1,423 shares common (c)                     583           583
                                                                                                   -------------   -----------

                                                                                                       1,690,500     1,690,500
                                                                                                   -------------   -----------

Phonex Broadband Corporation                1,855,302 shares Series A preferred (c)                      288,750     1,155,000
   Midvale, Utah                                                                                   -------------   -----------
      Power line communications

Portrait Displays, Inc.                     12% debt security, due April 1, 2005                          14,763        14,763
   Pleasanton, California                   8% debt security, due April 1, 2009 (c)                       81,758       100,001
      Designs and markets pivot enabling    8% debt security, due April 1, 2012 (c)                      616,221       750,001
      software for LCD computer monitors    Warrant to purchase 39,400 common shares (c)                      --            --
                                                                                                   -------------   -----------

                                                                                                         712,742       864,765
                                                                                                   -------------   -----------

SnapNames.com, Inc.                         10% debt security, due March 15, 2007                        852,500       852,500
   Portland, Oregon                         Warrant to purchase 465,000 common shares (c)                     --            --
      Domain name management                                                                       -------------   -----------

                                                                                                         852,500       852,500
                                                                                                   -------------   -----------

         Total technology and communications                                              46.73%       5,249,187     6,912,309
                                                                                        ========    ------------   -----------

                                                                                                    $ 33,681,817    30,971,767
                                                                                                    ============   ===========

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

Second Quarter Ended March 31, 2005 Compared to Second Quarter Ended March 31, 2004

                                                        For the three months
                                                          ended March 31,
                                                      ------------------------
                                                          2005          2004           Change
                                                      -------------------------    --------------

Total investment income                               $  599,978       824,917        (224,939)
Net operating expenses                                  (932,788)   (1,226,822)        294,034
                                                      -----------   -----------      ----------
Investment expense, net                                 (332,810)     (401,905)         69,095
                                                      -----------   -----------      ----------

Net realized gain on investments                          38,326       680,610        (642,284)
Net change in unrealized appreciation/
         depreciation on investments                     514,421     1,365,962        (851,541)
Net change in unrealized gain (loss) on other assets     110,740      (729,132)        839,872
                                                      -----------   -----------      ----------
Net gain on investments                                  663,487     1,317,440        (653,953)
                                                      -----------   -----------      ----------
Net change in net assets from operations              $  330,677       915,535        (584,858)
                                                      ===========   ===========      ==========
Net asset value:
         Beginning of period                           $  4.68          5.31
                                                      ===========   ===========
         End of period                                 $  4.82          5.70
                                                      ===========   ===========

Total Investment Income

     During  the  current  year  second  quarter,  total  investment  income was
$599,978,  a decrease  of  $224,939,  or 27%,  from total  investment  income of
$824,917 for the prior year second  quarter.  In the current year second quarter as compared to the prior year second quarter, interest income decreased $11,296, or 2%, dividend income  decreased  $214,938,  or 75%, and other income increased
$1,295,  or 259%. The decrease in interest income is the net result of decreases in  interest  income  on  debt  portfolio  securities  issued  by two  portfolio companies  which are on non-accrual of interest status and the repayment of debt portfolio  securities  issued by two  portfolio  companies  in the current  year second  quarter,  partially  offset  by  increases  in  interest  income on debt portfolio  securities issued by two portfolio  companies that were previously on non-accrual of interest status,  interest  received on one follow-on  investment made  during the  current  year and the  conversion  of interest to stock in one portfolio  company which was on non-accrual of interest status in the prior year second  quarter.  In the current  year second  quarter and the prior year second quarter,  MACC received dividends on five existing portfolio  companies,  two of which were distributions from limited liability companies.  The dividends in the prior year second  quarter were larger than in the current year second  quarter.
The  increase in other  income is due to the receipt of more board fees from one portfolio company in the current year second quarter.

Net Operating Expenses

     Net  operating  expenses  for the second  quarter of the current  year were
$932,788, a decrease of $294,034,  or 24%, as compared to net operating expenses for the prior year second  quarter of  $1,226,822.  Interest  expense  decreased
$10,028,  or 2%, in the current year second  quarter due to the repayment in the fourth  quarter of fiscal year 2004 of $2,150,000  of borrowings  from the Small
Business  Administration.  Management fees (after  management fees waived in the current  year  second  quarter  and the prior  year  second  quarter)  decreased
$37,242,  or 17%, in the  current  year  second  quarter due to the  decrease in assets  under  management  and more  management  fees waived in the current year second quarter.  Management fees as a percentage of assets under  management are expected  to be lower in  future  periods  due to a change  in the  terms of the investment advisory  relationships of MACC and MorAmerica Capital.  Professional fees decreased  $116,908,  or 45%, in the current year second quarter  primarily due to a decrease in legal expenses from the arbitration  proceedings related to the sale of a former portfolio company.  Other expenses  decreased  $38,654,  or
33%,  in the current  year  second  quarter as compared to the prior year second quarter, mainly due to the postponement of the 2005 Annual Shareholders Meeting.

Investment Expense, Net

     For the current year second quarter,  MACC recorded investment expense, net of $332,810, as compared to investment expense, net of $401,905 during the prior year second quarter.

Net Realized (Loss) Gain on Investments

     During the current year second quarter,  MACC recorded net realized gain on investments  of $38,326,  as compared with net realized gain on  investments  of
$680,610  during the prior year  second  quarter.  In the  current  year  second quarter,  MACC  realized a

gain of $38,326  from the reversal of incentive  fees which were  deferred  fees that will not be paid.  Management  does not  attempt to  maintain a  comparable level of realized  gains  quarter to quarter  but  instead  attempts to maximize
total  investment   portfolio   appreciation  through  realizing  gains  in  the
disposition  of securities  and investing in new portfolio  investments.  MACC's investment  advisor is entitled to be paid an incentive  fee which is calculated as a percentage of the excess of MACC's  realized gains in a particular  period, over the sum of net realized losses and unrealized  depreciation during the same period.  As a  result,  the  timing  of  realized  gains,  realized  losses  and unrealized  depreciation  can have an effect on the amount of the  incentive fee payable to the investment advisor.

Net Change in  Unrealized  Appreciation/Depreciation  of  Investments  and Other
Assets

     MACC  recorded  net  change  in  unrealized   appreciation/depreciation  on
investments of $514,421 during the current year second  quarter,  as compared to
$1,365,962  during the prior year second quarter.  This net change in unrealized appreciation/depreciation  on  investments  of  $514,421  is the net  effect  of increases in fair value of four  portfolio  companies  totaling  $1,644,801  and decreases in fair value of three portfolio companies totaling $1,130,380.

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

     Net  change in  unrealized  gain on other  assets of  $110,740  during  the current year second quarter was recorded with respect to other  securities which are classified as other assets,  as compared to a net change in unrealized  loss on other assets of ($729,132) during the prior year second quarter.

Net Change in Net Assets from Operations

     MACC  experienced  an  increase of $494,923 in net assets at the end of the second  quarter of fiscal year 2005, and the resulting net asset value per share was $4.82 as of March 31, 2005,  as compared to $4.61 as of September  30, 2004.
Although general economic  conditions  continue to have an adverse impact on the operating  results  and  financial  condition  of a number of  MACC's  portfolio companies,  the majority of MACC's thirty-one portfolio companies continue to be valued at cost or above. MACC has nine portfolio investments valued at cost, has recorded  unrealized  appreciation  on  eleven  portfolio  investments  and  has recorded unrealized depreciation on eleven portfolio investments.

     MACC has projected no new investments and no new borrowings  under the SBIC leverage  program  in the  fiscal  year  2005  budget.  Recent  years  have been difficult years for the venture capital industry. With the recent improvement in the economy,  MACC's overall portfolio is showing signs of increasing  strength.
The overall  activity in the  investment

banking  market has improved and MACC  expects to exit  several  investments  in
2005. If the economy continues to improve, management believes MACC's investment portfolio  will  benefit  from  improved  operating  performance  at a number of portfolio companies and from a more robust market for corporate acquisitions and investments.

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

                                                         For the six months
                                                           ended March 31,
                                                      -------------------------
                                                        2005           2004            Change
                                                      -------------------------    --------------

Total investment income                               $ 1,299,428    1,316,431          (17,003)
Net operating expenses                                 (1,957,700)  (2,649,293)         691,593
                                                      ------------  -----------     ------------
Investment expense, net                                  (658,272)  (1,332,862)         674,590
                                                      ------------  -----------     ------------

Net realized (loss) gain on investments                (2,429,083)   2,990,778       (5,419,861)
Net change in unrealized appreciation/
     depreciation on investments                        3,496,197     (403,540)       3,899,737
Net change in unrealized gain (loss) on other assets       86,081     (726,328)         812,409
                                                      ------------  -----------     ------------
Net gain on investments                                 1,153,195    1,860,910         (707,715)
                                                      ------------  -----------     ------------
Net change in net assets from operations              $   494,923      528,048          (33,125)
                                                      ============  ===========     ============
Net asset value:
         Beginning of period                           $   4.61         5.47
                                                      ============  ===========
         End of period                                 $   4.82         5.70
                                                     =============  ===========

Total Investment Income

     During the current  year  six-month  period,  total  investment  income was
$1,299,428,  a decrease  of  $17,003,  or 1%,  from total  investment  income of
$1,316,431  for the prior year six- month period.  In the current year six-month period as compared to the prior year six-month period, interest income increased
$130,008,  or 15%, dividend income decreased  $154,006,  or 37%, processing fees increased $7,700, or 100%, and other income decreased $705, or 20%. The increase in interest  income is the net result of  increases  in interest  income on debt portfolio  securities issued by two portfolio  companies that were previously on non-accrual of interest status,  interest  received on one follow-on  investment made during the current year six month  period,  the  conversion  of interest to stock in one portfolio  company which was on non-accrual  of interest  status in the prior year six-month period and on one portfolio company which was placed on non-accrual  of  interest  status in the prior  year  six-month  period of which accrued  interest  was reserved  from the prior  fiscal year  period,  partially offset by decreases in interest  income on debt portfolio  securities  issued by two portfolio  companies  which are on  non-accrual  of interest  status and the repayment of debt portfolio  securities issued by two portfolio companies in the current year  six-month  period.  In the current  year  six-month  period,  MACC received  dividends on six  existing  portfolio  companies,  three of which were distributions from a limited liability companies, as compared to dividend income received  in the prior  year  six-month  period  from seven  existing  portfolio companies,  four of which were distributions  from limited liability  companies.
Processing fees increased due to fees received on the follow-on  investment made in the current  year  six-month  period,  compared to no new  portfolio  company investments in which MACC received a processing fee at closing in the prior year six-month period.

Net Operating Expenses

     Net operating  expenses for the  six-month  period of the current year were
$1,957,700,  a decrease  of  $691,593,  or 26%,  as  compared  to net  operating expenses for the prior year  six-month  period of $2,649,293.  Interest  expense decreased  $20,674,  or 2%, in the  current  year  six-month  period  due to the repayment in the fourth  quarter of fiscal year 2004 of $2,150,000 of borrowings from the Small Business  Administration.  Management fees (after management fees waived in the current year six-month period and the prior year six-month period)
decreased $537, or .1%, in the current year six-month period due to the decrease in assets under  management.  Management  fees as a  percentage  of assets under management  are  expected  to be lower in future  periods due to a change in the terms of the investment  advisory  relationships of MACC and MorAmerica Capital.
Professional  fees  decreased  $131,951,  or 29%, in the current year  six-month period  primarily  due  a  decrease  in  legal  expenses  from  the  arbitration proceedings  related to the sale of a former portfolio  company.  Other expenses decreased  $24,117,  or 13%, in the current year six-month period as compared to the prior  year  six-month  period  mainly due to the  postponement  of the 2005
Annual Shareholders Meeting.

Investment Expense, Net

     For the current year six-month period,  MACC recorded  investment  expense, net of $658,272, as compared to investment expense, net of $1,332,862 during the prior year six-month period.

Net Realized (Loss) Gain on Investments

     During the current year six-month  period,  MACC recorded net realized loss on investments of $2,429,083,  as compared with net realized gain on investments of  $2,990,728  during the prior year  six-month  period.  In the  current  year six-month period, MACC realized a gain of $38,326 from the reversal of incentive fees which were deferred fees that will not be paid, a loss of $635,251 from the sale of one portfolio company and $1,832,158 from the write-off of one portfolio company of which $1,832,071 was previously recorded as unrealized  depreciation.
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

Net Change in  Unrealized  Appreciation/Depreciation  of  Investments  and Other
Assets

     MACC  recorded  net  change  in  unrealized   appreciation/depreciation  on
investments of $3,496,197  during the current year six-month period, as compared to  ($403,540)  during  the prior  year  six-month  period.  This net  change in unrealized  appreciation/depreciation  on  investments  of $3,496,197 is the net effect  of  increases  in fair  value  of  seven  portfolio  companies  totaling
$3,302,111,  decreases  in  fair  value  of  six  portfolio  companies  totaling
$2,237,984,  and the reversal of $2,432,070 of  depreciation  resulting from the sale of one portfolio investment and the write-off of one portfolio investment.

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

     Net change in unrealized gain on other assets of $86,081 during the current year six-month  period was recorded with respect to other  securities  which are classified  as other assets,  as compared to a net change in unrealized  loss on other assets of ($726,328) during the prior year six-month period.

              Financial Condition, Liquidity and Capital Resources

     To date,  MACC has  relied  upon  several  sources  to fund its  investment activities,  including  MACC's  cash and  money  market  accounts  and the Small
Business  Investment  Company  ("SBIC")  leverage  program operated by the Small
Business Administration (the "SBA").

     As an SBIC,  MorAmerica  Capital is required to comply with the regulations of the SBA (the  "SBA  Regulations").  These  regulations  include  the  capital impairment rules, as defined by Regulation  107.1830 of the SBA Regulations.  As
of  March  31,  2005,  the  capital  of  MorAmerica   Capital  was  impaired  by
approximately  56.08%,  which  exceeded  the 50% maximum  impairment  percentage permitted  under  SBA  Regulations.  Accordingly,  the  SBA  currently  has  the discretion not to extend additional  financing to MorAmerica Capital, as well as
the  right  to   declare  a  default   on   MorAmerica   Capital's   outstanding
SBA-guaranteed   debentures,   to  accelerate   MorAmerica   Capital's   payment
obligations  thereunder  and to  seek  appointment  of the SBA as  receiver  for
MorAmerica Capital.  The exercise by the SBA of any of these rights could have a material adverse effect on the financial position,  results of operations,  cash flow and liquidity of MACC and MorAmerica  Capital.  If the SBA were to exercise its right to  accelerate  MorAmerica  Capital's  payment  obligations  under the outstanding  SBA-guaranteed  debentures,  MorAmerica  Capital may be required to liquidate  some  or  all of  its  portfolio  investments.  Because  most  of its portfolio  investments are not publicly traded,  MorAmerica  Capital may receive less than the carrying value for its portfolio  investments  in connection  with such a forced  sale.  Therefore,  the exercise by the SBA of any of these rights could have a  material  adverse  effect on the  financial  position,  results of operations,  cash flow and liquidity of MACC and  MorAmerica  Capital and raises substantial  doubt about the Company's  ability to continue as a going  concern.
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

     As of March 31, 2005, MACC's cash and cash equivalents  totaled $3,111,445.
MACC  has  commitments  for  an  additional  $3,500,000  and  $6,500,000  in SBA guaranteed  debentures,  which expire on September  30, 2005 and  September  30,
2007,   respectively.   In  connection   with  the   settlement  of  arbitration
proceedings,  the SBA,  MorAmerica Capital and three other SBICs entered into an agreement which obligates MorAmerica Capital and each of the other SBICs jointly and severally, to pay up to $7,500,000 of the SBA's losses, if any, with respect to the outstanding  SBA-guaranteed debentures of such SBICs. As a result of this agreement and MorAmerica Capital's capital impairment described above, MACC does not believe that MorAmerica Capital will have access to the SBIC capital program for the foreseeable future. Nevertheless,  if SBA does not accelerate MorAmerica
Capital's  obligations  under  its  outstanding  SBA-guaranteed  debentures  and subject to the other risks and  uncertainties  described  in this report on Form
10-Q,  MACC  believes  that its  existing  cash and cash  equivalents  and other anticipated cash flows will provide  adequate funds for MACC's  anticipated cash requirements  during the current  fiscal year,  including  portfolio  investment activities,  interest  payments on outstanding  debentures,  and  administrative expenses.  MACC's  investment  objective  is to  invest  $885,000  in  follow-on investments  during the current fiscal year, subject to further adjustment based upon current economic and operating conditions.

     Debentures  payable are  composed of  $25,790,000  in  principal  amount of
SBA-guaranteed debentures issued by MACC's subsidiary, MorAmerica Capital, which mature as follows:  $1,000,000  in fiscal year 2007,  $2,500,000  in fiscal year
2009,  $9,000,000  in fiscal  year 2010,  $5,835,000  in fiscal  year 2011,  and
$7,455,000  in fiscal year 2012.  As noted above,  due to  MorAmerica  Capital's capital  impairment,  SBA  currently  has the ability to  accelerate  MorAmerica
Capital's obligations under the SBA-guaranteed debentures. MACC anticipates that
MorAmerica  Capital will not be able to refinance these  debentures  through the
SBIC capital program when they mature. The following table shows our significant contractual  obligations  for  the  repayment  of  debt  and  other  contractual obligations as of March 31, 2005:

                                             Payments due by period
                                  ---------------------------------------------

Contractual Obligations
                                   Less than                           More than
                         Total     1 Year      1-3 Years   3-5 Years   5 Years
                     ------------  ---------   ---------   ---------   ----------

SBA Debentures       $ 25,790,000     ---         ---      5,000,000   20,790,000

Loan Agreement¹      $    305,000   305,000       ---         ---         ---

     MACC currently  anticipates that it will rely primarily on its current cash and cash  equivalents  and its cash flows from operations to fund its investment activities  and other  cash
--------------------------------
¹ During  the second  quarter of fiscal  year  2004,  MACC  entered  into a loan agreement with one of its directors, Geoffrey T. Woolley, providing for advances of up to $400,000 on a revolving  credit basis  through  Febrary 28,  2005.  The outstanding  principal  amount  of the loan as of March 1,  2005 will be due and payable  in  four  equal  installments  on the  first  day of  June,  September,
December,  and March,  commencing June 1, 2005 and concluding March 1, 2006. The payment  obligations  in the  table set  forth  above  are  based on the  amount outstanding  under the loan  agreement as of March 31, 2005.  The entire  unpaid amount of the loan is  convertible  into  shares of MACC's  common  stock at the option of the lender.

requirements during fiscal year 2005. Although management believes these sources will provide  sufficient funds for MACC to meet its fiscal 2005 investment level objective and other  anticipated cash  requirements,  there can be no assurances that MACC's cash flows from operations will be as projected, or that MACC's cash requirements will be as projected.

                               Portfolio Activity

     MACC's primary  business is investing in and lending to businesses  through investments in subordinated  debt (generally with detachable  equity  warrants), preferred  stock and common stock.  The total  portfolio value of investments in publicly and  non-publicly  traded  securities was $33,681,817 at March 31, 2005 and  $33,218,084 at September 30, 2004.  During the three months ended March 31,
2005, MACC invested $31,883 in a follow-on  investment in one existing portfolio company.  Management views investment objectives for any given year as secondary in importance to MACC's overriding  concern of investing in only those portfolio companies which satisfy MACC's investment criteria.  MACC's investment objective for fiscal year 2005 is that it may invest  $885,000 in  follow-on  investments,
subject  to  further   adjustment   based  on  current  economic  and  operating
conditions.

     MACC frequently  co-invests  with other funds managed by MACC's  investment advisor.  When it makes any co-investment with these related funds, MACC follows certain  procedures  consistent  with  orders  of the  Securities  and  Exchange
Commission for related party  co-investments to reduce or eliminate  conflict of interest issues. Of the $31,883 invested during the current year second quarter, no funds  represented  co-investments  with funds  managed by MACC's  investment advisor.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     MACC is exposed to market risk from changes in market  interest  rates that affect the fair value of MorAmerica  Capital's  debentures payable determined in accordance with Statement of Financial Accounting Standards No. 107, Disclosures
About  Fair  Value  of  Financial  Instruments.  The  estimated  fair  value  of
MorAmerica  Capital's  outstanding  debentures  payable at March 31,  2005,  was
$27,782,000,  with a cost of  $25,790,000.  Fair value of  MorAmerica  Capital's outstanding  debentures  payable is calculated by discounting cash flows through estimated  maturity  using a SBA borrowing rate  currently  available  (5.89% at
March 31,  2005)  for debt of  similar  original  maturity.  None of  MorAmerica
Capital's  outstanding  debentures  payable are publicly traded.  Market risk is estimated as the potential  increase in fair value resulting from a hypothetical
0.5% decrease in interest rates. Actual results may differ.

             ------------------------------------------------------

                                 March 31, 2005

             ------------------------------------------------------

             Fair Value of Debentures Payable          $ 27,782,000

             Amount Above Cost                         $  1,992,000

             Additional Market Risk                    $    632,000
             ------------------------------------------------------

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

          As  previously  disclosed,   MorAmerica  Capital  is  a  defendant  in
     litigation  filed by BFS  Diversified  Products,  LLC in the Iowa  District
     Court of Polk County,  Iowa.  There have been no material  developments  in this litigation  since MACC filed its Quarterly Report on Form 10-Q for the three months ended December 31, 2004.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     There are no items to report.

Item 3.   Defaults Upon Senior Securities

     There are no items to report.

Item 4.   Submission of Matters to a Vote
          of Security Holders

     There are no items to report.

Item 5.  Other Information

          As most recently  disclosed by MACC in its Current  Report on Form 8-K filed with the  Commission on May 3, 2005, on April 29, 2005, the boards of directors (the "Boards") of MACC and of MorAmerica Capital  (together,  the
     "Companies") implemented several changes respecting the investment advisers to the Companies,  all of which were the result of recent directives of the
     U.S.  Small Business  Administration  (the "SBA").  Those changes  included accepting the resignation of Atlas  Management  Partners,  LLC ("Atlas") as
     the investment  adviser to the Companies,  approving new interim investment advisory  agreements  between the  Companies and  InvestAmerica  Investment
     Advisors,  Inc.  ("InvestAmerica"),  and  appointing  new  officers for the
     Companies.

          As previously  disclosed,  the SBA informed MorAmerica Capital that it would  not  approve  Atlas  as  MorAmerica  Capital's  investment  adviser.
     Accordingly,  MorAmerica  Capital's board of directors,  on April 29, 2005, approved a new interim  investment  advisory  agreement between  MorAmerica
     Capital and  InvestAmerica,  which contains terms consistent with the SBA's directives, and approved the termination of MorAmerica Capital's investment advisory  agreement with Atlas. While the SBA did not formally approve such interim investment  advisory agreement in time for the April 29, 2005 board meeting, the interim agreement does address the issues raised by the SBA to date.  Additionally,  as substantially  all of the Companies'  consolidated assets are in MorAmerica Capital,  MACC's board of directors also agreed to terminate MACC's investment  advisory  agreement with Atlas and approved an interim investment advisory agreement between MACC and InvestAmerica, which has terms similar to the MorAmerica  Capital  interim  investment  advisory agreement.  InvestAmerica  had  served as sole  investment  advisor  to the
     Companies from 1995 through  February 28, 2004, and has been  subadvisor to the  Companies  since  March 1,

     2004. Also in connection with the SBA's decision not to approve Atlas as an investment  advisor  for  MorAmerica  Capital,  Atlas  agreed  to waive any management  fees payable by MorAmerica  Capital for the months of March and
     April 2005.

          The Boards have approved the interim  investment  advisory  agreements between the Companies and InvestAmerica  pursuant to applicable rules under the Investment Company Act of 1940 permitting interim agreements  following termination of an investment advisor. The interim agreements  automatically expire and will be replaced with new investment  advisory  agreements  upon shareholder approval at the 2005 Annual Shareholders Meeting,  scheduled to be held on July 19, 2005.

          Both the interim  investment  advisory  agreements  and their intended replacements  upon  shareholder  approval  contain  terms which  reduce the advisory  fees  payable to  InvestAmerica,  as compared to the fees paid to
     Atlas under the prior agreements.  MACC paid Atlas a management fee of 2.5%
     of assets  under  management  and an  incentive  fee of 20% of net  capital gains; MACC will pay  InvestAmerica  1.5% of assets under management and an incentive fee of 13.4% of net capital gains under the new  agreements  with
     InvestAmerica.  MorAmerica  Capital paid Atlas a management  fee of 2.5% of assets under  management  and an incentive fee of 20% of net capital gains;
     MorAmerica Capital will pay InvestAmerica a management fee of the lesser of
     1.5% of combined  capital or of assets under  management,  and an incentive fee of 13.4% of net capital gains under the new  agreements.  Further,  the payment by MorAmerica  Capital to  InvestAmerica of any incentive fees will be subordinated to MorAmerica Capital's repayment of all of its obligations to the SBA.  Finally,  all such agreements were approved subject to further comment by both the SBA or the Securities and Exchange Commission.

          Also at the April 29, 2005 meeting of the Boards, the Boards appointed the following  persons to serve as officers of the  Companies,  all of whom
     are  affiliated  with  InvestAmerica:   David  R.  Schroder  was  appointed
     President  and  Secretary,  Robert A. Comey was  appointed  Executive  Vice
     President, Chief Financial Officer, Chief Compliance Officer, Treasurer and
     Assistant Secretary,  Kevin F. Mullane was appointed Senior Vice President,
     Michael H.  Reynoldson was appointed Vice  President,  and Marilyn M. Benge was appointed Assistant Secretary.

Item 6.   Exhibits

     (a)  Exhibits

     The following exhibits are filed with this quarterly report on Form
     1O-Q:

          31.1  Section 302 Certification of David R. Schroder (CEO)

          31.2  Section 302 Certification of Robert A. Comey (CFO)

          32.1  Section 1350 Certification of David R. Schroder (CEO)

          32.2  Section 1350 Certification of Robert A. Comey (CFO)

     (b)  Reports on Form 8-K

     MACC filed the  following  Current  Reports on Form 8-K during the  quarter ended March 31, 2005:

     MACC filed a Current Report on Form 8-K on January 7, 2005,  with regard to items 8.01 and 9.01 thereof.

     MACC filed a Current Report on Form 8-K on January 24, 2005, with regard to items 8.01 and 9.01 thereof.

     MACC filed a Current  Report on Form 8-K on February 22, 2005,  with regard to items 8.01 and 9.01 thereof.

                                   SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                             MACC PRIVATE EQUITIES INC.

Date:       5/12/05                 By:      /s/ David R. Schroder
     ------------------------          -----------------------------------------
                                       David R. Schroder, President

Date:       5/12/05                 By:      /s/ Robert A. Comey
     ------------------------          -----------------------------------------
                                       Robert A. Comey, Chief Financial Officer

EXHIBIT INDEX

  Exhibit         Description                                          Page
  -------         -----------                                        --------

   31.1      Section 302 Certification of David R. Schroder (CEO)       27

   31.2      Section 302 Certification of Robert A. Comey (CFO)         29

   32.1      Section 1350 Certification of David R. Schroder (CEO)      31

   32.2      Section 1350 Certification of Robert A. Comey (CFO)        33

