Form 10-K/A
period 2004-09-30
MACC PRIVATE EQUITIES INC
filed 2005-06-16
CIK 923808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-K/A
                               (Amendment No. 1)

[X]   ANNUAL  REPORT  PURSUANT TO SECTION 13 or 15(d) OF THE  SECURITIES  EXCHANGE
      ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                           Commission File No. 0-24412

                           MACC PRIVATE EQUITIES INC.
               (Exact Name of Registrant as specified in Charter)
           Delaware                                           42-1421406
 (State or Other Jurisdiction                              (I.R.S. Employer
       of Incorporation)                                   Identification No.

     101 Second Street SE, Ste. 800                              52401
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

The  aggregate   market  value  of  the   registrant's   common  stock  held  by
non-affiliates  of the  registrant  as of  March  31,  2005,  was  approximately
$3,188,708.70 based upon the closing price for shares of the registrant's common stock on that date.  As of March 31, 2005,  there were  2,329,255  shares of the registrant's common stock outstanding,  of which approximately  1,250,474 shares were held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the  registrant's  Annual Report to Stockholders  for the year ended
September 30, 2004, are  incorporated  by reference into Parts II and IV of this
Report.

EXPLANATORY NOTE

This Form  10-K/A is being  filed in  connection  with  changes  to the  audited financial  statements of the registrant for the fiscal year ended  September 30,
2004, which are included in the registrant's  2004 Annual Report to Shareholders
(the "2004 Annual  Report"),  filed with the  Commission  on January 13, 2005 as
Exhibit 13 to the registrant's Form 10-K for the fiscal year ended September 30,
2004.  This Form  10-K/A is also being filed to reflect  the  scheduling  of the registrant's 2005 Annual  Shareholders  Meeting, as described in the 2004 Annual
Report.  Lastly, this Form 10-K/A is being filed to correct certain clerical and typographical errors contained in the 2004 Annual Report.

The changes in this Form 10-K/A  resulting from the changes to the  registrant's fiscal year 2004 audited financial  statements include the following:

     o    Exhibit  13--2004  Annual  Report--Report  of  Independent  Registered
          Public  Accounting   Firm--We  have  included  the  accounting  firm's
          electronic signature following its report.

     o    Exhibit  13--2004  Annual  Report--Notes  to  Consolidated   Financial
          Statements--Note 7--We have changed footnote 3 to provide that "(3) As discussed in note 6, MACC settled the  litigation  suit related to the sale of a former portfolio  company.  The total cost of the settlement to MACC was $2,245,935 as of September 30, 2004, of which $968,672 was recorded as "net  operating  expenses" and  $1,277,263 was recorded as part of  "net  gain  on  investments."  Excluding  the  effect  of the settlement,  total  return on a net asset  basis  would be 1.87%,  the investment  (expense)  income,  net ratio would be  (15.29)%,  and the operating and income tax expense ratio would be 34.74% as of September
          30, 2004."

     o    Exhibit  13--2004  Annual  Report--Notes  to  Consolidated   Financial
          Statements--Note  7--We have  changed  footnote 4 to provide  that the availability  of the  registrant's  net  operating  and  capital  loss carryforwards  for federal tax purposes are available to offset future deferral taxable income through 2024.

The  changes  in  this  Form  10-K/A   resulting  from  the  scheduling  of  the
registrant's 2005 Annual Shareholders Meeting including the following:

     o    Exhibit  13--2004  Annual  Report--Shareholder   Information--We  have
          changed the information regarding our 2005 Annual Shareholders Meeting to provide  that the  meeting  will be held on July 19,  2005 at 10:00
          a.m.  Mountain  Standard Time, at the Little America Hotel,  500 South
          Main Street, Salt Lake City, Utah 84101.

The changes in this Form 10-K/A  correcting  clerical and  typographical  errors contained in the 2004 Annual Report include the following:

     o    Exhibit 13--2004 Annual  Report--Consolidated  Balance  Sheet--We have clarified in the entry below  "Liabilities and  Stockholders'  Equity"
          that the registrant has 10,000,000 shares authorized.

     o    Exhibit  13--2004  Annual  Report--Notes  to  Consolidated   Financial
          Statements--Note   7--We  have  corrected  a  typographical  error  in
          footnote 5(b).

     o    Exhibit  13--2004  Annual  Report--Notes  to  Consolidated   Financial
          Statements--Note   7--We  have  corrected  a  typographical  error  in
          footnote 5(c).

     o    Exhibit  13--2004  Annual  Report--Notes  to  Consolidated   Financial
          Statements--Note   7--We  have  corrected  a  typographical  error  in
          footnote 6.

This Form  10-K/A  only  amends  items 5, 6, 7, 7A and 8, and  Exhibit 13 to the
registrant's   Form  10-K  for  fiscal   year  2004  to  the  extent   that  the
above-described  changes have been made to the 2004 Annual Report. The remaining
Items in this Form 10-K/A  consist of all other Items  contained in the original filing.  These remaining Items are not amended hereby,  but are included for the convenience of the reader.  Except for the foregoing  changes to the 2004 Annual
Report,  the registrant's  Form 10-K continues to describe  conditions as of the date of the  filing  of Form  10-K,  and we have  not  updated  the  disclosures contained in Form 10-K to reflect events that occurred at a later date.

The registrant has filed three current  reports on From 8-K subsequent to filing its Form 10-K.

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
--------------------- -------------- ------------- ----------------------------------------------- -------------------

--------------------- -------------- ------------- ----------------------------------------------- -------------------
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
Shane Robison, 50     Director       Since         Mr.  Robison  has  served  as  Executive  Vice  None
                                     February,     President  and Chief  Strategy and  Technology
                                     2004          Officer  of   Hewlett-Packard   Company  since
                                                   2002.  Prior to this,  Mr.  Robison was Senior
                                                   Vice President and Chief Technology Officer of
--------------------- -------------- ------------- ----------------------------------------------- -------------------

--------------------- -------------- ------------- ----------------------------------------------- -------------------
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
------------------ -------------- ------------ --------------------------------------------------- -------------------

------------------ -------------- ------------ --------------------------------------------------- -------------------
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

(c)      Exhibits

         See (a)(3) above.

(d)      Financial Statement Schedules

         See (a)(1) and (a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 16, 2005.

                                         /s/ David R. Schroder
                                       --------------------------------------------
                                       David R. Schroder
                                       President and Secretary

                                        /s/ Robert A. Comey
                                       --------------------------------------------
                                       Robert A. Comey
                                       Chief Financial Officer and Treasurer