Form 10-Q
period 2005-06-30
MACC PRIVATE EQUITIES INC
filed 2005-08-15
CIK 923808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2005
                              ------------------------------------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to____________

        Commission file number   0-24412
                              ------------------------------------------

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
                                   (Zip Code)

                                 (319) 363-8249
             ------------------------------------------------------
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

          At June 30, 2005, the registrant had issued and outstanding  2,329,255 shares of common stock.

                                  Page 1 of 38

                                      Index

PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements                                           Page

            Condensed Consolidated Balance
            Sheets (Unaudited) at June 30, 2005
            and September 30, 2004 ........................................  3

            Condensed Consolidated Statements of
            Operations (Unaudited) for the three months
            June 30, 2005 and June 30, 2004
            And the nine months ended ended
            June 30, 2005 and June 30, 2004................................  4

            Condensed Consolidated Statements of
            Cash Flows (Unaudited) for the nine months
            ended June 30, 2005 and June 30, 2004..........................  5

            Notes to (Unaudited) Condensed Consolidated
            Financial Statements...........................................  6

            Consolidated Schedule of Investments (Unaudited)
            at June 30, 2005...............................................  9

  Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results Of Operations............... 14

  Item 3.   Quantitative and Qualitative

            Certifications..............................See Exhibits 31 and 32

PART 1 -- FINANCIAL INFORMATION

Item 1.   Financial Statements

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets

                                                                  June 30,      September 30,
                                                                    2005            2004
                                                                (Unaudited)
                                                               -------------   --------------
Assets

Loans and investments in portfolio securities, at fair value:
  Unaffiliated companies (cost of $7,112,366 and $10,367,898)  $  4,611,543       7,352,409
  Affiliated companies (cost of $17,864,956 and $19,100,024)     24,183,965      21,266,781
  Controlled companies (cost of $4,473,183 and $4,536,309)        5,016,933       4,598,894
Cash and cash equivalents                                         4,866,059       4,774,771
Interest receivable                                                 353,250         221,844
Other assets                                                        501,112         729,417
                                                               ------------     -----------

         Total assets                                          $ 39,532,862      38,944,116
                                                               ============     ===========

Liabilities and net assets

Liabilities:
  Debentures payable                                           $ 24,790,000      25,790,000
  Litigation settlement payable                                      ---          1,713,174
  Note payable-related party                                        305,000         270,000
  Deferred incentive fees payable                                    ---             18,353
  Accrued interest                                                  633,876         180,138
  Accounts payable and other liabilities                            279,537         234,230
                                                               ------------     -----------

         Total liabilities                                       26,008,413      28,205,895
                                                               ------------     -----------

Net assets:
  Common stock, $.01 par value per share;
     authorized 10,000,000 shares;
     issued and outstanding 2,329,255 shares                         23,293          23,293
  Additional paid-in-capital                                      9,139,219      11,501,075
  Unrealized appreciation (depreciation) on investments           4,361,937        (786,147)
                                                               ------------     ------------

         Total net assets                                        13,524,449      10,738,221
                                                               ------------     -----------

         Total liabilities and net assets                      $ 39,532,862      38,944,116
                                                               ============     ===========

Net assets per share                                           $    5.81            4.61
                                                               ============     ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                   For the three   For the three   For the nine   For the nine
                                                    months ended   months ended    months ended   months ended
                                                      June 30,       June 30,        June 30,       June 30,
                                                        2005           2004            2005           2004
                                                   -------------   -------------   ------------   ------------

Investment income:
  Interest
    Unaffiliated companies                           $   75,524         154,724        198,818        377,135
    Affiliated companies                                444,716         184,070      1,013,978        691,983
    Controlled companies                                 85,942          68,247        380,338        206,016
    Other                                                17,904          12,690         53,420         37,057
  Dividends
    Unaffiliated companies                                ---             ---            ---           78,204
    Affiliated companies                                217,246         250,335        483,711        592,602
    Processing fees                                       ---             ---            7,700          ---
    Other                                                39,360           1,002         42,155          4,502
                                                   -------------   -------------   ------------   ------------

       Total investment income                          880,692         671,068      2,180,120      1,987,499
                                                   -------------   -------------   ------------   ------------

Operating expenses:
  Interest expenses                                     523,927         536,599      1,566,681      1,600,865
  Management fees                                       173,433         262,810        657,827        782,608
  Incentive fees                                          ---             ---            ---          514,314
  Professional fees                                     122,211          93,155        444,106        547,001
  Other                                                  80,674          82,577        241,556        266,738
                                                   -------------   -------------   ------------   ------------

       Total operating expenses before
        management fees waived                          900,245         975,141      2,910,170      3,711,526
       Management fees waived                           (51,642)          ---         (103,867)       (87,092)
                                                   -------------   ------------    ------------   ------------

       Net operating expenses                           848,603         975,141      2,806,303      3,624,434

       Investment income (expense).
         net before tax expense                          32,089        (304,073)      (626,183)    (1,636,935)
                                                   -------------   -------------   ------------   ------------

       Income tax expense                                50,000           ---           50,000          ---
                                                   -------------   -------------   ------------   ------------

       Investment expense, net after tax expense        (17,911)       (304,073)      (676,183)    (1,636,935)
                                                   -------------   -------------   ------------   ------------

Realized and unrealized gain (loss) on investments
      and other assets:
  Net realized gain (loss) on investments:
    Unaffiliated companies                               16,557          26,495     (2,412,526)     2,276,106
    Affiliated companies                                638,657           3,380        638,657        205,297
    Controlled companies                                  ---             ---            ---          539,250
  Net change in unrealized appreciation/depreciation
      on investments                                  1,651,887         (80,659)     5,148,084       (484,199)
  Net change in unrealized gain (loss)
      on other assets                                     2,115           1,505         88,196       (724,823)
                                                   -------------   -------------   ------------   ------------

        Net gain (loss) on investments                2,309,216         (49,279)     3,462,411      1,811,631
                                                   -------------   -------------   ------------   ------------

        Net change in net assets
          from operations                            $2,291,305        (353,352)     2,786,228        174,696
                                                   =============   =============   ============   ============

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   For the nine    For the nine
                                                                   months ended    months ended
                                                                     June 30,        June 30,
                                                                       2005            2004
                                                                   ------------    ------------
Cash flows from operating activities:
  Increase in net assets from operations                           $ 2,786,228         174,696
                                                                   ------------    ------------

  Adjustments to reconcile increase
    in net assets from operations to net cash
    (used in) provided by operating activities:
      Net realized and unrealized gain on investments               (3,374,215)     (2,075,228)
      Net realized and unrealized (gain) loss on other assets          (88,196)        724,823
      Change in litigation settlement payable                       (1,713,174)         ---
      Proceeds from disposition of and payments on
         loans and investments in portfolio securities               3,409,744       8,023,128
      Payments of incentive fees to investment advisor                  ---           (497,517)
      Purchases of loans and investments in
         portfolio securities                                         (533,883)       (481,934)
      Change in interest receivable                                   (282,293)       (164,201)
      Change in other assets                                           353,032         784,532
      Change in accrued interest, deferred incentive fees payable,
         accounts payable and other liabilities                        499,045         403,640
                                                                   ------------    ------------

        Total adjustments                                           (1,729,940)      6,717,243
                                                                   ------------    ------------

          Net cash provided by operating activities                  1,056,288       6,891,939
                                                                   ------------    ------------

Cash flows from financing activities:
      Proceeds from issuance of note payable-related party              35,000         270,000
      Debt repayment                                                 1,000,000          ---
                                                                   ------------    ------------

          Net cash (used in) provided by financing activities         (965,000)        270,000
                                                                   ------------    ------------

          Net increase in cash and cash equivalents                     91,288       7,161,939

Cash and cash equivalents at beginning of period                     4,774,771         722,691
                                                                   ------------    ------------

Cash and cash equivalents at end of period                         $ 4,866,059       7,884,630
                                                                   ============    ============

Supplemental disclosure of cash flow information -
  Cash paid during the period for interest                         $ 1,010,076       1,048,948
                                                                   ============    ============

Supplemental disclosure of noncash investing and financing
  information -
  Assets received in exchange of securities                             ---            196,687
  In-kind interest income received in the form of securities       $   150,886         323,820
                                                                   ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

MACC PRIVATE EQUITIES INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying  unaudited  condensed  consolidated  financial  statements include the accounts of MACC Private  Equities Inc.  (MACC) and its wholly owned subsidiary  MorAmerica Capital Corporation  (MorAmerica Capital) which have been prepared in accordance  with US generally  accepted  accounting  principals  for investment  companies.  All material intercompany accounts and transactions have been eliminated in consolidation.

     The financial  statements  included herein have been prepared in accordance
with  US  generally  accepted   accounting   principals  for  interim  financial
information  and  instructions to Form 10-Q and Article 6 of Regulation S-X. The
financial  statements  should  be  read in  conjunction  with  the  consolidated financial  statements  and notes  thereto of MACC Private  Equities Inc. and its
Subsidiary  as of and for the year ended  September  30, 2004.  The  information reflects all adjustments  consisting of normal recurring  adjustments which are, in the opinion of management,  necessary for a fair  presentation of the results of  operations  for the  interim  periods.  The  results of the  interim  period reported are not necessarily  indicative of results to be expected for the year.
The balance sheet information as of September 30, 2004 has been derived from the audited balance sheet as of that date.

     Certain  reclassifications  have  been  made to prior  period  consolidated financial statements to conform to the June 30, 2005 presentation.

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

(3)  Commitments and Contingencies

     As an SBIC,  MorAmerica  Capital is required to comply with the regulations of the SBA (the  "SBA  Regulations").  These  regulations  include  the  capital impairment rules, as defined by Regulation  107.1830 of the SBA Regulations.  As
of  June  30,  2005,   the  capital  of  MorAmerica   Capital  was  impaired  by
approximately 51.76%,  (compared to 52.48% at September 30, 2004) which exceeded the 50%  maximum  impairment  percentage  permitted  under the SBA  Regulations.
Accordingly, as of June 30, 2005 SBA had the discretion not to extend additional financing to  MorAmerica  Capital,  as well as the right to declare a default on
MorAmerica  Capital's  outstanding   SBA-guaranteed  debentures,  to  accelerate
MorAmerica  Capital's payment obligations  thereunder and to seek appointment of the SBA as receiver  for  MorAmerica  Capital.  If the SBA were to exercise  its
right  to  accelerate   MorAmerica   Capital's  payment  obligations  under  the
outstanding  SBA-guaranteed  debentures,  MorAmerica  Capital may be required to liquidate  some  or  all of  its  portfolio  investments.  Because  most  of its portfolio  investments are not publicly traded,  MorAmerica  Capital may receive less than the carrying value for its portfolio  investments  in connection  with such a forced  sale.  Therefore,  the exercise by the SBA of any of these rights could have a  material  adverse  effect on the  financial  position,  results of operations,  cash flow and liquidity of MACC and  MorAmerica  Capital and raises substantial doubt about the Company's ability to continue as a going concern. As of June 30,  2005,  the SBA had not declared a default on  MorAmerica  Capital's outstanding SBA-guaranteed debentures,  accelerated MorAmerica Capital's payment obligation  thereunder  or  sought  appointment  of  the  SBA  as  receiver  for
MorAmerica Capital.

(4)  Financial Highlights

                                                   For the nine     For the nine
                                                   months ended     months ended
                                                     June 30,         June 30,
                                                       2005             2004
                                                   ------------     ------------

     Per Share Operating Performance
      (For a share of capital stock outstanding
         throughout the period (1):
       Net asset value, beginning of period          $   4.61             5.47
                                                     --------          -------

         Income from investment operations:
         Investment expense, net                        (0.29)           (0.70)
         Net realized and unrealized gain
           on investment transactions                    1.49             0.78
                                                     --------          -------
              Total from investment
                operations                               1.20             0.08
                                                     --------          -------

         Net asset value, end of period              $   5.81             5.55
                                                     ========          =======

         Closing market price                        $   2.20             3.55
                                                     ========          =======

                                                   For the nine     For the nine
                                                   months ended     months ended
                                                     June 30,         June 30,
                                                       2005             2004
                                                   ------------     ------------

Total return
     Net asset value basis (1)                          25.95%           1.37
     Market price basis                                (36.24) %          40.87

Net asset value, end of period
  (in thousands)                                     $ 13,524            12,921

Ratio to average net assets:
  Investment (expense) income, net (1)                  (5.81) %         (12.55)
  Operating and income tax expense (1)                  26.06%          27.79

(1)  MACC's  investment  advisor agreed to a voluntary,  temporary  reduction in management  fees from  January  1,  2003  through  February  29,  2004.  In addition,  MACC's  investment  advisor  agreed  to  voluntarily  waive  any management  fees payable by MorAmerica  Capital for the months of March and
     April,  2005, in relation to SBA's  decision not to approve the  investment
     advisor  as  investment  advisor  of  MorAmerica  Capital.   Due  to  these
     agreements,  the investment advisor voluntarily waived $103,867 and $87,092 of  management  fees for the nine  months  ended  June 30,  2005 and  2004, respectively. Excluding the effects of the waiver for the nine months ended
     June 30, 2005 and 2004,  total  return on a net assets value basis would be
     24.98% and 0.69%, respectively;  the investment (expense) income, net ratio would be (6.81)% and (13.26)%,  respectively;  and the operating and income expense ratio would be 27.15% and 28.55%, respectively.

The ratios of  investment  (expense)  income,  net to  average  net  assets,  of operating  and income tax  expenses to average  net assets and total  return are calculated for common stockholders as a class. Total return,  which reflects the annual  change in net  assets,  was  calculated  using the  change in net assets between the  beginning  of the current  fiscal year and end of the current  year period. An individual common stockholders' return may vary from these returns.

                                       6

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2005

Manufacturing:

                                                                                        Percent of
Company                                     Security                                    Net assets            Value      Cost (d)
.....................................................................................................................................
Architectural Art Manufacturing, Inc. (a)   12% debt security, due March 31, 2007 (c)                  $    780,000       780,000
 Wichita, Kansas                            Warrant to purchase 11,143 common shares (c)                          1             1
  Manufacturer of industrial and            10% debt security, due March 31, 2007 (c)                       221,000       221,000
  commercial boilers and shower             121,457 common shares (c)                                        21,457       121,457
  doors, frames and enclosures              12% debt security, due March 31, 2007 (c)                       113,880       113,880
                                            312,000 common shares (c)                                         3,120         3,120
                                                                                                        -----------   -----------

                                                                                                          1,139,458     1,239,458
                                                                                                        -----------   -----------

Aviation Manufacturing Group, LLC (a)       14% debt security, due October 1, 2007                          616,000       616,000
 Yankton, South Dakota                      154,000 units preferred                                         154,000       154,000
  Manufacturer of flight critical           Membership interest                                                  39            39
  parts of aircraft                                                                                     -----------   -----------

                                                                                                            770,039       770,039
                                                                                                        -----------   -----------

Central Fiber Corporation                   12% debt security, due December 31, 2005                        350,000       350,000
 Wellsville, Kansas                         12% debt security, due December 31, 2005                         91,123        91,123
  Recycles and manufactures                 Warrant to purchase 490.67 common shares (c)                    213,333            --
  cellulose fiber products
                                                                                                            654,456       441,123
                                                                                                        -----------   -----------

Detroit Tool Metal Products Co. (a)         14% debt security, due February 29, 2008                      1,128,793     1,128,793
 Lebanon, Missouri                          19,853.94 shares Series A preferred (c)                         195,231       195,231
 Metal stamping                                                                                         -----------   -----------

                                                                                                          1,324,024     1,324,024
                                                                                                        -----------   -----------

Handy Industries, LLC (a)                   12.5% debt security, due January 8, 2007                        890,222       890,222
 Marshalltown, Iowa                         167,171 units Class B preferred (c)                             167,171       167,171
  Manufacturer of lifts for                 Membership interest                                             503,535         1,357
  motorcycles, trucks and                                                                               -----------   -----------
  industrial metal products                                                                               1,560,928     1,058,750
                                                                                                        -----------   -----------

Hicklin Engineering, L.C. (a)               10% debt security, due June 30, 2007                            740,000       740,000
 Des Moines, Iowa                           Membership interest                                             527,127           127
  Manufacturer of auto and                                                                              -----------   -----------
  truck transmission and                                                                                  1,267,127       740,127
  brake dynamometers                                                                                    -----------   -----------

Humane Manufacturing, LLC (b)               12% debt security, due January 31, 2005                         856,548       856,549
 Baraboo, Wisconsin                         12% promissory note, due December 31, 2004                      236,808       236,808
  Manufacturer of rubber mats for           Membership interest (c)                                         701,200       101,200
  anti-fatigue, agricultural, exercise                                                                  -----------   -----------
  and roofing markets                                                                                     1,794,556     1,194,557
                                                                                                        -----------   -----------

Industrial Tooling & Fabrication, LLC (a)   10% debt security, due November 18, 2009                        157,715       157,715
 Fort Madison, Iowa                         12% debt security, due November 18, 2009                        343,267       343,267
 Metal stamping                                                                                         -----------   -----------
                                                                                                            500,982       500,982
                                                                                                        -----------   -----------

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED...
JUNE 30, 2005

Manufacturing Continued:
                                                                                        Percent of
Company                                     Security                                    Net assets            Value      Cost (d)
.....................................................................................................................................

Kwik-Way Products, Inc. (a)                 2% debt security, due January 31, 2008                      $   267,254       267,254
 Marion, Iowa                               2% debt security, due January 31, 2008                          281,795       281,795
  Manufacturer of automobile                29,340 common shares (c)                                         92,910        92,910
  aftermarket engine and                    38,008 common shares (c)                                        126,651       126,651
  brake repair machinery                                                                                -----------   -----------

                                                                                                            768,610       768,610
                                                                                                        -----------   -----------

Linton Truss Corporation                    542.8 common shares (c)                                              --            --
 Delray Beach, Florida                      400 shares Series 1 preferred (c)                               450,000        40,000
  Manufacturer of residential roof          Warrants to purchase common shares (c)                               15            15
  and floor truss systems                                                                               -----------   -----------

                                                                                                            450,015        40,015
                                                                                                        -----------   -----------

M.A. Gedney Company (a)                     536,003 shares preferred (c)                                    484,459     1,418,718
 Chaska, Minnesota                          Warrant to purchase 34,223 preferred shares (c)                      --            --
  Pickle processor                          10% debt security                                                31,883        31,883
                                                                                                        -----------   -----------

                                                                                                            516,342     1,450,601
                                                                                                        -----------   -----------

Magnum Systems, Inc. (a)                    12% debt security, due July 31, 2006                            574,163       574,163
 Parsons, Kansas                            48,038 common shares (c)                                         48,038        48,038
  Manufacturer of industrial                292,800 shares preferred (c)                                    304,512       304,512
  bagging equipment                         Warrant to purchase 56,529 common shares (c)                    210,565           565
                                                                                                        -----------   -----------

                                                                                                          1,137,278       927,278
                                                                                                        -----------   -----------

Metal Tooling  Holdings, Inc. (a)           6,652.98 common shares (c)                                      740,832       123,432
 Lebanon, Missouri                          1,234.19 common shares (c)                                      120,909         3,309
  Metal stamping                                                                                        -----------   -----------
                                                                                                            861,741       126,741
                                                                                                        -----------   -----------

Penn Wheeling Acquisition                   13% debt security, due March 10, 2007                         1,033,500     1,033,500
Company, LLC (a)                            62 units Class B membership interest (c)                        748,717        62,000
 Glen Dale, West Virginia                   35 units Class C membership interest (c)                        291,057        24,000
  Metal closure manufacturer                                                                            -----------   -----------

                                                                                                          2,073,274     1,119,500
                                                                                                        -----------   -----------

Pratt-Read Corporation (a)                  13,889 shares Series A Preferred                                750,000       750,000
 Bridgeport, Connecticut                    7,718 shares Series A preferred                                 416,667       416,667
  Manufacturer of screwdriver shafts        13% debt security, due July 26, 2006                            277,800       277,800
  and handles and other hand tools          Warrants to purchase common shares (c)                               --            --
                                                                                                        -----------   -----------

                                                                                                          1,444,467     1,444,467
                                                                                                        -----------   -----------

Simoniz USA, Inc.                           12% debt security, due April 1, 2008                            445,092       445,092
 Bolton, Connecticut                                                                                    -----------   -----------
  Producer of cleaning and wax
  products under both the Simoniz
  brand and private label brand names

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED...
JUNE 30, 2005

Manufacturing Continued:

                                                                                        Percent of
Company                                     Security                                    Net assets            Value      Cost (d)
.....................................................................................................................................

Spectrum Products, LLC (b)                  13% debt security, due October 9, 2006                      $ 1,077,650     1,077,650
 Missoula, Montana                          385,000 units Series A preferred                                385,000       385,000
  Manufacturer of equipment for             Membership interest                                                 351           351
  the swimming pool industry                                                                            -----------   -----------

                                                                                                          1,463,001     1,463,001
                                                                                                        -----------   -----------

       Total manufacturing                                                               134.36%         18,171,390    15,054,365
                                                                                        ========        -----------   -----------

Service:

 Concentrix Corporation (a)                 3,758,750 shares Series A preferred (c)                       1,127,625     2,255,250
  Pittsford, New York                       130,539 shares Series C preferred (c)                           104,431       104,431
   Provides marketing outsourcing           328,485 shares Series D preferred (c)                           262,788       262,788
   solutions including                                                                                  -----------   -----------
   telemarketing, fulfillment
   and web communications                                                                                 1,494,844     2,622,469
                                                                                                        -----------   -----------

Direct Mail Holding, LLC (a)                Membership interest                                           5,931,249       476,366
 Mt. Pleasant, Iowa                                                                                     -----------   -----------
 Provider of turnkey services
 for non-profit fund raising

FreightPro, Inc.                            18% debt security, due February 21, 2007 (c)                    131,250       262,500
 Overland Park, Kansas                      18% debt security, due February 15, 2007 (c)                     43,750        87,500
  Internet based outsource                  Warrant to purchase 366,177.80 common shares (c)                      2             2
  provider of freight logistics                                                                         -----------   -----------

                                                                                                            175,002       350,002
                                                                                                        -----------   -----------

JHT Holdings, Inc.                          1,238 shares Class A common (c)                                 390,011       975,025
 Joplin, Missouri                                                                                       -----------   -----------
 Provider of truck drive-away,
 internet based auction and
 related services to the
 commercial truck industry

Lee Mathews Equipment, Inc.                 12% debt security, due March 10, 2005                           486,364       486,364
 Kansas City, Missouri                      Warrant to purchase 153,654 common shares (c)                        30            30
  Distributor of industrial                 12% debt security, due March 10, 2005                            60,606        60,606
  pump systems                                                                                          -----------   -----------

                                                                                                            547,000       547,000
                                                                                                        -----------   -----------

Monitronics International, Inc.             73,214 common shares (c)                                        183,035        54,702
 Dallas, Texas                                                                                          -----------   -----------
  Provides home security
  systems monitoring services

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED...
JUNE 30, 2005

Service Continued:

                                                                                        Percent of
Company                                     Security                                    Net assets            Value      Cost (d)
.....................................................................................................................................

Morgan Ohare, Inc. (b)                      0% debt security, due January 1, 2007 (c)                   $ 1,068,750     1,125,000
 Addison, Illinois                          10% debt security, due January 1, 2007                          375,000       375,000
  Fastener plating and heat treating        57 common shares (c)                                                  1             1
                                            10% debt security, due January 1, 2007                           62,500        62,500
                                            10% debt security, due January 1, 2007                          187,500       187,500
                                            10% debt security, due January 1, 2007                           46,875        46,875
                                            10% debt security, due January 1, 2007                           18,750        18,750
                                                                                                        -----------   -----------

                                                                                                          1,759,376     1,815,626
                                                                                                        -----------   -----------

Organized Living, Inc.                      545,204 shares Series A preferred (c)                                --       543,227
 Westerville, Ohio                          215,593 shares Series B preferred (c)                                --       247,933
  Retail specialty stores for storage       174,964.5714 shares Series C preferred (c)                           --       233,041
  and organizational products               138,889 shares Series D preferred (c)                                --       250,001
                                            800,000 shares Series F preferred (c)                                 1       200,000
                                                                                                        -----------   -----------

                                                                                                                  1     1,474,202
                                                                                                        -----------   -----------

SMWC Acquisition Co., Inc. (a)              13% debt security due May 19, 2007                              110,000       110,000
 Kansas City, Missouri                      1,320 shares common (c)                                         387,140        42,900
  Steel warehouse distribution              Warrant to purchase 2,200 common shares (c)                          --            --
  and processing                            176,550 shares Series A preferred (c)                           353,100       353,100
                                                                                                        -----------   -----------

                                                                                                            850,240       506,000
                                                                                                        -----------   -----------

Warren Family Funeral Homes, Inc.           12% debt security, due June 29, 2006                            144,375       144,375
 Topeka, Kansas                             Warrant to purchase 346.5 common shares (c)                          12            12
  Provider of value priced funeral                                                                      -----------   -----------
  services
                                                                                                            144,387       144,387
                                                                                                        -----------   -----------

       Total service                                                                      84.85%         11,475,145     8,965,779
                                                                                         =======        -----------   -----------

Technology and Communications:

Feed Management Systems, Inc. (a)           540,551 common shares (c)                                       682,337     1,327,186
 Brooklyn Center, Minnesota                 674,309 shares Series A preferred (c)                           674,309       674,309
  Batch feed software and systems           12% debt security, due May 20, 2008                              74,000        74,000
  and B2B internet services                 12% debt security, due August 21, 2008                           74,000        74,000
                                            Warrants to purchase 166,500 Series A preferred (c)                  --            --
                                                                                                        -----------   -----------

                                                                                                          1,504,646     2,149,495
                                                                                                        -----------   -----------

MainStream Data, Inc. (a)                   322,763 shares Series A preferred (c)                           200,049       200,049
 Salt Lake City, Utah                                                                                   -----------   -----------
  Content delivery solutions provider

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED...
JUNE 30, 2005

Technology and Communications Continued:

                                                                                        Percent of
Company                                     Security                                    Net assets            Value      Cost (d)
.....................................................................................................................................
Miles Media Group, Inc. (a)                 1,000 common shares (c)                                         838,667       440,000
 Sarasota, Florida                          100 common options (c)                                               --            --
                                                                                                        -----------   -----------

  Tourist magazine publisher                                                                                838,667       440,000
                                                                                                        -----------   -----------

Phonex Broadband Corporation                1,855,302 shares Series A preferred (c)                         288,750     1,155,000
 Midvale, Utah                                                                                          -----------   -----------
  Power line communications

Portrait Displays, Inc.                     8% debt security, due April 1, 2009 (c)                          78,197        96,440
 Pleasanton, California                     8% debt security, due April 1, 2012 (c)                         616,221       750,001
  Designs and markets pivot enabling        Warrant to purchase 39,400 common shares (c)                         --            --
  software for LCD computer monitors                                                                    -----------   -----------

                                                                                                            694,418       846,441
                                                                                                        -----------   -----------

SnapNames.com, Inc.                         10% debt security, due March 15, 2007                           639,376       639,376
 Portland, Oregon                           Warrant to purchase 465,000 common shares (c)                        --            --
 Domain name management                                                                                 -----------   -----------

                                                                                                            639,376       639,376
                                                                                                        -----------   -----------

       Total technology and communications                                                30.80%          4,165,906     5,430,361
                                                                                         =======        -----------   -----------

                                                                                                       $ 33,812,441    29,450,505
                                                                                                       ============   ===========

(a)  Affiliated company.

(b)  Controlled company.

(c)  Non-income producing.

(d)  For all debt  securities  presented,  the  cost is  equal to the  principal balance.

See accompanying notes to unaudited condensed consolidated financial statements.

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

                       Historical and Recent Developments

     From 1995 through 2004,  MACC pursued a strategy of increasing  shareholder value by investing in new portfolio companies. This strategy included increasing the amount of  MorAmerica  Capital's  funds  available for  investment  with the proceeds  from the  issuance  of  debentures  guaranteed  by the Small  Business
Administration   (the  "SBA").  In  addition,   MorAmerica  Capital  voluntarily
converted  a portion of its  retained  earnings  to paid-in  capital in order to increase  the amount of leverage  that  MorAmerica  Capital  could  obtain under applicable SBA  regulations.  Additionally,  because  applicable SBA regulations limit the amount that a small business  investment company (an "SBIC"),  such as
MorAmerica  Capital,  may invest in a single  portfolio  company  based upon the paid-in  capital of the SBIC,  management  believed that  increasing the paid-in capital of  MorAmerica  Capital  would  permit the company to compete for larger investments.  This strategy was largely  successful  from 1995 through 2000, and
MACC realized significant increases in its net asset value over this period.

     From 2001 through 2004, the operating  performance and financial  condition of MorAmerica  Capital were  adversely  affected by several  factors.  First,  a
number  of  MorAmerica   Capital's  portfolio  companies   experienced  negative
operating results,  which negatively  affected MorAmerica  Capital's  investment income and  resulted  in  unrealized  depreciation  and  realized  losses in the investment portfolio.  Second,  arbitration  proceedings were instituted against
MorAmerica  Capital and several other SBICs in May 2002 with respect to the sale by the SBICs of a portfolio investment, which significantly increased MorAmerica
Captial's  operating expenses.  The arbitration  resulted in additional realized losses on MorAmerica  Capital's investment in the portfolio company that was the subject of the arbitration  proceedings.  Third,  MorAmerica  Capital's  earlier decision to convert retained

earnings to paid-in  capital  magnified  the effects that  MorAmerica  Capital's operating  results had on the capital  impairment  formula  used by the SBA, and ultimately  resulted in MorAmerica  Capital's capital  impairment  exceeding the maximum impairment percentage permitted under SBA regulations from September 30,
2004 through June 30, 2005.

     In 2003, MACC's largest shareholder sold its interest in MACC to a group of new investors.  Following this sale, MACC and MorAmerica  Capital retained Atlas
Management  Partners,  LLC ("Atlas") to serve as primary  investment  advisor to
both  companies,   and  retained   InvestAmerica   Investment   Advisors,   Inc.
("InvestAmerica")  (who had previously served as the sole investment  advisor to the companies) as a subadvisor to manage the existing  portfolio.  At that time, the Board of Directors of MACC had determined to pursue a strategy of increasing shareholder value by increasing the size of MACC and MorAmerica Capital.

     In December, 2004, the SBA notified the companies that it would not approve
Atlas as the investment  advisor to MorAmerica  Capital and required  MorAmerica
Capital to reinstate  InvestAmerica as the sole investment advisor to MorAmerica
Capital.   In  connection  with  the  reinstatement  of  InvestAmerica  as  sole investment advisor to MorAmerica  Capital,  MorAmerica Capital and InvestAmerica
agreed that MorAmerica Capital would not pay any incentive fees to InvestAmerica until all of its outstanding  SBA-guaranteed  debentures are paid in full and an escrow fund to satisfy the contingent  obligations of MorAmerica Capital and the other SBICs to the SBA under the arbitration settlement has been fully funded.

     In early  2005,  MorAmerica  Capital  settled the  arbitration  proceedings described  above,  which required the approval of the SBA. As a condition to its approval,  the SBA  required  MorAmerica  Capital  and the other SBICs that were parties to the  arbitration  settlement  to indemnify the SBA against 50% of any losses the SBA may incur,  up to $7.5 million in the aggregate,  relating to the outstanding  SBA-guaranteed  debentures  issued by the SBICs. The agreement with the  SBA  also  prohibits  MorAmerica  Capital  from  renewing  its  outstanding
SBA-guaranteed debentures or issuing new SBA-guaranteed debentures.

     Beginning in fiscal year 2004 and continuing  through the nine months ended
June 30, 2005,  MorAmerica Capital's investment  performance has improved. As of
June 30, 2005, MACC's net asset value had increased $2,786,228, or 25.95%, since
September 30, 2004. Management attributes these favorable results to a number of factors,  including the  settlement  of the  arbitration  proceedings  discussed above,  a general  improvement  in economic  conditions  which has benefited the operating  performance and financial  condition of a number of MACC's  portfolio companies, and a more robust market for corporate acquisitions which has allowed
MorAmerica Capital to liquidate profitably several of its portfolio investments.

     In light of the  above-described  factors,  at the present  time,  MACC and
MorAmerica  Capital  intend to take  advantage of current  market  conditions to increase  shareholder  value by actively seeking liquidity events for MorAmerica
Capital's  portfolio  investments.  The companies  currently intend to use their existing excess cash to prepay MorAmerica Capital's  outstanding  SBA-guaranteed debentures,  rather than  making new  investments.  On June 1, 2005,  MorAmerica
Capital  prepaid  $1,000,000 of its debentures  that were scheduled to mature in
December,  2007. As of June 30, 2005,  MACC had cash and cash  equivalents  on a consolidated  basis of $4,886,059,  substantially all of which was at MorAmerica
Capital.  Subsequent to June 30, 2005, MorAmerica Capital received an additional
$6,187,051  of  cash  proceeds  from  the  sale  of  one  portfolio  investment.
MorAmerica  Capital  intends  to use its

cash and cash equivalents to prepay $8,000,000 of its outstanding SBA-guaranteed debentures  on  September 1, 2005.  Finally,  as a result of the receipt of this
$6,187,051,  as of July 31,  2005,  MorAmerica  Capital  no longer  exceeds  the maximum impairment percentage permitted under SBA regulations.

     The Boards of Directors of MACC and MorAmerica Capital continue to consider the  appropriate  long-term  strategy for the companies to maximize  shareholder value.

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

 Third Quarter Ended June 30, 2005 Compared to Third Quarter Ended June 30, 2004

                                                          For the three months
                                                             ended June 30,
                                                     ---------------------------
                                                           2005           2004         Change
                                                     ---------------------------   ------------

Total investment income                              $    880,692        671,068        209,624
Net operating expense                                    (848,603)      (975,141)       126,538
Income taxes                                              (50,000)           ---        (50,000)
                                                     ------------   ------------   ------------
Investment expense, net                                   (17,911)      (304,073)       286,162
                                                     ------------   ------------   ------------

Net realized gain on investments                          655,214         29,875        625,339
Net change in unrealized appreciation/
         depreciation on investments                    1,651,887        (80,659)     1,732,546
Net change in unrealized gain (loss) on other assets        2,115          1,505            610
                                                     ------------   ------------   ------------
Net gain on investments                                 2,309,216        (49,279)     2,358,495
                                                     ------------   ------------   ------------
Net change in net assets from operations             $  2,291,305       (353,352)     2,644,657
                                                     ============   ============   ============
Net asset value:
         Beginning of period                         $       4.82           5.70
                                                     ============   ============
         End of period                               $       5.81           5.55
                                                     ============   ============

Total Investment Income

     During  the  current  year  third  quarter,  total  investment  income  was
$880,692,  an increase of  $209,624,  or 31%,  from total  investment  income of
$671,068 for the prior year third quarter.  In the current year third quarter as compared to the prior year third quarter, interest income increased $204,355, or
49%,  dividend  income  decreased  $33,089,  or 13%, and other income  increased
$38,358,  or  3828%.  The  increase  in  interest  income  is the net  result of increases  in  interest  income  on  debt  portfolio  securities  issued  by two portfolio  companies that were  previously on non-accrual of interest status and interest  received on two  follow-on  investments  made during the current year, partially  offset by decreases in interest  income on debt portfolio  securities issued by one portfolio company which has been on non-accrual of interest status since the end of the first quarter of the current  fiscal year and the repayment of

debt portfolio  securities issued by one portfolio company.  In the current year third quarter and the prior year third quarter,  MACC received dividends on five existing portfolio  investments,  one of which was a distribution from a limited liability  company.  The  dividends in the prior year third  quarter were larger than in the current year third quarter. The increase in other income is due to a distribution  received by MACC with respect to the  insurance  claim of a former
MACC subsidiary against an insurance company in liquidation.

Net Operating Expenses

     Net  operating  expenses  for the third  quarter of the  current  year were
$848,603, a decrease of $126,538,  or 13%, as compared to net operating expenses for the prior  year  third  quarter  of  $975,141.  Interest  expense  decreased
$12,672,  or 2%, in the  current  year third  quarter  due to the  repayment  of borrowings  from the Small Business  Administration  in the amount of $2,150,000 during the fourth  quarter of fiscal year 2004 and  $1,000,000  during the third quarter of the current  fiscal  year.  Management  fees (after  management  fees waived in the  current  year third  quarter  and the prior  year third  quarter)
decreased  $141,019,  or 54%,  in the  current  year  third  quarter  due to the decrease in assets under management,  more management fees waived in the current year third  quarter,  and a decrease in the  management  fee as a percentage  of assets under management from 2.50% to 1.50%, which became effective May 1, 2005.
Management  fees as a percentage of assets under  management  are expected to be lower in future periods due to a change in the terms of the investment  advisory relationships  of MACC  and  MorAmerica  Capital.  Professional  fees  increased
$29,056,  or 31%, in the current year third quarter  primarily due to legal fees incurred in connection  with the  postponement  of the 2005 Annual  Shareholders
Meeting.  Other  expenses  decreased  $1,903,  or 2%, in the current  year third quarter as compared to the prior year third quarter.

Investment Expense, Net

     For the current year third quarter,  MACC recorded investment expense,  net of $17,911, as compared to investment expense,  net of $304,073 during the prior year third quarter.

Net Realized (Loss) Gain on Investments

     During the current year third  quarter,  MACC recorded net realized gain on investments  of $655,214,  as compared with net realized gain on  investments of
$29,875 during the prior year third quarter.  In the current year third quarter,
MACC realized a gain of $638,657 from the partial sale of one portfolio  company and a gain of $16,557 from the reversal of  incentive  fees which were  deferred fees that will not be paid. Management does not attempt to maintain a comparable level of realized  gains  quarter to quarter  but  instead  attempts to maximize
total  investment   portfolio   appreciation  through  realizing  gains  in  the
disposition of securities and investing in new portfolio investments. Subject to the  terms  of  the  agreement  between  MorAmerica  Capital  and  InvestAmerica described above under  "Historical and Recent  Developments,"  MACC's investment advisor  is  entitled  to be paid an  incentive  fee  which is  calculated  as a percentage of the excess of MACC's realized gains in a particular  period,  over the sum of net  realized  losses  and  unrealized  depreciation  during the same period.  As a  result,  the  timing  of  realized  gains,  realized  losses  and unrealized  depreciation  can have an effect on the amount of the  incentive fee payable to the investment advisor.

Net Change in  Unrealized  Appreciation/Depreciation  of  Investments  and Other
Assets

     MACC  recorded  net  change  in  unrealized   appreciation/depreciation  on
investments of $1,651,887 during the current year third quarter,  as compared to
($80,659)  during the prior year third  quarter.  This net change in  unrealized appreciation/depreciation  on  investments  of  $1,651,887  is the net effect of increases in fair value of five portfolio  companies  totaling  $1,851,886 and a decrease in fair value of one portfolio company of $199,999.

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

     Net change in unrealized  gain on other assets of $2,115 during the current year third quarter was recorded with respect to other publicly traded securities which are  classified  as other assets due to an increase in the market price of these securities, as compared to a net change in unrealized gain on other assets of $1,505 during the prior year third quarter.

Net Change in Net Assets from Operations

     MACC  experienced an increase of $2,786,228 in net assets at the end of the third  quarter of fiscal year 2005,  and the resulting net asset value per share was $5.81 as of June 30, 2005, as compared to $4.61 as of September 30, 2004.

     With  the  economy  improving  in most  sectors,  the  majority  of  MACC's thirty-one  portfolio  companies  have improved  results.  High steel prices and energy  prices have had some  negative  effect on the  portfolio.  MACC has nine portfolio  investments valued at cost, has recorded  unrealized  appreciation on twelve portfolio  investments,  and has recorded unrealized  depreciation on ten portfolio investments.

     The overall activity in the investment banking market has improved and MACC expects  to exit  several  investments  in 2005.  If the  economy  continues  to improve,  management  believes  MACC's  investment  portfolio  will benefit from improved  operating  performance  at a number of portfolio  companies and from a more robust market for corporate acquisitions and investments.

Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004

                                                           For the nine months
                                                           ended June 30,
                                                     ---------------------------
                                                           2005           2004         Change
                                                     ---------------------------   ------------

Total investment income                              $  2,180,120      1,987,499        192,621
Net operating expense                                  (2,806,303)    (3,624,434)       818,131
Income taxes                                              (50,000)           ---        (50,000)
                                                     ------------   ------------   ------------
Investment expense, net                                  (676,183)    (1,636,935)       960,752
                                                     ------------   ------------   ------------

Net realized (loss) gain on investments                (1,773,869)     3,020,653     (4,794,522)
Net change in unrealized appreciation/
         depreciation on investments                    5,148,084       (484,199)     5,632,283
Net change in unrealized gain (loss) on other assets       88,196       (724,823)       813,019
                                                     ------------   ------------   ------------
Net gain on investments                                 3,462,411      1,811,631      1,650,780
                                                     ------------   ------------   ------------
Net change in net assets from operations             $  2,786,228        174,696      2,611,532
                                                     ============   ============   ============
Net asset value:
         Beginning of period                         $       4.61           5.47
                                                     ============   ============
         End of period                               $       5.81           5.55
                                                     ============   ============

Total Investment Income

     During the current year  nine-month  period,  total  investment  income was
$2,180,120,  an increase of $192,621,  or 10%, from total  investment  income of
$1,987,499 for the prior year nine-month  period. In the current year nine-month period  as  compared  to the  prior  year  nine-month  period,  interest  income increased  $334,363,  or  25%,  dividend  income  decreased  $187,095,  or  28%, processing fees increased $7,700,  or 100%, and other income increased  $37,653, or 836%.  The  increase in  interest  income is the net result of  increases  in interest income on debt portfolio securities issued by three portfolio companies that were previously on non-accrual of interest status, interest received on two follow-on  investments made during the current year nine-month  period,  and the conversion  of  interest  to  stock  in  one  portfolio  company  which  was  on non-accrual of interest  status in the prior year nine-month  period,  partially offset by decreases in interest  income on debt portfolio  securities  issued by one portfolio company which has been on non-accrual of interest status since the end of the first  quarter of the current  fiscal year and the  repayment of debt portfolio  securities  issued by two  portfolio  companies  in the current  year nine-month  period.  In  the  current  year  nine-month  period,  MACC  received
dividends  on  seven  existing  portfolio  investments,   three  of  which  were
distributions from limited liability  companies,  as compared to dividend income received  in the prior year  nine-month  period  from eight  existing  portfolio companies,  five of which were distributions  from limited liability  companies.
Processing fees increased due to fees received on one follow-on  investment made in the current year  nine-month  period,  compared to no new  portfolio  company investments in which MACC received a processing fee at closing in the prior year nine-month period. Other income increased due to a distribution received by MACC with  respect to the  insurance  claim of a former  MACC  subsidiary  against an insurance company in liquidation.

Net Operating Expenses

     Net operating  expenses for the nine-month  period of the current year were
$2,806,303,  a decrease  of  $818,131,  or 23%,  as  compared  to net  operating expenses for the prior year nine-month  period of $3,624,434.  Interest  expense decreased  $34,184,  or 2%, in the  current  year

nine-month  period due to the  repayment of borrowings  from the Small  Business
Administration  in the amounts of $2,150,000 during the fourth quarter of fiscal year 2004 and  $1,000,000  during the third quarter of the current  fiscal year.
Management  fees (after  management  fees waived in the current year  nine-month period and the prior year nine-month period) decreased $141,556,  or 20%, in the current year nine-month  period due to the decrease in assets under  management, more  management  fees  waived in the  current  year  nine-month  period,  and a decrease in the management fee as a percentage of assets under  management  from
2.50% to  1.50%,  which  became  effective  May 1,  2005.  Management  fees as a percentage of assets under management are expected to be lower in future periods due to the change in the terms of the investment advisory  relationships of MACC and MorAmerica  Capital.  Professional fees decreased  $102,895,  or 19%, in the current year nine-month  period  primarily due a decrease in legal expenses from the arbitration  proceedings  related to the sale of a former portfolio company.
Other expenses decreased  $25,182,  or 9%, in the current year nine-month period as  compared  to the  prior  year  nine-month  period  due to the net  result of
decreases  in  other  expenses  from  the   postponement   of  the  2005  Annual
Shareholders  Meeting and decreases in directors  fees,  partially  offset by an increase in insurance premiums,  which became effective in the second quarter of the current fiscal year.

Investment Expense, Net

     For the current year nine-month period,  MACC recorded  investment expense, net of $676,183, as compared to investment expense, net of $1,636,935 during the prior year nine-month period.

Net Realized (Loss) Gain on Investments

     During the current year nine-month period,  MACC recorded net realized loss on investments of $1,773,869,  as compared with net realized gain on investments of  $3,020,653  during the prior year  nine-month  period.  In the current  year nine-month period, MACC realized a gain of $638,657 from the partial sale of one portfolio  company,  a gain of $54,883 from the reversal of incentive fees which were  deferred  fees that will not be paid, a loss of $635,251  from the sale of one  portfolio  company  and a loss of  $1,832,158  from  the  write-off  of one portfolio  company of which  $1,832,071  was  previously  recorded as unrealized depreciation.  Management  does not  attempt to maintain a  comparable  level of realized  gains  quarter to quarter  but  instead  attempts  to  maximize  total investment portfolio  appreciation through realizing gains in the disposition of securities and investing in new portfolio investments. MACC's investment advisor is entitled to be paid an incentive  fee which is  calculated as a percentage of the excess of MACC's realized gains in a particular period,  over the sum of net realized losses and unrealized depreciation during the same period. As a result, the timing of realized gains,  realized losses and unrealized  depreciation  can have an effect on the amount of the  incentive  fee  payable  to the  investment advisor.

Net Change in  Unrealized  Appreciation/Depreciation  of  Investments  and Other
Assets

     MACC  recorded  net  change  in  unrealized   appreciation/depreciation  on
investments of $5,148,084 during the current year nine-month period, as compared to  ($484,199)  during  the prior  year  nine-month  period.  This net change in unrealized  appreciation/depreciation  on  investments  of $5,148,084 is the net effect  of  increases  in  fair  value  of  nine  portfolio  companies  totaling
$5,127,416,  decreases  in fair  value  of  five  portfolio  companies  totaling

$2,411,403,  and the reversal of $2,432,071 of  depreciation  resulting from the sale of one portfolio investment and the write-off of one portfolio investment.

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

     Net change in unrealized gain on other assets of $88,196 during the current year nine-month  period was recorded with respect to other  securities which are classified  as other assets,  as compared to a net change in unrealized  loss on other assets of $724,823 during the prior year nine-month period.

              Financial Condition, Liquidity and Capital Resources

     To date,  MACC has  relied  upon  several  sources  to fund its  investment activities,  including  MACC's  cash and  money  market  accounts  and the Small
Business  Investment  Company  ("SBIC")  leverage  program operated by the Small
Business Administration (the "SBA").

     As an SBIC,  MorAmerica  Capital is required to comply with the regulations of the SBA (the  "SBA  Regulations").  These  regulations  include  the  capital impairment rules, as defined by Regulation  107.1830 of the SBA Regulations.  As
of  June  30,  2005,   the  capital  of  MorAmerica   Capital  was  impaired  by
approximately  51.76%,  which  exceeded  the 50% maximum  impairment  percentage permitted under SBA Regulations.  Accordingly,  at June 30, 2005 the SBA had the
discretion not to extend additional  financing to MorAmerica Capital, as well as
the  right  to   declare  a  default   on   MorAmerica   Capital's   outstanding
SBA-guaranteed   debentures,   to  accelerate   MorAmerica   Capital's   payment
obligations  thereunder  and to  seek  appointment  of the SBA as  receiver  for
MorAmerica Capital.  The exercise by the SBA of any of these rights could have a material adverse effect on the financial position,  results of operations,  cash flow and liquidity of MACC and MorAmerica  Capital.  If the SBA were to exercise its right to  accelerate  MorAmerica  Capital's  payment  obligations  under the outstanding  SBA-guaranteed  debentures,  MorAmerica  Capital may be required to liquidate  some  or  all of  its  portfolio  investments.  Because  most  of its portfolio  investments are not publicly traded,  MorAmerica  Capital may receive less than the carrying value for its portfolio  investments  in connection  with such a forced  sale.  Therefore,  the exercise by the SBA of any of these rights could have a  material  adverse  effect on the  financial  position,  results of operations,  cash flow and liquidity of MACC and  MorAmerica  Capital and raises substantial  doubt about the Company's  ability to continue as a going  concern.
MorAmerica  Capital  is also  currently  limited by the SBA  Regulations  in the amount of distributions it may make to MACC.

     As of June 30,  2005,  the SBA had not  declared  a default  on  MorAmerica
Capital's  outstanding   SBA-guaranteed   debentures,   accelerated   MorAmerica
Capital's  payment  obligations  thereunder as sought  appointment of the SBA as receiver for MorAmerica Capital. As described above under "Historical and Recent
Developments," after June 30, 2005, MorAmerica Capital received cash proceeds of
$6,187,051 from the sale of one portfolio investment. As a result of the sale of this portfolio  investment,  MorAmerica  Capital's capital impairment as of July
31, 2005 ceased to exceed the maximum impairment  percentage permitted under SBA
Regulations  and the rights of the SBA relating to an impairment  condition were no longer available as of such date.

     As of June 30, 2005, MACC's cash and cash equivalents  totaled  $4,866,059.
MACC  has  commitments  for  an  additional  $3,500,000  and  $6,500,000  in SBA guaranteed  debentures,  which expire on September  30, 2005 and  September  30,
2007,   respectively.   In  connection   with  the   settlement  of  arbitration
proceedings,  the SBA,  MorAmerica Capital and three other SBICs entered into an agreement which obligates MorAmerica Capital and each of the other SBICs jointly and severally, to pay up to $7,500,000 of the SBA's losses, if any, with respect to the outstanding  SBA-guaranteed debentures of such SBICs. As a result of this agreement and MorAmerica Capital's capital impairment described above, MACC does not believe that MorAmerica Capital will have access to the SBIC capital program for the foreseeable future. Nevertheless,  if SBA does not accelerate MorAmerica
Capital's  obligations  under  its  outstanding  SBA-guaranteed  debentures  and subject to the other risks and  uncertainties  described  in this report on Form
10-Q,  MACC  believes  that its  existing  cash and cash  equivalents  and other anticipated cash flows will provide  adequate funds for MACC's  anticipated cash requirements  during the current fiscal year,  including  principal and interest
payments  on  outstanding  debentures,   administrative  expenses,  and  limited
follow-on investments in its portfolio companies. MACC's investment objective is to invest  $885,000 in  follow-on  investments  during the current  fiscal year, subject  to  further  adjustment  based  upon  current  economic  and  operating conditions.

     Debentures  payable are  composed of  $24,790,000  in  principal  amount of
SBA-guaranteed debentures issued by MACC's subsidiary, MorAmerica Capital, which mature as follows:  $2,500,000  in fiscal year 2009,  $9,000,000  in fiscal year
2010,  $5,835,000  in fiscal  year 2011,  and  $7,455,000  in fiscal  year 2012.
MorAmerica  Capital  repaid  $1,000,000  in principal  amount of  SBA-guaranteed debentures  during the current  year third  quarter.  As  described  above under
"Historical  and  Recent  Developments,"  MorAmerica  Capital  intends to prepay
$8,000,000 of its outstanding SBA-guaranteed debentures on September 1, 2005. As noted above, due to MorAmerica Capital's capital impairment as of June 30, 2005,
SBA had the ability to accelerate  MorAmerica  Capital's  obligations  under the
SBA-guaranteed debentures.  MACC anticipates that MorAmerica Capital will not be able to refinance  these  debentures  through the SBIC capital program when they mature.  The following table shows our significant  contractual  obligations for the repayment of debt and other contractual obligations as of June 30, 2005:

                                          Payments due by period
                         -------------------------------------------------------

Contractual Obligations
                                   Less than                           More than
                       Total        1 Year     1-3 Years   3-5 Years    5 Years
                   ------------   ----------   ---------   ---------  ----------

SBA Debentures     $ 24,790,000      ---          ---      4,000,000  20,790,000

Loan Agreement(1)  $    305,000    305,000        ---         ---         ---

     MACC currently  anticipates that it will rely primarily on its current cash and  cash  equivalents  and its  cash  flows  from  operations  to fund its cash requirements during fiscal year 2005. Although management believes these sources
will  provide   sufficient   funds  for  MACC  to  meet  its  anticipated   cash
requirements,  there can be no assurances that MACC's cash flows from operations will be as projected, or that MACC's cash requirements will be as projected.

                               Portfolio Activity

     MACC's primary  business is investing in and lending to businesses  through investments in subordinated  debt (generally with detachable  equity  warrants), preferred  stock and common stock.  The total  portfolio value of investments in publicly and non-publicly traded securities was $33,812,441 at June 30, 2005 and
$33,218,084 at September 30, 2004.  During the three months ended June 30, 2005,
MACC  invested  $117,000 in a follow-on  investment  in one  existing  portfolio company.  Management views investment objectives for any given year as secondary in importance to MACC's overriding  concern of investing in only those portfolio companies which satisfy MACC's investment criteria. MACC does not expect to make any  investments  in new portfolio  companies  during fiscal year 2005,  but may invest up to $885,000 in follow-on  investments in existing portfolio companies,
subject  to  further   adjustment   based  on  current  economic  and  operating
conditions.  As of June  30,  2005,  MACC has  invested  $533,883  in  follow-on investments fiscal year to date.

     MACC frequently  co-invests  with other funds managed by MACC's  investment advisor.  When it makes any co-investment with these related funds, MACC follows certain  procedures  consistent  with  orders  of the  Securities  and  Exchange
Commission for related party  co-investments to reduce or eliminate  conflict of interest issues. Of the $117,000 invested during the current year third quarter, no funds  represented  co-investments  with funds  managed by MACC's  investment advisor.

-------------------------
(1) During the second  quarter of fiscal  year 2004,  MACC  entered  into a loan agreement with one of its directors, Geoffrey T. Woolley, providing for advances of up to $400,000 on a revolving  credit basis  through  February 28, 2005.  The outstanding  principal  amount  of the loan as of March 1,  2005 will be due and payable  in  four  equal  installments  on the  first  day of  June,  September,
December,  and March,  commencing June 1, 2005 and concluding March 1, 2006. The payment  obligations  in the  table set  forth  above  are  based on the  amount outstanding  under the loan  agreement  as of June 30, 2005.  The entire  unpaid amount of the loan is  convertible  into  shares of MACC's  common  stock at the option of the lender.  Effective July 20, 2005,  following  approval of the MACC
Board of Directors on July 19, 2005,  certain terms of the loan  agreement  were amended.  On July 25,  2005,  (i) Mr.  Woolley  elected  to  convert  the entire outstanding  principal  balance of $305,000 plus accrued  interest of $33,415.90 into  135,366  shares of MACC  common  stock,  and (ii) the loan  agreement  was terminated.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     MACC is exposed to market risk from changes in market  interest  rates that affect the fair value of MorAmerica  Capital's  debentures payable determined in accordance with Statement of Financial Accounting Standards No. 107, Disclosures
About  Fair  Value  of  Financial  Instruments.  The  estimated  fair  value  of
MorAmerica  Capital's  outstanding  debentures  payable  at June 30,  2005,  was
$26,665,000,  with a cost of  $24,790,000.  Fair value of  MorAmerica  Capital's outstanding  debentures  payable is calculated by discounting cash flows through estimated maturity using a SBA borrowing rate currently available (5.89% at June
30, 2005) for debt of similar original  maturity.  None of MorAmerica  Capital's outstanding  debentures payable are publicly traded. Market risk is estimated as the potential increase in fair value resulting from a hypothetical 0.5% decrease in interest rates. Actual results may differ.

                                       24

              -----------------------------------------------------

                                  June 30, 2005
             ------------------------------------------------------

             Fair Value of Debentures Payable          $ 26,665,000

             Amount Above Cost                         $  1,875,000

             Additional Market Risk                    $    595,000
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

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

               As  previously  disclosed,  MorAmerica  Capital is a defendant in litigation filed by BFS Diversified Products, LLC in the Iowa District
          Court of Polk County,  Iowa. There have been no material  developments in this litigation  since MACC filed its Quarterly Report on Form 10-Q for the three months ended March 31, 2005.

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

          3(i).1(1) Certificate of Incorporation of MACC Private Equities Inc.

          3(i).2(1) Articles of Amendment to the Certificate of Incorporation of
                    MACC Private Equities Inc., dated March 11, 1997.

          3(i).3    Articles of Amendment to the Certificate of  Incorporation
                    of MACC Private  Equities  Inc.,  as filed with the Delaware
                    Secretary of State on August 3, 2004.

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

                                       MACC PRIVATE EQUITIES INC.

Date:       8/11/05                    By:  /s/ David R. Schroder
     ----------------------------         --------------------------------------
                                            David R. Schroder, President

Date:       8/11/05                    By:  /s/ Robert A. Comey
     ----------------------------         --------------------------------------
                                            Robert A. Comey, Chief Financial
                                            Officer

