Form 10-K
period 2005-09-30
MACC PRIVATE EQUITIES INC
filed 2005-12-29
CIK 923808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K

[X]  ANNUAL REPORT  PURSUANT TO SECTION 13 or 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005
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
               of Incorporation)                   Identification No.)
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
                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange Act of 1934 (the
Exchange  Act) during the  preceding 12 months (or for such shorter  period that the registrant  was required to file such reports),  and (2) has been subject to
such filing requirements for the past 90 days. Yes |X| No [ ]

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. |X|

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).
Yes [ ] No |X|

Indicate by check mark whether the  registrant is a not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.
Yes [ ]  No |X|

Aggregate  market  value  of the  voting  stock  held by  non-affiliates  of the registrant as of March 31, 2005,  based upon the closing sale price  reported by the Nasdaq Capital Market on that date: $3,192,441.90.

Number of shares  outstanding of the registrant's  Common Stock, $.01 par value, as of November 30, 2005: 2,464,621

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the  registrant's  Annual Report to Stockholders  for the year ended
September 30, 2005 are  incorporated  by reference  into Parts II and IV of this
Report.  Portions of the registrant's  definitive Proxy Statement for the

Annual Meeting of Stockholders to be held on February 28, 2006, are incorporated by reference into Part III of this Report.

    This  Annual  Report  on Form  10-K  of  MACC  Private  Equities  Inc.  (the
"Corporation"  or  "we"  or  "us")  and  its  subsidiary,   MorAmerica   Capital
Corporation (together, the "Companies") contains forward-looking statements. All statements  in this  Annual  Report on Form  10-K,  including  those made by the management of the  Companies,  other than  statements of  historical  fact,  are forward-looking  statements.  Examples  of  forward-looking  statements  include statements regarding the Companies' future financial results, operating results, business strategies, projected costs, competitive positions,  management's plans and objectives for future operations, and industry trends. These forward-looking statements are based on management's  estimates,  projections and assumptions as of the date hereof and include the  assumptions  that underlie such  statements.
Forward-looking  statements may contain words such as "may,"  "will,"  "should,"
"could,"  "would,"  "expect,"  "plan,"  "anticipate,"   "believe,"   "estimate,"
"predict,"  "potential,"  and  "continue," the negative of these terms, or other
comparable   terminology.   Any  expectations  based  on  these  forward-looking
statements are subject to risks and uncertainties  and other important  factors, including  those discussed below and in the section titled "Risk Factors." Other risks and uncertainties are disclosed in the Corporation's  prior Securities and
Exchange  Commission ("SEC") filings.  These and many other factors could affect the  Corporation's  future financial  condition and operating  results and could
cause  actual  results  to  differ   materially  from   expectations   based  on
forward-looking statements made in this document or elsewhere by the Corporation or on its behalf.  The Corporation  undertakes no obligation to revise or update any forward-looking statements.

    The  following   information   should  be  read  in  conjunction   with  the
Consolidated  Financial  Statements and the  accompanying  Notes to Consolidated
Financial  Statements  included in this Annual Report.  All references to fiscal year apply to the  Companies'  fiscal  year which ends on  September  30 of each year.

                                     Part I
Item 1.  Business.

         General

         MACC  Private  Equities  Inc. was formed as a Delaware  corporation  on
March 3, 1994. It is qualified as a business  development  company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Corporation
has  one  direct   wholly-owned   subsidiary,   MorAmerica  Capital  Corporation
("MorAmerica"). As of September 30, 2005, MorAmerica comprised approximately 99%
of the Corporation's assets.  MorAmerica is an Iowa corporation  incorporated in
1959 and which has been licensed as a small business investment company ("SBIC")
since that year. It has also elected treatment as a BDC under the 1940 Act.

         The Corporation's Operation as a BDC

         As noted above,  both the Corporation and its wholly-owned  subsidiary,
MorAmerica,  have elected  treatment as BDCs under the 1940 Act.  Under the 1940
Act, a BDC may not  acquire any asset  other than  Qualifying  Assets as defined under the 1940 Act,  unless,  at the time the  acquisition  is made,  Qualifying
Assets represent at least 70 percent of the value of the BDC's total assets. The principal  categories  of  Qualifying  Assets  relevant  to the  business of the
Companies are the following:

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

                  The  Corporation's   investment  in  all  of  the  issued  and
                  outstanding  common stock of  MorAmerica  is also a Qualifying
                  Asset under the 1940 Act.

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

         Under the 1940 Act,  once a company  has elected to be  regulated  as a
BDC,  it may not  change  the  nature of its  business  so as to cease to be, or withdraw  its  election as, a BDC unless  authorized  by vote of a majority,  as defined in the 1940 Act, of the  company's  shares.  In order to maintain  their status as BDCs, the  Corporation  and MorAmerica  each must have at least 50% of their total  assets  invested in the types of portfolio  companies  described by
Sections 55(a)(1) though 55(a)(3) of the 1940 Act. Accordingly,  the Corporation
and MorAmerica  may not withdraw  their BDC elections or otherwise  change their business so as to cease to qualify as BDCs without shareholder approval.

         Investments and Divestitures

         MorAmerica invested $781,611 in follow-on investments in three existing portfolio  companies  in  fiscal  year  2005.  The  Companies'  investment-level
objectives  on  a   consolidated   basis  call  for  follow-on   investments  of
approximately  $500,000  during  fiscal year 2006,  unless the  Companies  raise additional  capital,  subject to  adjustment  based upon  current  economic  and operating conditions.

         During fiscal year 2005, the  Corporation  recorded a net realized gain on investments of $3,672,664.

Item 1A.  Risk Factors.

AN  INVESTMENT  IN THE  CORPORATION  IS SUBJECT TO A NUMBER OF RISKS AND SPECIAL
CONSIDERATIONS,  INCLUDING THE FOLLOWING.  YOU SHOULD  CAREFULLY  CONSIDER THESE
RISK  FACTORS,  TOGETHER  WITH  ALL OF THE  OTHER  INFORMATION  INCLUDED  IN OUR
PROSPECTUS,  BEFORE YOU DECIDE WHETHER TO MAKE AN INVESTMENT.  THE RISKS SET OUT
BELOW ARE THE  PRINCIPAL  RISK  FACTORS  ASSOCIATED  WITH AN  INVESTMENT  IN THE
CORPORATION, AS WELL AS THOSE FACTORS GENERALLY ASSOCIATED WITH AN INVESTMENT IN
A COMPANY WITH INVESTMENT OBJECTIVES,  INVESTMENT POLICIES, CAPITAL STRUCTURE OR
TRADING MARKETS SIMILAR TO THE CORPORATION'S.

RISKS RELATED TO OUR INVESTMENTS

Our investments may be risky, and you could lose all or part of your investment.

         The Corporation is designed for long-term  investors.  Investors should not rely on the Corporation for their  short-term  financial needs. The value of the higher risk securities in which the Corporation  invests will be affected by general  economic  conditions;  the  securities  market;  the markets for public offerings and corporate  acquisitions;  specific  industry  conditions;  and the management of the individual portfolio companies.  Additionally, the Corporation may not achieve its investment objectives.

An investment  strategy focused primarily on privately-held  companies  presents certain  challenges,  including  the lack of available  information  about these companies, a dependence upon the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

         As a BDC,  the  Corporation  invests a large  portion  of its assets in restricted  securities issued by small,  private  companies,  some of which have operated at losses or have  experienced  substantial  fluctuations  in operating results.  There is generally little or no publicly  available  information about such companies and the Corporation  must rely on the diligence of its investment advisor to obtain the information  necessary for the  Corporation's  decision to invest  in these  companies.  In order to  maintain  its  status  as a BDC,  the
Corporation  must have at least 70 percent of its total assets invested in these types of portfolio companies, as described in Sections 55(a)(1) through 55(a)(3)
of the 1940 Act.  Typically,  such  companies  depend  for their  success on the management  talents and  efforts of one person or a small  group of persons,  so that the death, disability or resignation of such person or persons could have a materially adverse impact on them.  Moreover,  smaller companies frequently have narrower  product  lines and smaller  market shares than larger  companies  and, therefore, may be more vulnerable to competitors' actions and market conditions, as  well  as  general  economic  downturns.  Such  companies  may  face  intense
competition,   including  competition  from  companies  with  greater  financial resources, more extensive research and development, manufacturing, marketing and service capabilities,  and a larger number of qualified managerial and technical personnel.  Because these companies will generally have highly leveraged capital structures,  reduced cash flow resulting from an adverse  business  development, shifts in customer  preferences,  or an economic  downturn or the  inability  to complete a public  offering or other  financing may adversely  affect the return on, or the recovery of, the Corporation's investment in them. Investment in such companies therefore involves a high degree of business and financial risk, which can result in substantial losses and,  accordingly,  should be considered highly
speculative.   No  assurance  can  be  given  that  some  of  the  Corporation's investments will not result in substantial or complete losses.

The long-term character of our portfolio investments may negatively impact their current return and capital gains.

         The Corporation's  investments yield a current return for most of their lives,  but generally only produce a capital gain, if any, from an  accompanying equity  feature after five to eight years.  Both the current yield and a capital gain must be achieved  on most  investments  in order to meet the  Corporation's investment  goals.  There can be no  assurance  that either a current  return or capital gain will actually be achieved on the Corporation's investments.

Because our portfolio  investments are typically  privately-issued,  there is no market for the securities, and thus their value is decreased.

         Most  of the  investments  of the  Corporation  consist  of  securities acquired directly from their issuers in private  transactions.  They are usually subject to restrictions on resale and are generally  illiquid.  Usually there is no established trading market for such securities into which they could be sold.
In  addition,  most of the  securities  are not  eligible for sale to the public without  registration  under  the  Securities  Act  of  1933,  as  amended  (the
"Securities Act"), which would involve delay and expense.  Restricted securities generally sell at a price lower than similar  securities that are not subject to restrictions on sale.

There may be circumstances  where our debt investments  could be subordinated to claims of other creditors or we could be subject to lender liability claims.

         If one of our portfolio companies were to go bankrupt,  even  though we may have  structured  our  interest as senior  debt,  depending on the facts and circumstances,  including  the extent to which we actually  provided  managerial assistance to that portfolio  company,  a bankruptcy court might  recharacterize our debt holding and  subordinate all or a portion of our claim to that of other creditors.  In addition,  lenders can be subject to lender  liability claims for actions taken by them where they become too involved in the borrower's  business or exercise  control  over the  borrower.  It is possible  that we could  become subject to a lender's liability claim, including as a result of actions taken if we actually render significant managerial assistance.

Our  portfolio  companies  may incur debt or issue equity  securities  that rank equally with, or senior to, our investments in such companies.

         The  Corporation's  portfolio  companies  usually  will have, or may be permitted  to incur,  other debt,  or issue other equity  securities,  that rank equally with, or senior to, the  securities in which we invest.  By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive  payments in respect of the  securities in which we invest.  Also, in the event of insolvency, liquidation, dissolution,  reorganization or bankruptcy of a portfolio  company,  holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment.  After repaying the senior security  holders,  the portfolio  company may not have any remaining assets to use for  repaying  its  obligation  to us.  In the case of  securities ranking equally with securities in which we invest, we would have to share on an equal basis any  distributions  with other  security  holders in the event of an insolvency,  liquidation,  dissolution,  reorganization  or  bankruptcy  of  the relevant portfolio company.

RISKS RELATED TO OUR BUSINESS

Closed-end investment companies' shares usually trade below net asset value.

         Shares  of  closed-end   investment   companies  like  the  Corporation
frequently trade at a discount from net asset value and the Corporation's shares have  historically  traded at a discount from net asset value.  At September 30,
2005,  the  Corporation's  shares traded at a 53.6%  discount to their net asset value.  This  characteristic  of shares of  closed-end  investment  companies is separate and distinct from the risk that the  Corporation's  per share net asset value will decline. In addition,  due to the following reasons,  the Corporation is not only  different  from  other  closed-end  funds,  is a greater  risk than similar venture capital closed-end funds.

   •     First, many closed-end funds generally are structured to produce annual dividends to shareholders. The Corporation, however, does not presently pay dividends but, rather,  retains all income after taxes and expenses to reduce debt or fund  additional  investments and thus create capital appreciation.  The return to holders of the Corporation's  Common Stock is  thus  anticipated  to be  long-term  and  capital  in  nature.  The
         Corporation's Board of Directors (the "Board") will, however,  consider payment of  dividends  in the future  and  reserves  the right to do so without shareholder approval.

   •     Second,  due to  several  factors,  including  the  small  size  of the
         Corporation  relative to fixed expenses,  and the fact that much of the income of the  Corporation  arises  through  capital  gains rather than ordinary  income,  on a consolidated  basis,  the  Corporation has lost money (that is, had net investment expense,  rather than new investment income)  in each  of the  last  five  years.  Many  similar  funds  are structured  to earn  sufficient  current  income to  achieve  operating income (investment income in excess of operating expenses) each year.

Many of our portfolio  investments  will be recorded at fair value as determined in good faith by our Board and, as a result, there will be uncertainty as to the value of our portfolio investments.

         Pursuant to the requirements of the 1940 Act,  substantially all of the
Corporation's  portfolio investments are recorded at fair value as determined in good  faith by our  Board on a  quarterly  basis,  and,  as a  result,  there is uncertainty regarding the value of the Corporation's  portfolio investments.  At
September  30,  2005,  approximately  82%  of  the  Corporation's  total  assets represented  investments  recorded at fair value.  Since there is  typically  no readily  ascertainable  market value for the  investments  in the  Corporation's portfolio,  our  Board  determines  in  good  faith  the  fair  value  of  these investments  pursuant to a valuation policy and a consistently applied valuation process.

         There is no single standard for  determining  fair value in good faith.
As a result,  determining  fair value  requires  that judgment be applied to the specific facts and circumstances of each portfolio  investment while employing a consistently  applied  valuation  process  for  the  types  of  investments  the
Corporation  makes.  Unlike banks, the Corporation is not permitted to provide a general reserve for anticipated loan losses; the Corporation is instead required by the 1940 Act to  specifically  value each  individual  investment  and record unrealized depreciation for an investment that the Corporation believes has lost value, including where collection of a debt security or

realization  of an equity  security is  doubtful.  Conversely,  the  Corporation records  unrealized  appreciation  if the Corporation has an indication that the underlying  portfolio  company  has  appreciated  in value and,  therefore,  our security has also  appreciated in value,  where  appropriate.  Without a readily ascertainable market value and because of the inherent uncertainty of valuation, fair value of our  investments  determined in good faith by the Board may differ significantly  from the  values  that  would  have been used had a ready  market existed for the investments, and the differences could be material.

         We adjust  quarterly  the  valuation  of our  portfolio  to reflect the
Board's determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as "Net change in unrealized depreciation/appreciation on investments."

Risk under SBA Agreement.

         On January 4, 2005, the Corporation's subsidiary, MorAmerica, and three other SBICs reached a settlement  agreement regarding  arbitration  proceedings.
The settlement  required the SBICs to pay a monetary award to the other party to the proceedings  and also required  approval by the United States Small Business
Administration ("SBA"). In approving the settlement,  the SBA required the SBICs to agree,  jointly and severally,  to be liable to SBA for up to one-half of the
SBA's  potential  losses on SBA debentures  issued by the SBICs, up to a maximum payment of $7.5  million.  The SBA will incur losses under this  agreement  only following full and final  liquidation of any of these SBICs whose SBA debentures are not repaid in full.  Should  MorAmerica  ever be  required to make a payment under this agreement, it will have a claim against the other three SBICs.

We operate in a highly competitive market for investment opportunities.

         A large  number of entities and  individuals  compete for  the kinds of investments made by the Corporation. Many of these entities and individuals have greater financial  resources than the resources of the Corporation.  As a result of this  competition,  the Corporation may, from time to time, be precluded from entering into  attractive  transactions  on terms  considered by the  Investment
Adviser to be prudent in light of the risks to be assumed.

We may not be able to elect pass-through tax treatment in the future as planned.

         Currently,  the Corporation is a taxable entity (a "C  corporation") in order to utilize net operating loss  carryforwards  generated from a predecessor company  as  well as the  Corporation's  operating  losses.  In the  future  the
Corporation  may elect to qualify for  pass-through  tax treatment  contained in
Subchapter  M of the  Internal  Revenue  Code  of  1986,  as  amended  ("Code").
Subchapter M treatment  essentially  means that  certain  income is taxed at the shareholder  level  only  with  no tax  at the  corporate  level,  although  the
Corporation may be subject to a corporate level tax on certain built-in gains in existence at the time the  Corporation  would first become subject to Subchapter
M. It is possible that, for a number of reasons,  the  Corporation may be unable to meet  Subchapter  M  requirements,  or that it may also cease to qualify  for pass-through  treatment, or be subject to a four percent excise tax, if it fails to make  certain  distributions.  Under the 1940  Act,  the  Corporation  is not
permitted to make  distributions  to shareholders  unless it meets certain asset coverage  requirements  with  respect to money  borrowed  and senior  securities issued.  Non-availability  of pass-through  tax treatment may potentially have a materially  adverse  effect  on the total  return,  if any,  obtainable  from an investment in the Corporation's  shares,  once net operating loss  carryforwards are no longer available and the Subchapter M election has become advantageous.

We are  dependent  upon the  Investment  Advisor's  key personnel for our future success.

         The  Corporation is  wholly  dependent for the selection,  structuring, closing and  monitoring  of its  investments  on the  diligence and skill of its officers and of its investment advisor, InvestAmerica Investment Advisors,  Inc.
("InvestAmerica"),  subject to supervision by the Board.  However,  the advisory agreement  with  InvestAmerica  is  short-term  in  nature  and are  subject  to cancellation  on sixty days' notice.  InvestAmerica's  management  believes that performance is attributable  largely to the abilities and experiences of certain key individuals.  The loss to InvestAmerica  of these  individuals  could have a material adverse effect on the Corporation's performance.

Potential significant conflicts of interest may impact our investment returns.

         All  of  our   officers   also  serve   in  similar   capacities   with
InvestAmerica,  and with its affiliates,  which include  investment  advisors to other  investment  funds.  Accordingly,  our  officers may have  obligations  to investors in those  entities,  the fulfillment of which might not be in the best interests of the  Corporation  or its  stockholders  or that may require them to devote time to services for such other entities,  which could interfere with the
time   available   to  provide   services  to  the   Corporation.   Nonetheless,
InvestAmerica is of the opinion that the efforts of its officers relative to the
Corporation  will be synergistic  with and beneficial to the affairs of both the
Corporation and InvestAmerica.

         As a result of regulatory restrictions,  we are not permitted to invest in any portfolio company in which the advisor or any affiliate  currently has an investment.  However,  under the terms of an exemptive order granted by the SEC, under certain  specified  circumstances,  the  Corporation  may invest (and make follow on investments)  in portfolio  companies at the same time and on the same terms as  InvestAmerica's  affiliates.  All such investments are reviewed by the
Corporation's independent directors to assure conformity to the exemptive order.

If we issue senior securities,  including debt, we will be exposed to additional risks, including the typical risks associated with leverage.

         The  Corporation may borrow funds from and issue senior debt securities to banks,  insurance companies or other lenders up to the limit permitted by the
1940 Act.  Currently,  through  MorAmerica,  the  Corporation has borrowed funds through the SBIC  programs  established  by the SBA. Such  borrowings  cause the
Corporation to be leveraged.  When such borrowings are incurred,  the lenders of these funds will have fixed dollar claims on the  Corporation's  assets superior to the claims of the Corporation's  shareholders.  Decreases in the value of the investments  below  their  value  at the time of  acquisition  would  cause  the
Corporation's net asset value to decline more sharply than it would if the funds had not been borrowed. Any decrease in the rate of income would cause net income to  decline  more  sharply  than it would had the funds  not been  borrowed  and invested.  Leverage  is  thus  generally  considered  a  speculative  investment technique.  Conversely,  however,  the ability of the Corporation to achieve its investment  objectives may depend in part on its ability to acquire  leverage on favorable terms by borrowing  through the SBA, banks or insurance  companies and there can be no assurance that such leverage can in fact be acquired. Changes in legislation  applicable to or  Congressional  funding for the SBA, or changes in the SBA regulations,  may have an adverse impact on the future ability of either the Corporation or MorAmerica to acquire such leverage.

         The  Corporation,  on a  consolidated  basis  through its  wholly-owned subsidiary MorAmerica,  had outstanding  $16,790,000 in subordinated  debentures issued to various  parties and  guaranteed by the SBA on September 30, 2005. The following describes the maturities and interest rates of these debentures:

         Due Year Ending
          September 30            Principal Amount           Fixed Interest Rate
              2010                   $3,500,000                     8.45%
              2011                   $5,835,000                     6.89%
              2012                   $7,455,000                     7.03%
The  Corporation is currently  using proceeds of portfolio  liquidity  events to reduce its SBA debt and does not currently anticipate drawing new SBA leverage.

To  protect or  maintain  our  existing  portfolio  investments,  we may need to increase our investments in existing portfolio companies.

         Following its initial  investment,  the Corporation may make additional debt and equity investments in portfolio companies ("follow-on  investments") in order to increase its investment in a successful  portfolio company, to exercise securities  that were  acquired  in the  original  financing,  to  preserve  the
Corporation's  proportionate ownership when a subsequent financing is planned or to protect the Corporation's  initial  investment when such portfolio  company's performance  does not meet  expectations.  The failure or inability to make such follow-on  investments may, in certain  circumstances,  jeopardize the continued
viability of a portfolio  company and the  Corporation's  initial  investment in that company.

Changes in the law or regulations that govern us could have a material impact on us or our operations.

         We  are  regulated  by the  SEC  and  our  subsidiary,  MorAmerica,  is regulated  by the SBA.  In  addition,  changes in the laws or  regulations  that govern BDCs,  regulated  investment companies and SBICs may significantly affect our  business.  Any change in the law or  regulations  that govern our  business could have a material impact on us or our  operations.  Laws and regulations may be changed from time to time, and the  interpretations  of the relevant laws and regulations also are subject to change,  which may have a material effect on our operations.

Results may fluctuate and may not be indicative of future performance.

         Our operating results may fluctuate and, therefore, you should not rely on current or historical  period results to be indicative of our  performance in future  reporting  periods.  Factors  that  could  cause  operating  results  to fluctuate  include,  but  are  not  limited  to,  variations  in the  investment origination  volume and fee income earned,  variation in timing of  prepayments, variations in and the timing of the  recognition of net realized gains or losses and  changes  in  unrealized  appreciation  or  depreciation,  the  level of our expenses,  the degree to which we  encounter  competition  in our  markets,  and general economic conditions.

Our Common Stock price may be volatile.

         The trading price of our Common Stock may fluctuate substantially.  The price of the Common Stock may be higher or lower than the price you pay for your shares,  depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

          •    price and volume  fluctuations  in the overall  stock market from time to time;

          •    significant  volatility in the market price and trading volume of securities of BDCs or other financial services companies;

          •    changes in laws or  regulatory  policies or tax  guidelines  with respect to BDCs or regulated investment companies;

          •    actual or anticipated  changes in our earnings or fluctuations in
               our  operating   results  or  changes  in  the   expectations  of
               securities analysts;

          •    risks  associated with possible  disruption in our operations due to terrorism;

          •    general economic conditions and trends;

          •    loss of a major funding source;

          •    departures of key personnel; or

          •    other risks and  uncertainties  as may be  detailed  from time to time in our public announcements and SEC filings.

Item 2.  Properties.

         The Corporation does not own or lease any properties or other  tangible assets.  Its business premises and equipment are furnished by InvestAmerica (the
"Investment Advisor"),  the investment advisor to the Companies.  The Investment
Advisor is compensated for its provision of the business  premises and equipment to the  Company  through  the  management  fees  paid  by the  Companies  to the
Investment Advisor.

Item 3.  Legal Proceedings.

         As previously  disclosed,  MorAmerica,  along with other parties, was a defendant in a suit filed by BFS Diversified  Products,  LLC ("BFS") in the Iowa
District  Court of Polk County,  Iowa on March 26, 2004. A settlement  agreement among BFS,  MorAmerica  and all of the other  defendants was executed on October
31,  2005,  and  MorAmerica  funded  its  portion  of  the  settlement   amount,
$78,487.50, on that date.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Corporation held its annual  shareholders  meeting on July 19, 2005
(the "Shareholders  Meeting").  The following table lists the matters voted upon at the Shareholders  Meeting, the number of votes cast for, against or withheld, and the number of abstentions for each matter.

                             Matter                                 Votes        Votes         Votes     Abstentions
                                                                     for        against      withheld
• Election of Benjamin Jiaravanon as Director:                    1,719,443        --         22,603          --
• Election of Gordon Roth as Director:                            1,719,642        --         22,404          --
• Election of Paul Bass as Director:                              1,719,616        --         22,430          --
• Election of Jasja Kotterman as Director:                        1,702,088        --         39,958          --
• Election of Geoffrey Woolley as Director:                       1,719,607        --         22,439          --
• Election of Michael Dunn as Director:                           1,719,642        --         22,404          --
• Election of Martin Walton as Director:                          1,719,549        --         22,497          --
• Proposed amendment to the Corporation's Amended and Restated
By-Laws to provide for the classification of the Corporation's     658,249      838,090       816,708       16,208
Board of Directors:
• Approval of the Investment Advisory Agreement between           1,465,344      16,794       816,708       30,409
MorAmerica and InvestAmerica:
• Approval of the Investment Advisory Agreement between the       1,467,331      16,480       816,708       28,736
Corporation and InvestAmerica:
• Authorization for the Corporation to issue rights to acquire    1,354,722     129,109       816,708       28,716
authorized shares of Common Stock of the Corporation:
• Ratification of the Board of Director's appointment of KPMG
LLP as the Corporation's independent registered public            1,718,206      4,920        587,209       18,920
accounting firm:

                                     PART II

Item 5.  Market for Registrant's Common Equity,  Related Stockholder Matters and
Issuer Purchases of Equity Securities.

         Information  in response to this Item is  incorporated  by reference to the  "Shareholder  Information"  section of the  Corporation's  Annual Report to
Shareholders  for the fiscal year ended  September  30,  2005 (the "2005  Annual
Report").

Item 6.  Selected Financial Data.

         Information  in response to this Item is  incorporated  by reference to the "Selected Financial Data" section of the 2005 Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         of Operation.

         Information  in response to this Item is  incorporated  by reference to the "Management's Discussion and Analysis" section of the 2005 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Information  in response to this Item is  incorporated  by reference to the "Quantitative and Qualitative  Disclosures About Market Risk" section of the
2005 Annual Report.

Item 8.  Financial Statements and Supplementary Data.

         Information  in response to this Item is  incorporated  by reference to
the  Consolidated  Financial  Statements,   notes  thereto  and  report  thereon
contained in the 2005 Annual Report.

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
          Financial Disclosure.

         There are no items to report.

Item 9A.   Controls and Procedures.

         In accordance  with  Item 307 of Regulation S-K  promulgated  under the
Securities Act, the Chief Executive  Officer and Chief Financial  Officer of the
Corporation  (the  "Certifying  Officers")  have  conducted  evaluations  of the
Corporation's  disclosure  controls and  procedures.  As defined under  Sections
13a-15(e) and 15d-15(e) of the Securities  Exchange Act of 1934, as amended (the
"Exchange Act"), the term  "disclosure  controls and procedures"  means controls and other  procedures of an issuer that are designed to ensure that  information required to be  disclosed  by the issuer in the reports that it files or submits under the Exchange Act is recorded,  processed,  summarized and reported, within the time  periods  specified  in the  Commission's  rules and forms.  Disclosure controls and procedures  include,  without  limitation,  controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports  that it files or submits  under the  Exchange  Act is  accumulated  and communicated  to the issuer's  management,  including  its  principal  executive officer or officers and  principal  financial  officer or  officers,  or persons performing similar functions, as appropriate to allow timely decisions regarding required  disclosure.  The Certifying  Officers have reviewed the  Corporation's disclosure  controls and procedures  and have  concluded  that those  disclosure controls and  procedures  are  effective as of the date of this Annual Report on
Form 10-K. In compliance with Section 302 of the  Sarbanes-Oxley Act of 2002 (18
U.S.C.   1350),   each  of  the  Certifying   Officers   executed  an  Officer's
Certification included in this Annual Report on Form 10-K.

         As of the date of this Annual Report on Form 10-K,  there have not been any significant changes in the Corporation's  internal controls or other factors that could  significantly  affect these controls subsequent to the date of their
evaluation,   including  any  corrective  actions  with  regard  to  significant deficiencies and material weaknesses.

Item 9B.  Other Information.

         There are no items to report.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         Information  in response to this Item is  incorporated  by reference to the  identification  of  directors  and nominees  contained in the  "Election of
Directors"  section  and the  subsection  captioned  "Section  16(a)  Beneficial
Ownership Reporting Compliance" of the Corporation's  definitive proxy statement in connection with its 2006 Annual Meeting of Stockholders, scheduled to be held on February 28, 2006 (the "2006 Proxy Statement").

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

         Section 16(a) Beneficial Ownership Reporting Compliance

         Pursuant to Section 16(a) of the Exchange  Act,  officers and directors of  the  Corporation  and  persons  beneficially  owning  10%  or  more  of  the
Corporation's Common Stock (collectively, "reporting persons") must file reports on Forms 3, 4 and 5 regarding  changes in their  holdings  of the  Corporation's equity  securities  with the SEC.  Based solely upon a review of copies of these reports sent to the Secretary of the Corporation,  the Corporation believes that all Forms 3, 4, and 5 required to be filed by all  reporting  persons  have been properly and timely filed with the SEC.

         Code of Ethics

         The Corporation has adopted a Code of Business  Conduct and Ethics that applies to all of the  Corporation's  officers,  directors  and  employees.  The
Corporation's  Code of  Business  Conduct and Ethics is filed with the SEC as an exhibit to its 2003 Annual Report on Form 10-K.

         If the  Corporation  makes any  substantive  amendments  to the Code of
Business Conduct and Ethics or grant any waiver,  including any implicit waiver, from a  provision  of the Code of Business  Conduct and Ethics to its  principal executive or principal  financial  officer,  the  Corporation  will disclose the nature of such  amendment  or waiver in a report on Form 8-K. A copy of the Code of Business  Conduct and Ethics  will be mailed to persons  without  charge upon written  request to Secretary,  MACC Private  Equities  Inc., 101 Second Street,
S.E., Suite 800, Cedar Rapids, Iowa 52401 or by calling (319) 363-8249.

Item 11.  Executive Compensation.

         Information  in response to this Item is  incorporated  by reference to the subsection  captioned  "Compensation of Directors and Executive Officers" of
the 2006 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Information  in response to this Item is  incorporated  by reference to
the  subsection   captioned  "Section  16(a)  Beneficial   Ownership   Reporting
Compliance" of the 2006 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

         Information  in response to this Item is  incorporated  by reference to the  subsection  captioned  "Director  Nominee  Interests in  Affiliates  of the
Corporation" of the 2006 Proxy Statement.

Item 14.  Principal Accounting Fees and Services.

         Information  in response to this Item is  incorporated  by reference to the  subsection  captioned  "Independent  Auditor Fees and Services" of the 2006
Proxy Statement.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Documents filed as part of this Report:

        (1)   A.   The following financial statements are incorporated  by
                   reference to the 2005 Annual Report.
                   Consolidated Balance Sheet at September 30, 2005
                   Consolidated Statement of Operations for the year ended
                          September 30, 2005
                   Consolidated  Statements of Changes in Net Assets for
                          the  years  ended  September  30,  2005  and
                          September 30, 2004
                   Consolidated  Statement  of Cash  Flows  for the year
                          ended September 30, 2005
                   Notes to Consolidated Financial Statements
                   Consolidated Schedule of Investments as of September 30, 2005
                   Notes to the Consolidated Schedule of Investments

              B.   The Report of the Registered  Independent  Public Accounting
                   Firm with respect to the financial  statements  listed in A.
                   above  is  incorporated  by  reference  to the  2005  Annual
                   Report.

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

              3(i).1(1)    Certificate of Incorporation of the Corporation.
              3(i).2(2)    Articles of Amendment to the  Certificate of
                           Incorporation  of  the  Corporation.
              3(ii)(3)     Amended   and   Restated   By-Laws   of  the
                           Corporation.
              4.           See Exhibits 3(i).1 and 3(i).2.
              10.1(4)      Investment Advisory Agreement between MACC Private
                           Equities Inc. and InvestAmerica Investment  Advisors,
                           Inc. dated July 21, 2005.
              10.2(4)      Investment Advisory Agreement between MorAmerica
                           Capital Corporation and InvestAmerica Investment
                           Advisors, Inc. dated July 21, 2005.
              13           2005 Annual Report to Stockholders.

              14(5)        Code of Business Conduct and Ethics
              21(5)        Subsidiary of the  Corporation  and  jurisdiction  of
                           incorporation.
              31.1         Section 302 Certification of David R. Schroder
                           (President).
              31.2         Section 302 Certification of Robert A. Comey (CFO).
              32.1         Section 906 Certification of David R. Schroder
                           (President).
              32.2         Section 906 Certification of Robert A. Comey (CFO).

              (1)   Incorporated  by  reference to the  Corporation's  Quarterly
                    Report on Form 10-Q for the quarterly period ended March 31,
                    1997, as filed with the SEC on May 14, 1997.
              (2)   Incorporated  by  reference to the  Corporation's  Quarterly
                    Report on Form 10-Q for the quarterly  period ended June 30,
                    2005, as filed with the SEC on August 15, 2005.
              (3)   Incorporated by reference to the Corporation's Annual Report on  Form 10-K  for the  period  ended September 30, 2002, as filed with the SEC on December 27, 2002
              (4)   Incorporated  by  reference to the  Corporation's  report on
                    Form 8-K as filed with the SEC on July 21, 2005.
              (5)   Incorporated by reference to the Corporation's Annual Report on Form 10-K for the period ended  September  30,  2003,  as filed with the SEC on December 29, 2003.

(b)      Exhibits

         See (a)(3) above.

(c)      Financial Statement Schedules

         See (a)(1) and (a)(2) above.

                                   SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 29, 2005.

                                          /s/ David R. Schroder
                                       -----------------------------------------
                                       David R. Schroder
                                       President and Secretary

                                         /s/ Robert A. Comey
                                       -----------------------------------------
                                       Robert A. Comey
                                       Chief Financial Officer and Treasurer

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this
Report  has  been  signed  below  by the  following  persons  on  behalf  of the
Registrant in the capacities and on the dates indicated.

              Signature                                          Date

    /s/ Geoffrey T. Woolley                                December 29, 2005
-------------------------------------------             ------------------------
Geoffrey T. Woolley, Chairman of the Board

    /s/ Paul M. Bass                                       December 29, 2005
-------------------------------------------             ------------------------
Paul M. Bass, Jr., Director

    /s/ Michael W. Dunn                                    December 29, 2005
-------------------------------------------             ------------------------
Michael W. Dunn, Director

    /s/ Benjamin Jiaravanon                                December 29, 2005
-------------------------------------------             ------------------------
Benjamin Jiaravanon, Director

    /s/ Jasja Kotterman                                    December 29, 2005
-------------------------------------------             ------------------------
Jasja Kotterman, Director

    /s/ Gordon J. Roth                                     December 29, 2005
-------------------------------------------             ------------------------
Gordon J. Roth, Director

-------------------------------------------             ------------------------
Martin Walton, Director