Form 10-Q
period 2005-12-31
MACC PRIVATE EQUITIES INC
filed 2006-02-14
CIK 923808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 2005
                              --------------------------------------------------
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
         ---------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (319) 363-8249
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

              -----------------------------------------------------
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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large  accelerated  filer" in Rule 12b-2 of the Exchange  Act.  (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as defined in Rule 12b-2 of the Exchange Act).

                                                                Yes [ ]   No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares  outstanding of each of the issuer's  classes of common stock, as of the latest practicable date.

     At December 31, 2005, the registrant had issued and  outstanding  2,464,621 shares of common stock.

                                  Page 1 of 29

                                      Index

 PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements                                              Page

          Condensed Consolidated Balance
          Sheets at December 31, 2005 (Unaudited)
          and September 30, 2005.........................................   3

          Condensed Consolidated Statements of
          Operations (Unaudited) for the three months
          ended December 31, 2005 and December 31, 2004..................   4

          Condensed Consolidated Statements of
          Cash Flows (Unaudited) for the three months
          ended December 31, 2005 and December 31, 2004..................   5

          Notes to (Unaudited) Condensed Consolidated
          Financial Statements...........................................   6

          Consolidated Schedule of Investments (Unaudited)
          at December 31, 2005...........................................   8

  Item 2. Management's Discussion and Analysis
          of Financial Condition and Results Of Operations...............   13

  Item 3. Quantitative and Qualitative

          Certifications................................See Exhibits 31 and 32

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets

                                                                          December 31,   September 30,
                                                                              2005           2005
                                                                          (Unaudited)
                                                                          ------------   -------------

Assets

Loans and investments in portfolio securities, at market or fair value:
  Unaffiliated companies (cost of $4,958,192 and $5,288,757)              $  4,731,441      5,039,691
  Affiliated companies (cost of $17,452,865 and $17,406,157)                16,839,578     17,722,809
  Controlled companies (cost of $3,254,151 and $3,247,063)                   2,981,350      3,083,048
Cash and money market accounts                                               4,667,849      2,393,149
Interest receivable                                                            243,644        172,270
Other assets                                                                   986,524      2,925,247
                                                                          ------------   ------------
        Total assets                                                      $ 30,450,386     31,336,214
                                                                          ============   ============

Liabilities and net assets

Liabilities:
  Debentures payable                                                      $ 16,790,000     16,790,000
  Incentive fees payable                                                       566,426        566,426
  Accrued interest                                                             405,693        100,378
  Accounts payable and other liabilities                                        75,929        214,435
                                                                          ------------   ------------
        Total liabilities                                                 $ 17,838,048     17,671,239
                                                                          ------------   ------------

Net assets:
  Common stock, $.01 par value per share;
     authorized 10,000,000 shares;
     issued and outstanding 2,464,621 shares                                    24,646         24,646
  Additional paid-in-capital                                                13,700,531     13,736,758
  Unrealized depreciation on investments                                    (1,112,839)       (96,429)
                                                                          -------------  -------------

        Total net assets                                                    12,612,338     13,664,975
                                                                          ------------   ------------

        Total liabilities and net assets                                  $ 30,450,386     31,336,214
                                                                          ============   ============

Net assets per share                                                      $    5.12           5.54
                                                                          ============   ============

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                   For the three   For the three
                                                   months ended    months ended
                                                   December 31,    December 31,
                                                       2005             2004
                                                  --------------   -------------

Investment income:
  Interest
    Unaffiliated companies                         $     59,538          50,100
    Affiliated companies                                193,886         219,467
    Controlled companies                                 18,786         208,047
    Other                                                33,954          18,984
  Dividends
    Unaffiliated companies                                2,187            ---
    Affiliated companies                                 23,333         194,152
  Processing fees                                         ---             7,700
  Other                                                   ---             1,000
                                                  --------------   -------------

       Total investment income                          331,684         699,450
                                                  --------------   -------------

Operating expenses:
  Interest expenses                                     319,059         521,068
  Management fees                                       117,439         244,439
  Professional fees                                      41,921         176,783
  Other                                                  73,304          82,622
                                                  -------------    -------------

       Total operating expenses                         551,723       1,024,912

       Investment expense, net                         (220,039)       (325,462)
                                                  --------------   -------------

Realized and unrealized (loss) gain on investments
      and other assets:
  Net realized gain (loss) on investments:
   Unaffiliated companies                               213,333      (2,467,409)
  Net change in unrealized depreciation/appreciation
      on investments                                 (1,016,410)      2,981,776
  Net change in unrealized loss
      on other assets                                   (29,521)        (24,659)
                                                  --------------   -------------

        Net (loss) gain on investments                 (832,598)        489,708
                                                  --------------   -------------

        Net change in net assets
           from operations                          $(1,052,637)        164,246
                                                  ==============   =============

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        For the three    For the three
                                                                        months ended     months ended
                                                                        December 31,     December31,
                                                                             2005             2004
                                                                        -------------    -------------

Cash flows from operating activities:
  (Decrease) increase in net assets from operations                     $ (1,052,637)         164,246
                                                                        ------------     -------------

  Adjustments to reconcile (decrease) increase
       in net assets from operations to net cash
       provided by operating activities:
         Net realized and unrealized loss (gain) on investments              803,077         (514,367)
         Net realized and unrealized loss on other assets                     29,521           24,659
         Proceeds from disposition of and payments on
            loans and investments in portfolio securities                    593,472          850,992
         Purchases of loans and investments in
            portfolio securities                                            (103,370)        (385,000)
         Change in interest receivable                                       (71,374)         (59,452)
         Change in other assets                                            1,911,753           58,819
         Change in accrued interest, deferred incentive fees payable,
             accounts payable and other liabilities                          164,258          478,258
                                                                        ------------     ------------

           Total adjustments                                               3,327,337          453,909
                                                                        ------------     ------------

             Net cash provided by operating activities                     2,274,700          618,155
                                                                        ------------     ------------

Cash flows from financing activities:
         Proceeds from issuance of note payable-related party                  ---             35,000
                                                                        ------------     ------------

             Net cash provided by financing activities                         ---             35,000
                                                                        ------------     ------------

             Net increase in cash and cash equivalents                     2,274,700          653,155

Cash and cash equivalents at beginning of period                           2,393,149        4,774,771
                                                                        ------------     ------------

Cash and cash equivalents at end of period                              $  4,667,849        5,427,926
                                                                        ============     ============

Supplemental disclosure of cash flow information -
  Cash paid during the period for interest                              $      ---             37,853
                                                                        ============     ============

Supplemental disclosure of noncash investing and financing
  information -
  Assets received in exchange of securities                             $      ---             24,236
                                                                        ============     ============

See accompanying notes to unaudited condensed consolidated financial statements.

MACC PRIVATE EQUITIES INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying  unaudited  condensed  consolidated  financial  statements include the accounts of MACC Private  Equities Inc.  (Equities)  and it's wholly owned subsidiary  MorAmerica Capital Corporation (MACC) which have been prepared in accordance with accounting principals generally accepted in the United States of America for  investment  companies.  All material  intercompany  accounts and transactions have been eliminated in consolidation.

     The financial  statements  included herein have been prepared in accordance with accounting  principals  generally  accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 6 of
Regulation S-X. The financial  statements should be read in conjunction with the consolidated  financial  statements  and notes thereto of MACC Private  Equities
Inc. and its  Subsidiary as of and for the year ended  September  30, 2005.  The information reflects all adjustments  consisting of normal recurring adjustments which are, in the opinion of management,  necessary for a fair  presentation  of the results of operations  for the interim  periods.  The results of the interim period reported are not necessarily indicative of results to be expected for the year.  The balance sheet  information  as of September 30, 2005 has been derived from the audited balance sheet as of that date.

(2)  Critical Accounting Policy

     Investments  in  securities  traded on a national  securities  exchange (or reported on the NASDAQ national market) are stated at the bid price on the final day of the period.  Restricted and other securities for which quotations are not readily  available  are  valued  at fair  value as  determined  by the  Board of
Directors.  Among  the  factors  considered  in  determining  the fair  value of investments  are the  cost of the  investment;  developments,  including  recent financing  transactions,  since the  acquisition  of the  investment;  financial condition and operating results of the investee;  the long-term potential of the business of the investee; market interest rates for similar debt securities; and
other  factors  generally  pertinent to the valuation of  investments.  However, because of the inherent  uncertainty of valuation,  those  estimated  values may differ  significantly  from the  values  that  would  have been used had a ready market for the securities existed, and the differences could be material.

     In the valuation process, MACC uses financial information received monthly, quarterly, and annually from its portfolio companies which includes both audited and  unaudited  financial  statements.  This  information  is used to  determine financial condition, performance, and valuation of the portfolio investments.

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

(3)  Financial Highlights

                                                       For the three     For the three
                                                       months ended      months ended
                                                       December 31,      December 31,
                                                           2005              2004
                                                       -------------     -------------

    Per Share Operating Performance
     (For a share of capital stock outstanding
        throughout the period):
       Net asset value, beginning of period               $   5.54              4.61
                                                          --------           -------

          Income from investment operations:
            Investment expense, net                          (0.09)            (0.14)
                  Net realized and unrealized
                     (loss) gain on investments              (0.33)             0.21
                                                          --------           -------
                          Total from investment
                           operations                        (0.42)             0.07
                                                          --------           -------

          Net asset value, end of period                  $   5.12              4.68
                                                          ========           =======

          Closing market price                            $   2.56              3.15
                                                          ========           =======

                                                       For the three     For the three
                                                       months ended      months ended
                                                       December 31,      December 31,
                                                           2005              2004
                                                       -------------     -------------

Total return
      Net asset value basis                                  (7.70)%            1.53
      Market price basis                                     (0.04)%           (8.70)

Net asset value, end of period
     (in thousands)                                       $ 12,612            10,902

Ratio to average net assets:
  Investment (expense) income, net                           (1.62)%           (3.13)

  Operating expense                                           4.07%             9.84

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

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2005

Manufacturing:

                                                                                     Percent of
Company                                     Security                                 Net assets            Value      Cost (d)
.....................................................................................................................................
AAMI, Inc. (a)                              12% debt security, due March 31, 2007 (c)               $    304,577       780,000
   Wichita, Kansas                          Warrant to purchase 11,143 common shares (c)                       1             1
      Manufacturer of industrial and        10% debt security, due March 31, 2007 (c)                    221,000       221,000
      commercial boilers and shower         121,457 common shares (c)                                         --       121,457
      doors, frames and enclosures          12% debt security, due March 31, 2007 (c)                    191,880       191,880
                                            312,000 common shares (c)                                         --         3,120
                                                                                                   -------------   -----------
                                                                                                         717,458     1,317,458
                                                                                                   -------------   -----------

Aviation Manufacturing Group, LLC (a)       14% debt security, due October 1, 2007                       616,000       616,000
   Yankton, South Dakota                    154,000 units preferred                                      115,539       154,000
      Manufacturer of flight critical       Membership interest                                               --            39
      parts for aircraft                    19% note, due December 31, 2008                               12,320        12,320
                                                                                                   -------------   -----------
                                                                                                         743,859       782,359
                                                                                                   -------------   -----------

Central Fiber Corporation                   12% debt security, due March 31, 2009                        268,705       268,705
   Wellsville, Kansas                       12% debt security, due March 31, 2009                         69,505        69,505
      Recycles and manufactures             Warrant to purchase 273.28 common shares (c)                      --            --
      cellulose fiber products                                                                     -------------   -----------
                                                                                                         338,210       338,210
                                                                                                   -------------   -----------

Detroit Tool Metal Products Co. (a)         14% debt security, due February 29, 2008                   1,128,793     1,128,793
   Lebanon, Missouri                        19,853.94 shares Series A preferred (c)                      195,231       195,231
      Metal stamping                                                                               -------------   -----------
                                                                                                       1,324,024     1,324,024
                                                                                                   -------------   -----------

Handy Industries, LLC (a)                   12.5% debt security, due January 8, 2007                     667,327       667,327
   Marshalltown, Iowa                       167,171 units Class B preferred (c)                          167,171       167,171
      Manufacturer of lifts for             Membership interest                                          503,535         1,357
      motorcycles, trucks and                                                                       ------------    ----------
      industrial metal products                                                                        1,338,033       835,855
                                                                                                    ------------    ----------

Hicklin Engineering, L.C. (a)               10% debt security, due June 30, 2007                         740,000       740,000
   Des Moines, Iowa                         Membership interest                                              127           127
      Manufacturer of auto and                                                                      ------------    ----------
      truck transmission and                                                                             740,127       740,127
      brake dynamometers                                                                            ------------    ----------

Industrial Tooling & Fabrication, LLC (a)   10% debt security, due November 18, 2009                     157,715       157,715
   Fort Madison, Iowa                       12% debt security, due November 18, 2009                     343,267       343,267
      Metal stamping                        12% debt security, due November 18, 2009                     208,728       208,728
                                                                                                    ------------    ----------
                                                                                                         709,710       709,710
                                                                                                    ------------    ----------

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED...
DECEMBER 31, 2005

Manufacturing Continued:
                                                                                        Percent of
Company                                     Security                                    Net assets         Value      Cost (d)
.....................................................................................................................................

Kwik-Way Products, Inc. (a)                 2% debt security, due January 31, 2008                      $267,254       267,254
   Marion, Iowa                             2% debt security, due January 31, 2008                       281,795       281,795
      Manufacturer of automobile            38,008 common shares (c)                                          --       126,651
      aftermarket engine and                29,340 common shares (c)                                          --        92,910
      brake repair machinery                                                                        ------------    ----------
                                                                                                         549,049       768,610
                                                                                                    ------------    ----------

Linton Truss Corporation                    542.8 common shares (c)                                           --            --
   Delray Beach, Florida                    400 shares Series 1 preferred (c)                            640,000        40,000
      Manufacturer of residential roof      Warrants to purchase common shares (c)                            15            15
      and floor truss systems                                                                       ------------    ----------
                                                                                                         640,015        40,015
                                                                                                    ------------    ----------

M.A. Gedney Company (a)                     648,783 shares preferred (c)                                 216,342     1,450,601
   Chaska, Minnesota                        Warrant to purchase 83,573 preferred shares (c)                   --            --
      Pickle processor                                                                              ------------    ----------
                                                                                                         216,342     1,450,601
                                                                                                    ------------    ----------

Magnum Systems, Inc. (a)                    12% debt security, due July 31, 2006                         574,163       574,163
   Parsons, Kansas                          48,038 common shares (c)                                      48,038        48,038
      Manufacturer of industrial            292,800 shares preferred (c)                                 304,512       304,512
      bagging equipment                     Warrant to purchase 56,529 common shares (c)                 210,565           565
                                                                                                    ------------    ----------
                                                                                                       1,137,278       927,278
                                                                                                    ------------    ----------

Metal Tooling  Holdings, Inc. (a)           7,887.17 common shares (c)                                   126,741       126,741
   Lebanon, Missouri                                                                                ------------    ----------
      Metal stamping

Penn Wheeling Acquisition                   13% debt security, due March 10, 2007                      1,033,500     1,033,500
Company, LLC (a)                            62 units Class B membership interest (c)                   1,276,480        62,000
   Glen Dale, West Virginia                 35 units Class C membership interest (c)                     709,520        24,000
      Metal closure manufacturer                                                                    ------------    ----------
                                                                                                       3,019,500     1,119,500
                                                                                                    ------------    ----------

Pratt-Read Corporation (a)                  13,889 shares Series A Preferred                             750,000       750,000
   Bridgeport, Connecticut                  7,718 shares Series A preferred                              300,000       416,667
      Manufacturer of screwdriver shafts    13% debt security, due July 26, 2006                         277,800       277,800
      and handles and other hand tools      Warrants to purchase common shares (c)                            --            --
                                                                                                    ------------    ----------
                                                                                                       1,327,800     1,444,467
                                                                                                    ------------    ----------

Simoniz USA, Inc.                           12% debt security, due April 1, 2008                         327,878       327,878
   Bolton, Connecticut                                                                              ------------    ----------
      Producer of cleaning and wax
      products under both the Simoniz
      brand and private label brand names

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED...
DECEMBER 31, 2005

Manufacturing Continued:

                                                                                        Percent of
Company                                     Security                                    Net assets         Value      Cost (d)
.....................................................................................................................................

Spectrum Products, LLC (b)                  13% debt security, due October 9, 2006 (c)              $  1,077,650     1,077,650
   Missoula, Montana                        385,000 units Series A preferred (c)                         192,500       385,000
      Manufacturer of equipment for         Membership interest (c)                                           --           351
      the swimming pool industry            Redeemable preferred (c)                                      23,700        47,400
                                                                                                    ------------    ----------
                                                                                                       1,293,850     1,510,401
                                                                                                    ------------    ----------

         Total manufacturing                                                               115.36%    14,549,874    13,763,234
                                                                                         =========  ------------    ----------

Service:

Concentrix Corporation (a)                  3,758,750 shares Series A preferred (c)                    1,127,625     2,255,250
   Pittsford, New York                      130,539 shares Series C preferred (c)                        104,431       104,431
      Provides marketing outsourcing        328,485 shares Series D preferred (c)                        262,788       262,788
      solutions including                                                                           ------------    ----------
      telemarketing, fulfillment                                                                       1,494,844     2,622,469
      and web communications                                                                        ------------    ----------

FreightPro, Inc.                            18% debt security, due February 21, 2007 (c)                 131,250       262,500
   Overland Park, Kansas                    18% debt security, due February 15, 2007 (c)                  43,750        87,500
      Internet based outsource              Warrant to purchase 366,177.80 common shares (c)                   2             2
      provider of freight logistics                                                                 ------------    ----------
                                                                                                         175,002       350,002
                                                                                                    ------------    ----------

JHT Holdings, Inc.                          1,238 shares Class A common (c)                              550,000       975,026
   Joplin, Missouri                                                                                 ------------    ----------
      Provider of truck drive-away,
      internet based auction and
      related services to the
      commercial truck industry

Lee Mathews Equipment, Inc.                 12% debt security, due March 10, 2005                        459,091       459,091
   Kansas City, Missouri                    Warrant to purchase 153,654 common shares (c)                365,224            30
      Distributor of industrial             12% debt security, due March 10, 2005                         60,606        60,606
      pump systems                                                                                  ------------    ----------
                                                                                                         884,921       519,727
                                                                                                    ------------    ----------

Monitronics International, Inc.             73,214 common shares (c)                                     439,285        54,702
   Dallas, Texas                                                                                    ------------    ----------
      Provides home security
      systems monitoring services

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED...
DECEMBER 31, 2005

Service Continued:

                                                                                        Percent of
Company                                     Security                                    Net assets         Value      Cost (d)
.....................................................................................................................................

Morgan Ohare, Inc. (b)                      0% debt security, due January 1, 2007 (c)                $ 1,068,750     1,125,000
   Addison, Illinois                        10% debt security, due January 1, 2007                       375,000       375,000
      Fastener plating and heat treating    57 common shares (c)                                               1             1
                                            10% debt security, due January 1, 2007                        50,000        50,000
                                            10% debt security, due January 1, 2007                       150,000       150,000
                                            10% debt security, due January 1, 2007                        37,500        37,500
                                            10% debt security, due January 1, 2007                         6,250         6,250
                                                                                                    ------------    ----------
                                                                                                       1,687,501     1,743,751
                                                                                                    ------------    ----------

SMWC Acquisition Co., Inc. (a)              13% debt security due May 19, 2007                           110,000       110,000
   Kansas City, Missouri                    1,320 shares common (c)                                      387,140        42,900
      Steel warehouse distribution          Warrant to purchase 2,200 common shares (c)                       --            --
      and processing                        176,550 shares Series A preferred                            353,100       353,100
                                                                                                    ------------    ----------
                                                                                                         850,240       506,000
                                                                                                    ------------    ----------

Warren Family Funeral Homes, Inc.           12% debt security, due June 29, 2006                         144,375       144,375
   Topeka, Kansas                           Warrant to purchase 346.5 common shares (c)                  100,012            12
      Provider of value priced funeral                                                              ------------    ----------
      services                                                                                           244,387       144,387
                                                                                                    ------------    ----------
                  Total service                                                           50.16%       6,326,180     6,916,064
                                                                                        ========    ------------   -----------

Technology and Communications:

Feed Management Systems, Inc. (a)           540,551 common shares (c)                                    687,331     1,327,186
   Brooklyn Center, Minnesota               674,309 shares Series A preferred (c)                        674,309       674,309
      Batch feed software and systems       12% debt security, due May 20, 2008                           67,464        67,464
      and B2B internet services             12% debt security, due August 21, 2008                        68,658        68,658
                                            Warrants to purchase 166,500 Series A preferred (c)               --            --
                                                                                                    ------------    ----------
                                                                                                       1,497,762     2,137,617
                                                                                                    ------------    ----------

MainStream Data, Inc. (a)                   322,763 shares Series A preferred (c)                        180,044       200,049
   Salt Lake City, Utah                                                                             ------------    ----------
      Content delivery solutions provider

Miles Media Group, Inc. (a)                 1,000 common shares (c)                                      866,767       440,000
   Sarasota, Florida                        100 common options (c)                                            --            --
                                                                                                    ------------    ----------
      Tourist magazine publisher                                                                         866,767       440,000
                                                                                                    ------------    ----------

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED...
DECEMBER 31, 2005

Technology and Communications Continued:

                                                                                        Percent of
Company                                     Security                                    Net assets         Value      Cost (d)
.....................................................................................................................................

Phonex Broadband Corporation                1,855,302 shares Series A preferred (c)                      288,750     1,155,000
   Midvale, Utah                                                                                    ------------    ----------
      Power line communications

Portrait Displays, Inc.                     8% debt security, due April 1, 2009                           62,340        85,468
   Pleasanton, California                   8% debt security, due April 1, 2012 (c)                      562,877       750,001
      Designs and markets pivot enabling    Warrant to purchase 39,400 common shares (c)                      --            --
      software for LCD computer monitors                                                            ------------    ----------
                                                                                                         625,217       835,469
                                                                                                    ------------    ----------

SnapNames.com, Inc.                         10% debt security, due March 15, 2007                        213,125       213,125
   Portland, Oregon                         465,000 common shares (c)                                      4,650         4,650
      Domain name management                                                                        ------------    ----------
                                                                                                         217,775       217,775
                                                                                                    ------------    ----------
         Total technology and communications                                        29.15%             3,676,315     4,985,910
                                                                                ==========          ------------    ----------

                                                                                                    $ 24,552,369    25,665,208
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
In connection  with these  safe-harbor  provisions,  MACC has  identified in its
Annual  Report to  Shareholders  for the fiscal year ended  September  30, 2005, important  factors that could cause  actual  results to differ  materially  from those contained in any  forward-looking  statement made by or on behalf of MACC, including,  without  limitation,  the  high  risk  nature  of  MACC's  portfolio investments,  the effects of general  economic  conditions  on MACC's  portfolio companies,  the effects of recent or future  losses on the ability of MorAmerica
Capital  to  comply  with   applicable   regulations   of  the  Small   Business
Administration  and  MorAmerica  Capital's  ability  to obtain  future  funding, changes in prevailing market interest rates, and contractions in the markets for corporate acquisitions and initial public offerings.  MACC further cautions that such factors are not exhaustive or exclusive.  MACC does not undertake to update any  forward-looking  statement  which  may be made  from  time to time by or on behalf of MACC.

                              Results of Operations

     MACC's investment income includes income from interest, dividends and fees.
Investment  expense,  net represents total investment income minus net operating expenses.  The main  objective of portfolio  company  investments  is to achieve capital appreciation and realized gains in the portfolio. These gains and losses are not included in  investment  expense,  net.  However,  another one of MACC's on-going goals is to reduce net investment expense. MACC is currently seeking to achieve this goal by reducing its operating  expenses.  MACC also earns interest on short-term investments of cash.

     First  Quarter  Ended  December 31, 2005  Compared to First  Quarter  Ended
     December 31, 2004

                                                           For the three months
                                                            ended December 31,
                                                     ------------------------------

                                                           2005           2004         Change
                                                     ------------------------------   --------

Total investment income                              $    331,684         699,450     (367,766)
Net operating expense                                    (551,723)     (1,024,912)     473,189
                                                     -------------     -----------  -----------

Investment expense, net                                  (220,039)       (325,462)     105,423
                                                     -------------     -----------  -----------

Net realized gain (loss) on investments                   213,333      (2,467,409)   2,680,742
Net change in unrealized depreciation/
         appreciation on investments                   (1,016,410)      2,981,776   (3,998,186)
Net change in unrealized loss on other assets             (29,521)        (24,659)      (4,862)
                                                     -------------     -----------  -----------
Net (loss) gain on investments                           (832,598)        489,708   (1,322,306)
                                                     -------------     -----------  -----------
Net change in net assets from operations             $ (1,052,637)        164,246   (1,216,883)
                                                     =============     ===========  ===========
Net asset value:
         Beginning of period                           $     5.54            4.61
                                                     =============     ===========
         End of period                                 $     5.12            4.68
                                                     =============     ============

Total Investment Income

     During  the  current  year  first  quarter,  total  investment  income  was
$331,684,  a decrease  of  $367,766,  or 53%,  from total  investment  income of
$699,450 for the prior year first quarter.  In the current year first quarter as compared to the prior year first quarter, interest income decreased $190,434, or
38%,  dividend  income  decreased  $168,632,  or 87%,  processing fees decreased
$7,700,  or 100%, and other income  decreased  $1,000,  or 100%. The decrease in interest  income is the net result of repayments of principal on debt  portfolio securities issued by seven portfolio companies, a decrease in interest income on debt portfolio securities issued by two portfolio companies which were placed on non-accrual  of interest  status after the end of the prior year first  quarter, and a lump sum interest payment by one portfolio company in the prior year first quarter.  In the current  year first  quarter,  MACC  received  dividends on two existing portfolio  investments,  as compared to dividend income received in the prior year first quarter from three existing portfolio  companies,  one of which was a distribution from a limited liability company.  The dividends in the prior year first  quarter  were also larger than in the  current  year first  quarter.
Processing  fees  decreased  due to no fees  received in the current  year first quarter compared to fees received on one follow-on  investment made in the prior year first quarter.

Net Operating Expenses

     Net  operating  expenses  for the first  quarter of the  current  year were
$551,723, a decrease of $473,189,  or 46%, as compared to net operating expenses for the prior  year first  quarter of  $1,024,912.  Interest  expense  decreased
$202,009,  or 39%, in the current  year first  quarter due to the  repayment  of borrowings from the Small Business Administration in the amount of $9,000,000 in the prior  fiscal  year.  Management  fees  decreased  $127,000,  or 52%, in the current year first quarter due to the decrease in capital under management and a decrease in the management fee as a percentage of capital under  management from
2.50% to 1.50%,  which  became  effective  April  30,  2005.  Professional  fees decreased  $134,862,  or 76%, in the current year first quarter primarily due to the legal expenses incurred in the prior year first quarter from the arbitration proceedings  related to the sale of a former  portfolio  company  which has been settled  and legal  expenses  incurred  in  pursuing  a rights  offering.  Other expenses decreased $9,318, or 11%, in the current year first quarter as compared to the prior year first  quarter.  The  decrease  in other  expenses  is the net result of decreases in director's  fees and board travel  expense  offset by the increase in administrative  expenses mainly due to the timing of expenses in the prior year first quarter due to the postponement of the 2005 Annual Shareholders
Meeting.

Investment Expense, Net

     For the current year first quarter,  MACC recorded investment expense,  net of $220,039, as compared to investment expense, net of $325,462 during the prior year first quarter. The decrease in investment expense, net is the result of the decrease in operating expenses described above.

Net Realized (Loss) Gain on Investments

     During the current year first  quarter,  MACC recorded net realized gain on investments  of $213,333,  as compared with net realized loss on  investments of
$2,467,409  during the prior

year first quarter.  In the current year first quarter,  MACC realized a gain of
$213,333 from the sale of warrant  shares in one portfolio  company.  Management does not attempt to maintain a  comparable  level of realized  gains  quarter to quarter but instead attempts to maximize total investment portfolio appreciation through  realizing  gains in the  disposition of securities.  MACC's  investment advisor earns an incentive fee which is calculated as a percentage of the excess of MACC's  realized gains in a particular  period,  over the sum of net realized losses and  unrealized  depreciation  during the same period.  As a result,  the timing of realized gains,  realized losses and unrealized  depreciation can have an effect on the amount of the incentive fee payable to the investment advisor.

Net Change in Unrealized Appreciation/Depreciation of Investments and Other
Assets

     MACC  recorded  net  change  in  unrealized   appreciation/depreciation  on
investments of ($1,016,410)  during the current year first quarter,  as compared to $2,981,776 during the prior year first quarter. This net change in unrealized appreciation/depreciation  on investments of  ($1,016,410)  is the net effect of increases  in  fair  value  of  three  portfolio  companies  totaling  $627,442, decreases  in fair value of eight  portfolio  companies  of  $1,430,519  and the reversal of appreciation  of $213,333 in one portfolio  investment from the sale of warrant shares resulting in a realized gain.

     Net  change  in   unrealized   appreciation/depreciation   on   investments
represents  the  change for the period in the  unrealized  appreciation,  net of unrealized  depreciation,  on  MACC's  total  investment  portfolio.  When  MACC increases  the  fair  value  of a  portfolio  investment  above  its  cost,  the unrealized  appreciation for the portfolio as a whole  increases,  and when MACC decreases the fair value of a portfolio  investment  below its cost,  unrealized depreciation  for the  portfolio  as a  whole  increases.  When  MACC  sells  an appreciated  portfolio  investment for a gain,  unrealized  appreciation for the portfolio as a whole  decreases as the gain is  realized.  Similarly,  when MACC sells or writes off a depreciated  portfolio  investment for a loss,  unrealized depreciation for the portfolio as a whole decreases as the loss is realized.

     Net change in unrealized loss on other assets of $29,521 during the current year first  quarter was  recorded  with  respect to other  securities  which are classified  as other assets,  as compared to a net change in unrealized  loss on other assets of $24,659 during the prior year first quarter.

Net Change in Net Assets from Operations

     MACC  experienced  a decrease of $1,052,637 in net assets at the end of the first  quarter of fiscal year 2006,  and the resulting net asset value per share was $5.12 as of December  31,  2005,  as compared to $5.54 as of  September  30,
2005.

     MACC has five portfolio investments valued at cost, has recorded unrealized
appreciation  on  nine  portfolio  investments,   and  has  recorded  unrealized
depreciation  on  fourteen  portfolio  investments.  The  decrease in net assets recorded  during the  current  year first  quarter was  primarily  the result of decreases  in the fair value of eight  portfolio  investments.  Valuations  from quarter to quarter are affected by a portfolio  company's short term performance that changes unrealized depreciation and unrealized appreciation in the quarter.  This may or may not be indicative of the long term  performance of the portfolio company.

     MACC is not currently making investments in new portfolio companies, and is instead using any excess cash  generated  from  portfolio  investment  liquidity events to prepay MorAmerica Capital's outstanding SBA guaranteed debentures when appropriate.  MACC recorded  significant  reductions in its interest expense and management  fees in the first quarter of the current  fiscal year as a result of these prepayments.  These reductions contributed to a significant improvement in
MACC's investment  expense,  net for the current year first quarter, as compared to the prior year first quarter.

     While the economy continues to perform well, it is not even in all sectors.
Portfolio  companies have had to deal with high energy costs,  high raw material costs,  and in some cases flat or decreased sales.  The recent  hurricanes,  gas prices, world tensions,  terrorism, and the continuing conflict in Iraq increase the uncertainty of future  performance.  Management  believes MACC's  investment
portfolio  may  benefit  from  an   anticipated   robust  market  for  corporate
acquisitions and  investments.  The overall activity in the market for corporate acquisitions is strong and MACC expects to exit several investments in 2006.

              Financial Condition, Liquidity and Capital Resources

     To date,  MACC has  relied  upon  several  sources  to fund its  investment activities,  including  MACC's  cash and  money  market  accounts  and the Small
Business  Investment  Company  ("SBIC")  leverage  program operated by the Small
Business Administration (the "SBA").

     As an SBIC,  MorAmerica  Capital is required to comply with the regulations of the SBA (the  "SBA  Regulations").  These  regulations  include  the  capital impairment rules, as defined by Regulation  107.1830 of the SBA Regulations.  As of December 31, 2005,  the capital of MorAmerica  Capital was impaired less that
the  55%  maximum  impairment   percentage   permitted  under  SBA  Regulations.
MorAmerica  Captial's  impairment  percentage  was  43% at  December  31,  2005.
MorAmerica  Capital  is also  currently  limited by the SBA  Regulations  in the amount of distributions it may make to MACC.

     As  of  December  31,  2005,  MACC's  cash  and  cash  equivalents  totaled
$4,667,849. MACC has a commitment for an additional $6,500,000 in SBA guaranteed debentures,  which expires on September 30, 2007.  MorAmerica  Capital and three other SBICs have entered into an agreement  with the SBA in  connection  with an arbitration  settlement.  As a result of the terms of this agreement,  MACC does not believe that MorAmerica Capital will have access to the SBIC capital program in fiscal year 2006.  Subject to the other risks and uncertainties  described in this  quarterly  report,  MACC  believes that its existing cash and money market accounts and other anticipated cash flows will provide adequate funds for MACC's anticipated  cash  requirements  during  fiscal year 2006,  including  follow-on portfolio  investment  activities,  interest payments on outstanding  debentures payable, and administrative expenses. In light of the agreement with SBA, at the present time MACC is not making new investments,  is prudently selling portfolio companies  and is using the  resulting  proceeds to reduce debt by prepaying SBA guaranteed debentures when appropriate.

     Debentures  payable are  composed of  $16,790,000  in  principal  amount of
SBA-guaranteed debentures issued by MACC's subsidiary, MorAmerica Capital, which mature as follows:  $3,500,000  in fiscal year 2010,  $5,835,000  in fiscal year
2011,  and  $7,455,000 in fiscal year 2012.  MACC  anticipates  that  MorAmerica
Capital will not be able to refinance these debentures  through the SBIC capital program when they mature. The following table shows our significant  contractual obligations  for the repayment of debt and other  contractual  obligations as of
December 31, 2005:

                                            Payments due by period
                          -----------------------------------------------------------------------------

Contractual Obligations
                                              Less than                                     More than
                                  Total        1 Year         1-3 Years      3-5 Years       5 Years
                             ---------------  ----------      ---------      ---------      ----------

SBA Debentures               $16,790,000         ---             ---         3,500,000      13,290,000

Incentive Fees Payable(1)$       566,426         ---             ---            ---            566,426

(1) Accrued incentive fees payable to the investment advisor are subordinated to all amounts  payable by  MorAmerica  Capital to the SBA,  including  outstanding
SBA-guaranteed  debentures,  and any losses the SBA may incur in connection with the settlement of arbitration proceedings occurring in late 2004.

     MACC currently  anticipates that it will rely primarily on its current cash and  cash  equivalents  and its  cash  flows  from  operations  to fund its cash requirements during fiscal year 2006. Although management believes these sources will provide  sufficient  funds for MACC to meet its fiscal year 2006 investment level  objective  and  other  anticipated  cash  requirements,  there  can be no assurances that MACC's cash flows from operations will be as projected,  or that
MACC's cash requirements will be as projected.

                               Portfolio Activity

     MACC's primary  business is investing in and lending to businesses  through investments in subordinated  debt (generally with detachable  equity  warrants), preferred stock and common stock.  MACC,  however,  is not currently  making new
investments.   The  total   portfolio  value  of  investments  in  publicly  and
non-publicly  traded  securities  was  $24,552,369  at  December  31,  2005  and
$25,845,548  at September 30, 2005.  During the three months ended  December 31,
2005, MACC invested $103,370 in follow-on investments in four existing portfolio companies.  Management  views  investment  objectives  for  any  given  year  as secondary in importance to MACC's overriding  concern of investing in only those portfolio  companies which satisfy MACC's investment  criteria.  As noted above,
MACC does not expect to make any investments in new portfolio  companies  during fiscal  year 2006,  but may invest up to $500,000 in  follow-on  investments  in existing  portfolio  companies,  subject to further  adjustment based on current economic and operating conditions.

     MACC frequently  co-invests  with other funds managed by MACC's  investment advisor.  When it makes any co-investment with these related funds, MACC follows certain  procedures  consistent  with  orders  of the  Securities  and  Exchange
Commission for related

party  co-investments to reduce or eliminate conflict of interest issues. All of the  $103,370  invested  during  the  current  year  first  quarter  represented co-investments  with  funds  managed  by  MACC's  investment  advisor.

                           Critical Accounting Policy

     Investments  in  securities  traded on a national  securities  exchange (or reported on the NASDAQ national market) are stated at the bid price on the final day of the period.  Restricted and other securities for which quotations are not readily  available  are valued at fair value as  determined  by MACC's  Board of
Directors.  Among  the  factors  considered  in  determining  the fair  value of investments  are the  cost of the  investment;  developments,  including  recent financing transactions,  since the acquisition of the investment;  the financial condition and operating results of the investee;  the long-term potential of the business of the investee; market interest rates on similar debt securities;  and other  factors  generally  pertinent to the valuation of  investments.  However, because of the inherent  uncertainty of valuation,  those  estimated  values may differ  significantly  from the  values  that  would  have been used had a ready market for the securities existed, and the differences could be material.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     MACC is subject to market risk from changes in market  interest  rates that affect the fair value of MorAmerica  Capital's  debentures payable determined in accordance with Statement of Financial Accounting Standards No. 107, Disclosures
About  Fair  Value  of  Financial  Instruments.  The  estimated  fair  value  of
MorAmerica  Capital's  outstanding  debentures payable at December 31, 2005, was
$18,037,000,  with a cost of  $16,790,000.  Fair value of  MorAmerica  Capital's outstanding  debentures  payable is calculated by discounting cash flows through estimated  maturity  using a SBA borrowing  rate  currently  available  (5.8% at
December 31, 2005) for debt of similar  original  maturity.  None of  MorAmerica
Capital's  outstanding  debentures  payable are publicly traded.  Market risk is estimated as the potential

increase in fair value  resulting from a hypothetical  0.5% decrease in interest rates. Actual results may differ.

             ------------------------------------------------------

                                December 31, 2005
             ------------------------------------------------------

             Fair Value of Debentures Payable         $ 18,037,000

             Amount Above Cost                        $  1,247,000

             Additional Market Risk                   $    391,000
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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     There are no items to report.

Item 1A. Risk Factors.

     There are no changes to report from the risk  factors  disclosed  in MACC's
     Annual Report on Form 10-K for the year ended September 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     There are no items to report.

Item 3. Defaults Upon Senior Securities.

     There are no items to report.

Item 4. Submission of Matters to a Vote of Security Holders.

     There are no items to report.

Item 5. Other Information.

     There are no items to report.

Item 6. Exhibits.

     The following exhibits are filed with this quarterly report on Form 10-Q:

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

                                       MACC PRIVATE EQUITIES INC.

Date:       2/9/06                     By:      /s/ David R. Schroder
     ----------------------               --------------------------------------
                                          David R. Schroder, President

Date:       2/9/06                     By:      /s/ Robert A. Comey
     ----------------------               --------------------------------------
                                          Robert A. Comey, Chief Financial
                                          Officer

EXHIBIT INDEX

Exhibit      Description                                                 Page
-------      ------------                                                ----

 31.1        Section 302 Certification of David R. Schroder (CEO)         22

 31.2        Section 302 Certification of Robert A. Comey (CFO)           24

 32.1        Section 1350 Certification of David R. Schroder (CEO)        26

 32.2        Section 1350 Certification of Robert A. Comey (CFO)          28

