Form 10-Q
period 2006-03-31
MACC PRIVATE EQUITIES INC
filed 2006-05-15
CIK 923808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2006
                                       OR

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
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
         or organization)                                 Identification No.)

            101 Second Street SE, Suite 800, Cedar Rapids, Iowa 52401
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (319) 363-8249
--------------------------------------------------------------------------------
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

         At May 5, 2006, the registrant had issued and outstanding 2,464,621 shares of common stock.

                                  Page 1 of 32

                                      Index

PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements                                                  Page
     -------      --------------------                                                  ----

                  Condensed Consolidated Balance
                  Sheets at March 31, 2006 (Unaudited)
                  and September 30, 2005 .................................................3

                  Condensed Consolidated Statements of Operations (Unaudited)
                  for the three months ended March 31, 2006 and March 31, 2005 and the six months ended March 31, 2006 and March 31,
                  2005....................................................................4

                  Condensed Consolidated Statements of
                  Cash Flows (Unaudited) for the six months
                  ended March 31, 2006 and March 31, 2005.................................5

                  Notes to Unaudited Condensed Consolidated
                  Financial Statements....................................................6

                  Consolidated Schedule of Investments (Unaudited)
                  at March 31, 2006.......................................................8

     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.......................13

     Item 3.      Quantitative and Qualitative

     Item 4.      Submission of Matters to a

                  Certifications.....................................See Exhibits 31 and 32

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets

                                                                                       March 31,   September 30,
                                                                                        2006           2005
                                                                                     (Unaudited)
                                                                                    -------------- ---------------

Assets

Loans and investments in portfolio securities, at market or fair value:
     Unaffiliated companies (cost of $4,585,919 and $5,288,757)                      $  3,914,325       5,039,691
     Affiliated companies (cost of $16,200,769 and $17,406,157)                        12,245,075      17,722,809
     Controlled companies (cost of $3,348,048 and $3,247,063)                           3,045,125       3,083,048
Cash and money market accounts                                                          5,256,130       2,393,149
Interest receivable                                                                       275,241         172,270
Other assets                                                                            1,342,102       2,925,247
                                                                                     ------------    ------------

         Total assets                                                                $ 26,077,998      31,336,214
                                                                                     ============    ============

Liabilities and net assets

Liabilities:
     Debentures payable                                                              $ 14,790,000      16,790,000
     Incentive fees payable                                                               238,194         566,426
     Accrued interest                                                                      91,310         100,378
     Accounts payable and other liabilities                                               144,118         214,435
                                                                                     ------------    ------------
         Total liabilities                                                             15,263,622      17,671,239
                                                                                     ------------    ------------

Net assets:
     Common stock, $.01 par value per share;
         authorized 10,000,000 shares;
         issued and outstanding 2,464,621 shares                                           24,646          24,646
     Additional paid-in-capital                                                        15,719,941      13,736,758
     Unrealized depreciation on investments                                            (4,930,211)        (96,429)
                                                                                     ------------    ------------
         Total net assets                                                              10,814,376      13,664,975
                                                                                     ------------    ------------
         Total liabilities and net assets                                            $ 26,077,998      31,336,214
                                                                                     ============    ============
Net assets per share                                                                 $       4.39            5.54
                                                                                     ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                        For the three  For the three  For the six     For the six
                                                                         months ended   months ended  months ended     months ended
                                                                          March 31,      March 31,      March 31,      March 31,
                                                                            2006          2005            2006            2005
                                                                            ----          ----            ----            ----
Investment income:
     Interest:
        Unaffiliated companies                                          $    70,434         73,194        129,972        123,294
        Affiliated companies                                                130,969        349,795        324,855        569,262
        Controlled companies                                                 15,090         86,349         33,876        294,396
        Other                                                                35,120         16,532         69,074         35,516
     Dividends:
        Unaffiliated companies                                                   --             --          2,187             --
        Affiliated companies                                                115,459         72,313        138,792        266,465
     Processing fees                                                             --             --             --          7,700
     Other                                                                       --          1,795             --          2,795
                                                                        -----------    -----------    -----------    -----------

         Total investment income                                            367,072        599,978        698,756      1,299,428
                                                                        -----------    -----------    -----------    -----------

Operating expenses:
   Interest expenses                                                        326,848        521,686        645,907      1,042,754
   Management fees                                                          113,169        239,955        230,608        484,394
   Incentive fees                                                           143,311           --          143,311           --
   Professional fees                                                         81,439        145,112        123,360        321,895
   Other                                                                     89,952         78,260        163,256        160,882
                                                                        -----------    -----------    -----------    -----------

         Total operating expenses                                           754,719        985,013      1,306,442      2,009,925
         Management fees waived                                                --          (52,225)            --        (52,225)
                                                                        -----------    -----------    -----------    -----------
         Net operating expenses                                             754,719        932,788      1,306,442      1,957,700
                                                                        -----------    -----------    -----------    -----------

         Investment expense, net before tax expense                        (387,647)      (332,810)      (607,686)      (658,272)

Income tax expense                                                          (70,000)            --        (70,000)            --
                                                                        -----------    -----------    -----------    -----------
         Investment expense, net                                           (457,647)      (332,810)      (677,686)      (658,272)
                                                                        -----------    -----------    -----------    -----------

Realized  and unrealized (loss) gain on investments and other assets:
     Net realized gain (loss) on investments:
        Unaffiliated companies                                              457,403         38,326        670,736     (2,446,651)
        Affiliated companies                                              1,987,604             --      1,987,604             --
        Controlled companies                                                 31,000             --         31,000             --
     Net change in unrealized depreciation/appreciation
           on investments                                                (3,817,372)       514,421     (4,833,782)     3,496,197
     Net change in unrealized loss
          on other assets                                                     1,050        110,740        (28,471)       103,649
                                                                        -----------    -----------    -----------    -----------

         Net (loss) gain on investments                                  (1,340,315)       663,487     (2,172,913)     1,153,195
                                                                        -----------    -----------    -----------    -----------
         Net change in net assets
              from operations                                           $(1,797,962)       330,677     (2,850,599)       494,923
                                                                        ===========    ===========    ===========    ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                              For the six    For the six
                                                                                              months ended   months ended
                                                                                                March 31,      March 31,
                                                                                                  2006           2005
                                                                                            --------------   ------------
Cash flows from operating activities:
     (Decrease) increase in net assets from operations                                        $(2,850,599)       494,923
                                                                                              -----------    -----------
     Adjustments to reconcile (decrease) increase in net assets from operations to net cash provided by (used in) operating activities:
            Net realized and unrealized loss (gain) on investments                              2,129,054     (1,067,114)
            Net realized and unrealized loss (gain) on other assets                                28,471        (86,081)
            Loss on litigation settlement                                                              --     (1,713,174)
            Proceeds from disposition of and payments on
                      loans and investments in portfolio securities                             4,615,294      1,132,825
            Purchases of loans and investments in
                      portfolio securities                                                       (103,325)      (416,883)
            Change in interest receivable                                                        (102,971)      (257,201)
            Change in other assets                                                              1,554,674        197,598
            Change in accrued interest, deferred incentive fees payable,
                     accounts payable and other liabilities                                      (407,617)        16,781
                                                                                              -----------    -----------

                  Total adjustments                                                             7,713,580     (2,193,249)
                                                                                              -----------    -----------

                  Net cash provided by (used in) operating activities                           4,862,981     (1,698,326)
                                                                                              -----------    -----------

Cash flows from financing activities:
         Proceeds from issuance of note payable-related party                                          --         35,000
         Debt repayment                                                                        (2,000,000)            --
                                                                                              -----------    -----------

                  Net cash (used in) provided by financing activities                          (2,000,000)        35,000
                                                                                              -----------    -----------
                  Net increase (decrease) in cash and cash equivalents                          2,862,981     (1,663,326)

Cash and cash equivalents at beginning of period                                                2,393,149      4,774,771
                                                                                              -----------    -----------
Cash and cash equivalents at end of period                                                    $ 5,256,130      3,111,445
                                                                                              ===========    ===========
Supplemental disclosure of cash flow information -
     Cash paid during the period for interest                                                 $   605,612        975,429
                                                                                              ===========    ===========
Supplemental disclosure of noncash investing and financing
      information -
      Assets received in exchange of securities                                               $   367,594        150,886
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

(3)     Financial Highlights

                                                       For the six      For the six
                                                       months ended     months ended
                                                         March 31,        March 31,
                                                           2006             2005
                                                           ----             ----

Per Share Operating Performance
  (For a share of capital stock outstanding
       throughout the period):
     Net asset value, beginning of period              $   5.54               4.61
                                                          -----               ----

           Income (loss) from investment operations:
           Investment expense, net                        (0.27)             (0.28)
           Net realized and unrealized
                 (loss) gain on investments               (0.88)              0.49
                                                          -----               ----
                        Total from investment
                         operations                       (1.15)              0.21
                                                          -----               ----

           Net asset value, end of period              $   4.39               4.82
                                                          =====               ====

             Closing market price                      $   2.71               2.55
                                                          =====               ====

                                                         For the six      For the six
                                                         months ended     months ended
                                                           March 31,        March 31,
                                                             2006             2005
                                                             ----             ----

   Total return
         Net asset value basis                            (20.86) %             4.61
         Market price basis                                (5.45) %            26.09

   Net asset value, end of period
   (in thousands)                                        $ 10,814             11,233

   Ratio to average net assets:
      Investment (expense) income, net                     (4.67)%             (6.35)
     Operating expense                                     10.04%             18.87

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

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
MARCH 31, 2006

Manufacturing:

                                                                                         Percent of
Company                                                     Security                      Net assets     Value      Cost (d)
.............................................................................................................................
AAMI, Inc. (a)                                      12% debt security, due March 31, 2007 (c)       $  304,577      780,000
   Wichita, Kansas                                  Warrant to purchase 11,143 common shares (c)             1            1
      Manufacturer of industrial and                10% debt security, due March 31, 2007 (c)          221,000      221,000
      commercial boilers and shower                 121,457 common shares (c)                               --      121,457
      doors, frames and enclosures                  12% debt security, due March 31, 2007 (c)          191,880      191,880
                                                    312,000 common shares (c)                               --        3,120
                                                                                                    ----------   ----------
                                                                                                       717,458    1,317,458
                                                                                                    ----------   ----------
Aviation Manufacturing Group, LLC (a)               14% debt security, due October 1, 2007 (c)         616,000      616,000
   Yankton, South Dakota                            154,000 units preferred                            115,539      154,000
      Manufacturer of flight critical               Membership interest                                     --           39
      parts for aircraft                            19% note, due December 31, 2008                     12,320       12,320
                                                                                                    ----------   ----------
                                                                                                       743,859      782,359
                                                                                                    ----------   ----------
Central Fiber Corporation                           12% debt security, due March 31, 2009              268,705      268,705
   Wellsville, Kansas                               12% debt security, due March 31, 2009               69,505       69,505
      Recycles and manufactures                     Warrant to purchase 273.28 common shares (c)            --           --
      cellulose fiber products                                                                      ----------   ----------
                                                                                                       338,210      338,210
                                                                                                    ----------   ----------
Detroit Tool Metal Products Co. (a)                 14% debt security, due February 29, 2008         1,128,793    1,128,793
   Lebanon, Missouri                                19,853.94 shares Series A preferred (c)            195,231      195,231
      Metal stamping                                                                                ----------   ----------
                                                                                                     1,324,024    1,324,024
                                                                                                    ----------   ----------
Handy Industries, LLC (a)                           12.5% debt security, due January 8, 2007           667,327      667,327
   Marshalltown, Iowa                               167,171 units Class B preferred (c)                167,171      167,171
      Manufacturer of lifts for                     Membership interest                                  1,357        1,357
      motorcycles, trucks and                                                                       ----------   ----------
      industrial metal products                                                                        835,855      835,855
                                                                                                    ----------   ----------
Hicklin Engineering, L.C. (a)                       10% debt security, due June 30, 2007               740,000      740,000
   Des Moines, Iowa                                 Membership interest                                    127          127
      Manufacturer of auto and                                                                      ----------   ----------
      truck transmission and                                                                           740,127      740,127
      brake dynamometers                                                                            ----------   ----------

Industrial Tooling & Fabrication, LLC (a)
   Fort Madison, Iowa                               10% debt security, due November 18, 2009           157,715      157,715
      Metal stamping                                12% debt security, due November 18, 2009           343,267      343,267
                                                    12% debt security, due November 18, 2009           208,728      208,728
                                                                                                    ----------   ----------
                                                                                                       709,710      709,710
                                                                                                    ----------   ----------

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) CONTINUED...
MARCH 31, 2006

Manufacturing Continued:

                                                                                         Percent of
Company                                                     Security                      Net assets        Value      Cost (d)
................................................................................................................................

Kwik-Way Products, Inc. (a)                           2% debt security, due January 31, 2008 (c)        $  267,254      267,254
   Marion, Iowa                                       2% debt security, due January 31, 2008 (c)           281,795      281,795
      Manufacturer of automobile                      38,008 common shares (c)                                  --      126,651
      aftermarket engine and                          29,340 common shares (c)                                  --       92,910
      brake repair machinery                                                                            ----------   ----------
                                                                                                           549,049      768,610
                                                                                                        ----------   ----------
Linton Truss Corporation                              542.8 common shares (c)                                   --           --
   Delray Beach, Florida                              400 shares Series 1 preferred (c)                    640,000       40,000
      Manufacturer of residential roof                Warrants to purchase common shares (c)                    15           15
      and floor truss systems                                                                            ----------   ---------
                                                                                                           640,015       40,015
                                                                                                        ----------   ----------
M.A. Gedney Company (a)                               648,783 shares preferred (c)                         216,342    1,450,601
   Chaska, Minnesota                                  Warrant to purchase 83,573 preferred shares (c)           --           --
      Pickle processor                                                                                  ----------   ----------
                                                                                                           216,342    1,450,601
                                                                                                        ----------   ----------
Magnum Systems, Inc. (a)                              12% debt security, due July 31, 2006                 574,163      574,163
   Parsons, Kansas                                    48,038 common shares (c)                              48,038       48,038
      Manufacturer of industrial                      292,800 shares preferred (c)                         304,512      304,512
      bagging equipment                               Warrant to purchase 56,529 common shares (c)         210,565          565
                                                                                                        ----------   ----------
                                                                                                         1,137,278      927,278
                                                                                                        ----------   ----------
Metal Tooling  Holdings, Inc. (a)                     7,887.17 common shares (c)                           126,741      126,741
   Lebanon, Missouri                                                                                    ----------   ----------
      Metal stamping

Pratt-Read Corporation (a)                            13,889 shares Series A Preferred                     750,000      750,000
   Bridgeport, Connecticut                            7,718 shares Series A preferred                      300,000      416,667
      Manufacturer of screwdriver shafts              13% debt security, due July 26, 2006 (c)             277,800      277,800
      and handles and other hand tools                Warrants to purchase common shares (c)                    --           --
                                                                                                        ----------   ----------
                                                                                                         1,327,800    1,444,467
                                                                                                        ----------   ----------
Simoniz USA, Inc.                                     12% debt security, due April 1, 2008                 327,878      327,878
   Bolton, Connecticut                                                                                  ----------   ----------
      Producer of cleaning
      and wax products under both the
      Simoniz brand and private label brand names

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) CONTINUED...
MARCH 31, 2006

Manufacturing Continued:

                                                                                         Percent of
Company                                                     Security                      Net assets        Value      Cost (d)
................................................................................................................................

Spectrum Products, LLC (b)                  13% debt security, due October 9, 2006 (c)              $  1,077,650     1,077,650
   Missoula, Montana                        385,000 units Series A preferred (c)                         192,500       385,000
      Manufacturer of equipment for         Membership interest (c)                                           --           351
      the swimming pool industry            Redeemable preferred (c)                                      23,655        47,355
                                                                                                     -----------     ---------
                                                                                                       1,293,805     1,510,356
                                                                                                     -----------     ---------
         Total manufacturing                                                               101.98%    11,028,151    12,643,689
                                                                                         =========   -----------    ----------

Service:

Concentrix Corporation (a)                  3,758,750 shares Series A preferred (c)                      157,275     2,255,250
   Pittsford, New York                      130,539 shares Series C preferred (c)                        104,431       104,431
      Provides marketing outsourcing        328,485 shares Series D preferred (c)                        262,788       262,788
      solutions including                                                                         --------------     ---------
      telemarketing, fulfillment                                                                         524,494     2,622,469
      and web communications                                                                      --------------     ---------

FreightPro, Inc.                            18% debt security, due February 21, 2007 (c)                 131,250       262,500
   Overland Park, Kansas                    18% debt security, due February 15, 2007 (c)                  43,750        87,500
      Internet based outsource              Warrant to purchase 366,177.80 common shares (c)                   2             2
      provider of freight logistics                                                                ------------- -------------
                                                                                                         175,002       350,002
                                                                                                   ------------- -------------
JHT Holdings, Inc.                          1,238 shares Class A common (c)                              350,000       975,026
   Joplin, Missouri                                                                                -------------     ---------
      Provider of provider of freight
      logistics truck drive-away, internet
      based auction and related services
      to the commercial truck industry

Lee Mathews Equipment, Inc.                 12% debt security, due March 10, 2005                        450,000       450,000
   Kansas City, Missouri                    12% debt security, due March 10, 2005                         60,606        60,606
      Distributor of industrial                                                                   --------------    ----------
      pump systems                                                                                       510,606       510,606
                                                                                                  --------------    ----------

Monitronics International, Inc.             73,214 common shares (c)                                     439,285        54,702
   Dallas, Texas                                                                                   -------------    ----------
      Provides home security
      systems monitoring services

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDTIED) CONTINUED...
MARCH 31, 2006

Service Continued:

                                                                                         Percent of
Company                                                     Security                      Net assets        Value      Cost (d)
................................................................................................................................
Morgan Ohare, Inc. (b)                      0% debt security, due January 1, 2007 (c)                $ 1,068,750     1,125,000
   Addison, Illinois                        10% debt security, due January 1, 2007                       375,000       375,000
      Fastener plating and heat treating    57 common shares (c)                                               1             1
                                            10% debt security, due January 1, 2007                        43,750        43,750
                                            10% debt security, due January 1, 2007                       131,250       131,250
                                            10% debt security, due January 1, 2007                        32,813        32,813
                                            10% debt security, due January 1, 2007                         4,375         4,375
                                                                                                   -------------    ----------
                                                                                                       1,655,939     1,712,189
                                                                                                   -------------    ----------
SMWC Acquisition Co., Inc. (a)              13% debt security due May 19, 2007                           110,000       110,000
   Kansas City, Missouri                    1,320 shares common (c)                                      387,140        42,900
      Steel warehouse distribution          Warrant to purchase 2,200 common shares (c)                       --            --
      and processing                        176,550 shares Series A preferred                            353,100       353,100
                                                                                                   -------------    ----------
                                                                                                         850,240       506,000
                                                                                                   -------------    ----------
Warren Family Funeral Homes, Inc.           Warrant to purchase 346.5 common shares (c)                  100,012            12
   Topeka, Kansas                                                                                  -------------    ----------
      Provider of value priced funeral
      services
                  Total service                                                           42.59%       4,605,578     6,731,006
                                                                                        ========      ----------   -----------

Technology and Communications:

Feed Management Systems, Inc. (a)           540,551 common shares (c)                                   687,331      1,327,186
   Brooklyn Center, Minnesota               674,309 shares Series A preferred (c)                       674,309        674,309
      Batch feed software and systems       12% debt security, due May 20, 2008                          64,520         64,520
      and B2B internet services             12% debt security, due August 21, 2008                       64,510         64,510
                                            Warrants to purchase 166,500 Series A preferred (c)              --             --
                                                                                                   -------------    ----------
                                                                                                       1,490,670     2,130,525
                                                                                                   -------------    ----------
MainStream Data, Inc. (a)                   322,763 shares Series A preferred (c)                        180,044       200,049
   Salt Lake City, Utah                                                                            -------------    ----------
      Content delivery solutions provider

Miles Media Group, Inc. (a)                 1,000 common shares (c)                                      866,767       440,000
   Sarasota, Florida                        100 common options (c)                                            --            --
   Tourist magazine publisher                                                                      -------------    ----------
                                                                                                         866,767       440,000
                                                                                                   -------------    ----------

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) CONTINUED...
MARCH 31, 2006

Technology and Communications Continued:

                                                                                         Percent of
Company                                                     Security                      Net assets        Value      Cost (d)
................................................................................................................................

Phonex Broadband Corporation                1,855,302 shares Series A preferred (c)                      288,750     1,155,000
   Midvale, Utah                                                                                    ------------     ---------
      Power line communications

Portrait Displays, Inc.                     8% debt security, due April 1, 2009                           56,688        79,816
   Pleasanton, California                   8% debt security, due April 1, 2012 (c)                      562,877       750,001
      Designs and markets pivot enabling    Warrant to purchase 39,400 common shares (c)                      --            --
      software for LCD computer monitors                                                            ------------     ---------
                                                                                                         619,565       829,817
                                                                                                    ------------     ---------

SnapNames.com, Inc.                         465,000 common shares (c)                                    125,000         4,650
   Portland, Oregon                         46,500 common shares (c)                                          --            --
      Domain name management                                                                        ------------     ---------
                                                                                                         125,000         4,650
                                                                                                    ------------     ---------
         Total technology and communications                                        33.02%             3,570,796     4,760,041
                                                                                ==========          ------------    ----------
                                                                                                    $ 19,204,525    24,134,736
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

 Second Quarter Ended March 31, 2006 Compared to Second Quarter Ended March 31, 2005

                                                       For the three months
                                                          ended March 31,
                                                          ---------------
                                                     2006            2005         Change
                                                     ----            ----         ------
Total investment income                         $   367,072        599,978       (232,906)
Net operating expense                              (824,719)      (932,788)       108,069
                                                -----------    -----------    -----------
Investment expense, net                            (457,647)      (332,810)      (124,837)
                                                -----------    -----------    -----------
Net realized gain on investments                  2,476,007         38,326      2,437,681
Net change in unrealized depreciation/
         appreciation on investments             (3,817,372)       514,421     (4,331,793)
Net change in unrealized gain on other assets         1,050        110,740       (109,690)
                                                -----------    -----------    -----------
Net (loss) gain on investments                   (1,340,315)       663,487     (2,003,802)
                                                -----------    -----------    -----------
Net change in net assets from operations        $(1,797,962)       330,677     (2,128,639)
                                                ===========    ===========    ===========
Net asset value:
         Beginning of period                    $      5.12           4.68
                                                ===========    ===========
         End of period                          $      4.39           4.82
                                                ===========    ===========

Total Investment Income

     During the current fiscal year second quarter,  total investment income was
$367,072,  a decrease  of  $232,906,  or 39%,  from total  investment  income of
$599,978 for the prior year second  quarter.  In the current year second quarter as  compared  to the  prior  year  second  quarter,  interest  income  decreased
$274,257,  or 52%, dividend income increased  $43,146,  or 60%, and other income decreased  $1,795, or 100%. The decrease in interest income is the net result of repayments of principal on debt portfolio  securities  issued by eight portfolio companies,  a decrease in  interest  income on three debt  portfolio  securities which have been placed on non-accrual of interest status, a decrease in interest income on one debt portfolio  security of which interest has been forgiven since the end of the prior year fiscal year end, an increase in interest income on one debt portfolio  security which made a deferred  interest  payment in the current year second  quarter,  and the  conversion of accrued  interest on one portfolio investment to stock in one portfolio  company in the prior year second  quarter.
In the current  year second  quarter,  MACC  received  dividends on two existing portfolio investments,  one of which was a distribution from a limited liability company,  compared to dividend  income received in the prior year second quarter from five existing  portfolio  companies,  two of which were  distributions from limited  liability  companies.  The dividends in the current year second quarter were larger than in the prior year second quarter.

Net Operating Expenses

     Net  operating  expenses  for the second  quarter of the current  year were
$754,719, a decrease of $178,069,  or 19%, as compared to net operating expenses for the prior  year  second  quarter of  $932,788.  Interest  expense  decreased
$194,838,  or 37%, in the current  year second  quarter due to the  repayment of borrowings from the Small Business  Administration  ("SBA") of $9,000,000 in the
prior fiscal year and $2,000,000 in the current year second quarter.  Management fees decreased  $126,786,  or 53%, in the current year second quarter due to the decrease in capital under  management  and a decrease in the management fee as a percentage  of  capital  under  management  from  2.50% to 1.50%,  which  became effective April 30, 2005. Incentive fees increased $143,311, or 100%, because no incentive fees were earned in the prior year second quarter.  Incentive fees are calculated  on an annual  basis,  but MACC accrues  incentive  fees expense on a quarterly basis. Accordingly, MACC's financial results for the second six months of the  current  fiscal  year may  impact the amount of  incentive  fee  expense accrued  during  the second  quarter  of the  current  year.  Professional  fees decreased  $63,673,  or 44%, in the current year second quarter primarily due to the  legal  expenses  incurred  in  the  prior  year  second  quarter  from  the arbitration  proceedings related to the sale of a former portfolio company which has been  settled,  legal  expenses  from a lawsuit  related to  another  former portfolio  company  which has been  settled,  and  legal  expenses  incurred  in connection  with  the  change  of  MACC's  investment  advisor.  Other  expenses increased $11,692, or 15%, in the current year second quarter as compared to the prior year second  quarter.  The increase in other expenses is the net result of increases in insurance and administrative expenses,  mainly due to the timing of administrative expenses in the prior year second quarter due to the postponement of the 2005 Annual Shareholders Meeting, offset by a decrease in director's fees resulting from a reduction in the size of MACC's Board of Directors.

Investment Expense, Net

     For the current year first quarter,  MACC recorded investment expense,  net of $457,647, as compared to investment expense, net of $332,810 during the prior year second quarter.  The increase in investment  expense,  net is the result of the decrease in  investment  income  described  above,  partially  offset by the decrease in operating expenses described above.

Net Realized (Loss) Gain on Investments

     During the current year second quarter,  MACC recorded net realized gain on investments of $2,476,007,  as compared with net realized gain on investments of
$38,326  during  the prior year  second  quarter.  In the  current  year  second quarter,  MACC  realized  a gain of  $1,987,604  from the sale of one  portfolio company,  $454,470  from the  sale of  warrant  shares  in one  other  portfolio company, and $33,933 on two previously sold portfolio companies. Management does not attempt to maintain a comparable  level of realized gains quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing  gains in the  disposition of securities.  MACC's  investment  advisor earns an incentive  fee which is  calculated  as a  percentage  of the excess of
MACC's  realized  gains in a  particular  period,  over the sum of net  realized losses and  unrealized  depreciation  during the same period.  As a result,  the timing of realized gains,  realized losses and unrealized  depreciation can have an effect on the amount of the incentive fee payable to the investment advisor.

Net Change in Unrealized Appreciation/Depreciation of Investments and Other Assets

     MACC  recorded  net  change  in  unrealized   appreciation/depreciation  on
investments of ($3,817,372)  during the current year second quarter, as compared to $514,421 during the prior year second quarter.  This net change in unrealized appreciation/depreciation on investments of ($3,817,372) is the net effect of an increase in fair value of one portfolio company totaling $120,350,  decreases in fair value of three  portfolio  companies  of  $1,672,528  and the  reversal  of appreciation  of  $1,900,000  in one  portfolio  investment  from  the sale of a portfolio  company and  $365,194 in one  portfolio  investment  from the sale of warrant shares resulting in realized gains.

     Net  change  in   unrealized   appreciation/depreciation   on   investments
represents  the  change for the period in the  unrealized  appreciation,  net of unrealized  depreciation,  on MACC's total investment  portfolio.  When the fair value of a  portfolio  investment  increases  above  its  cost,  the  unrealized appreciation for the portfolio as a whole increases,  and when the fair value of a portfolio investment decreases below its cost, unrealized depreciation for the portfolio  as a whole  increases.  When  MACC  sells  an  appreciated  portfolio investment  for a gain,  unrealized  appreciation  for the  portfolio as a whole decreases  as the gain is realized.  Similarly,  when MACC sells or writes off a depreciated  portfolio  investment for a loss,  unrealized  depreciation for the portfolio as a whole decreases as the loss is realized.

     Net change in unrealized  gain on other assets of $1,050 during the current year second  quarter was  recorded  with respect to other  securities  which are classified  as other assets,  as compared to a net change in unrealized  gain on other assets of $110,740 during the prior year second quarter.

Net Change in Net Assets from Operations

     MACC  experienced  a decrease of $1,797,962 in net assets at the end of the second  quarter of fiscal year 2006, and the resulting net asset value per share was $4.39 as of March 31, 2006, as compared to $5.54 as of September 30, 2005.

     MACC has six portfolio  investments valued at cost, has recorded unrealized appreciation  on  seven  portfolio  investments,  and  has  recorded  unrealized depreciation  on  fourteen  portfolio  investments.  The  decrease in net assets recorded  during the current  year second  quarter was  primarily  the result of decreases  in the fair value of three  portfolio  investments.  Valuations  from quarter to quarter are affected by a portfolio  company's short term performance that changes unrealized depreciation and unrealized appreciation in the quarter.
This may or may not be indicative of the long term  performance of the portfolio company.

     While  MACC  may  periodically  make  follow-on  investments,  MACC  is not currently making  investments in new portfolio  companies,  and is instead using any excess cash generated from portfolio  investment  liquidity events to prepay
MorAmerica  Capital's  outstanding  SBA-guaranteed  debentures when appropriate.
MACC recorded significant reductions in its interest expense and management fees in the  second  quarter  of  the  current  fiscal  year  as a  result  of  these prepayments.

     While the economy continues to perform well, it is not even in all sectors.
Portfolio  companies have had to deal with high energy costs,  high raw material costs,  and in some cases flat or decreased sales. The growth of China and India and continued competition from imported products from Asia, Central America, and
South America have made it more difficult to increase prices as commodity prices rise. Gas prices, world tensions, terrorism, and the continuing conflict in Iraq increase the  uncertainty  of future  performance.  Management  believes  MACC's investment portfolio may benefit from an anticipated robust market for corporate acquisitions and  investments.  The overall activity in the market for corporate acquisitions is strong. MACC has exited two investments in 2006 and continues to explore other potential exits.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

                                                      For the six months
                                                         ended March 31,
                                                         ---------------
                                                   2006            2005           Change
                                                   ----            ----           ------
Total investment income                         $   698,756      1,299,428       (600,672)
Net operating expense                            (1,376,442)    (1,957,700)       581,258
                                                -----------    -----------    -----------
Investment expense, net                            (677,686)      (658,272)       (19,414)
                                                -----------    -----------    -----------

Net realized gain (loss) on investments           2,689,340     (2,446,651)     5,135,991
Net change in unrealized depreciation/
         appreciation on investments             (4,833,782)     3,496,197     (8,329,979)
Net change in unrealized gain on other assets       (28,471)       103,649       (132,120)
                                                -----------    -----------    -----------
Net (loss) gain on investments                   (2,172,913)     1,153,195     (3,326,108)
                                                -----------    -----------    -----------
Net change in net assets from operations        $(2,850,599)       494,923     (3,345,522)
                                                ===========    ===========    ===========
Net asset value:
         Beginning of period                    $      5.54           4.61
                                                ===========    ===========
         End of period                          $      4.39           4.82
                                                ===========    ===========

Total Investment Income

     During the current  year  six-month  period,  total  investment  income was
$698,756,  a decrease  of  $600,672,  or 46%,  from total  investment  income of
$1,299,428  for the prior year six-month  period.  In the current year six-month period as compared to the prior year six-month period, interest income decreased
$464,691,  or 45%, dividend income decreased  $125,486,  or 47%, processing fees decreased  $7,700,  or 100%,  and other income  decreased  $2,795,  or 100%. The decrease in interest income is the net result of repayments of principal on debt portfolio securities issued by eight portfolio companies, a decrease in interest income on three debt portfolio  securities which have been placed on non-accrual of interest status, a decrease in interest income on one debt portfolio security of which  interest has been forgiven since the end of the prior year fiscal year end, an increase in interest income on one debt portfolio  security which made a deferred  interest  payment  in the  current  year  six-month  period,  and  the conversion  of  interest  to stock in one  portfolio  company  in the prior year six-month period. In the current year six-month period,  MACC received dividends on four existing  portfolio  investments,  one of which was a distribution for a limited liability company,  as compared to dividend income received in the prior year six-month period from six existing portfolio companies, three of which were distributions  from a limited  liability  companies.  The dividends in the prior year  six-month  period  were also larger  than in the  current  year  six-month period.  Processing  fees  decreased due to no fees received in the current year six-month  period compared to fees received on one follow-on  investment made in the prior year six-month period.

Net Operating Expenses

     Net operating  expenses for the  six-month  period of the current year were
$1,306,442,  a decrease  of  $651,258,  or 33%,  as  compared  to net  operating expenses for the prior year  six-month  period of $1,957,700.  Interest  expense decreased  $396,847,  or 38%, in the current  year  six-month  period due to the repayment of borrowings  from the SBA of $9,000,000 in the prior fiscal year and
$2,000,000  in the current year  six-month  period.  Management  fees  decreased
$201,561,  or 47%, in the current year  six-month  period due to the decrease in capital under management and a decrease in the management fee as a percentage of capital under  management from 2.50% to 1.50%,  which became effective April 30,
2005.  Incentive fees increased by $143,311,  or 100%, because no incentive fees were earned in the prior year six-month period. Incentive fees are calculated on an annual basis,  but MACC accrues  incentive fees expense on a quarterly basis.
Accordingly,  MACC's financial  results for the second six months of the current fiscal year may impact the amount of incentive  fee expense  accrued  during the six-month period of the current year.  Professional fees decreased $198,535,  or
62%, in the current year  six-month  period  primarily due to the legal expenses incurred in the prior year  six-month  period from the  arbitration  proceedings related to the sale of a former portfolio company which has been settled,  legal expenses  from a lawsuit  related to another  portfolio  company  which has been settled, and legal expenses incurred in the change of MACC's investment advisor.
Other expenses  increased $2,374, or 1%, in the current year six-month period as compared to the prior year six-month  period.  The increase in other expenses is the net result of increases in insurance and administrative expenses, mainly due to the  timing  of  expenses  in the  prior  year  six-month  period  due to the postponement  of the 2005 Annual  Shareholders  Meeting,  offset by decreases in director's fees and board travel expense  resulting from a reduction in the size of MACC's Board of Directors.

Investment Expense, Net

     For the current year six-month period,  MACC recorded  investment  expense, net of $677,686,  as compared to investment expense,  net of $658,272 during the prior year  six-month  period.  The increase in investment  expense,  net is the result of the decrease in investment income, partially offset by the decrease in operating expenses described above.

Net Realized (Loss) Gain on Investments

     During the current year six-month  period,  MACC recorded net realized gain on investments of $2,689,340,  as compared with net realized loss on investments of  $2,446,651  during the prior year  six-month  period.  In the  current  year six-month  period,  MACC  realized  gains  of  $1,987,604  from  the sale of one portfolio  company,  $667,803  from  the sale of  warrant  shares  in two  other portfolio  companies,  and $33,933 on two previously  sold portfolio  companies.
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

Net Change in Unrealized Appreciation/Depreciation of Investments and Other Assets

     MACC  recorded  net  change  in  unrealized   appreciation/depreciation  on
investments  of  ($4,833,782)  during the  current  year  six-month  period,  as compared to $3,496,197 during the prior year six-month  period.  This net change in unrealized  appreciation/depreciation  on investments of  ($4,833,782) is the net effect of an  increase  in fair value of two  portfolio  companies  totaling
$310,350,  decreases in fair value of eleven portfolio  companies of $3,103,047, the reversal of appreciation of $1,508,206 in one portfolio  investment from the sale of a portfolio  company and $532,879 in two portfolio  investments from the sale of warrant shares resulting in realized gains.

     Net  change  in   unrealized   appreciation/depreciation   on   investments
represents  the  change for the period in the  unrealized  appreciation,  net of unrealized  depreciation,  on MACC's total investment  portfolio.  When the fair value of a  portfolio  investment  increases  above  its  cost,  the  unrealized appreciation for the portfolio as a whole increases,  and when the fair value of a portfolio investment decreases below its cost, unrealized depreciation for the portfolio  as a whole  increases.  When  MACC  sells  an  appreciated  portfolio investment  for a gain,  unrealized  appreciation  for the  portfolio as a whole decreases  as the gain is realized.  Similarly,  when MACC sells or writes off a depreciated  portfolio  investment for a loss,  unrealized  depreciation for the portfolio as a whole decreases as the loss is realized.

     Net change in unrealized loss on other assets of $28,471 during the current year six-month  period was recorded with respect to other  securities  which are classified  as other assets,  as compared to a net change in unrealized  gain on other assets of $103,649 during the prior year six-month period.

              Financial Condition, Liquidity and Capital Resources

     To date,  MACC has  relied  upon  several  sources  to fund its  investment activities,  including  MACC's  cash and  money  market  accounts  and the Small
Business  Investment  Company  ("SBIC")  leverage  program operated by the Small
Business Administration (the "SBA").

     As an SBIC,  MorAmerica  Capital is required to comply with the regulations of the SBA (the  "SBA  Regulations").  These  regulations  include  the  capital impairment rules, as defined by Regulation  107.1830 of the SBA Regulations.  As of March 31, 2006, the capital of MorAmerica  Capital was impaired less that the
55% maximum impairment  percentage  permitted under SBA Regulations.  MorAmerica
Captial's impairment percentage was 51% at March 31, 2006. If MorAmerica Capital continues to experience  negative operating results,  no assurances can be given that  MorAmerica  capital will  continue to be less than the maximum  impairment percentage in future  periods.  If  MorAmerica  Capital would exceed the maximum impairment  percentage in future  periods,  a number of events could occur which would have a material  adverse  affect on the  financial  condition,  results of operations,  cash flow and liquidity of MACC and MorAmerica Capital.  MorAmerica
Capital  is also  currently  limited  by the SBA  Regulations  in the  amount of distributions it may make to MACC.

     As of March 31, 2006, MACC's cash and cash equivalents  totaled $5,256,130.
MACC has a commitment for an additional $6,500,000 in SBA-guaranteed debentures, which  expires on September 30, 2007.  MorAmerica  Capital and three other SBICs have entered into an agreement  with the SBA in connection  with an  arbitration settlement.  As a result of the terms of this  agreement,  MACC does not believe that  MorAmerica  Capital will have access to the SBIC capital program in fiscal year 2006. In light of the  agreement  with SBA, at the present time MACC is not making new investments,  is prudently selling  portfolio  companies and is using the  resulting  proceeds to reduce debt by prepaying  SBA-guaranteed  debentures when appropriate. Subject to the other risks and uncertainties described in this quarterly report, MACC believes that its existing cash and money market accounts and other  anticipated  cash  flows  will  provide  adequate  funds  for  MACC's anticipated  cash  requirements  during  fiscal year 2006,  including  follow-on portfolio  investment  activities,  interest payments on outstanding  debentures payable,  prepayments  of  principal  on  outstanding  debentures  payable,  and administrative expenses.

     Debentures  payable are  composed of  $14,790,000  in  principal  amount of
SBA-guaranteed debentures issued by MACC's subsidiary, MorAmerica Capital, which mature as follows:  $1,500,000  in fiscal year 2010,  $5,835,000  in fiscal year
2011,  and  $7,455,000 in fiscal year 2012.  MACC  anticipates  that  MorAmerica
Capital will not be able to refinance these debentures  through the SBIC capital
program  when  they  mature.   The  following  table  shows  MACC's  significant
contractual  obligations  for  the  repayment  of  debt  and  other  contractual obligations as of March 31, 2006:

                                            Payments due by period
                        -----------------------------------------------------------------------

Contractual Obligations
                                         Less than                                  More than
                                 Total     1 Year      1-3 Years      3-5 Years      5 Years
                                 -----     ------      ---------      ---------      -------

SBA Debentures                $14,790,000    --           --         1,500,000     13,290,000

Incentive Fees Payable(1)$       238,194     --           --             --           238,194

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

                               Portfolio Activity

     MACC's primary  business is investing in and lending to businesses  through investments in subordinated  debt (generally with detachable  equity  warrants), preferred stock and common stock.  MACC,  however,  is not currently  making new
investments.   The  total   portfolio  value  of  investments  in  publicly  and
non-publicly traded securities was $19,204,525 at March 31, 2006 and $25,845,548 at September 30, 2005.  During the three months ended March 31, 2006,  MACC made no follow-on  investments in portfolio companies.  As noted above, MACC does not expect to make any  investments  in new portfolio  companies  during fiscal year
2006,  but may  invest up to  $500,000  in  follow-on  investments  in  existing portfolio companies, subject to further adjustment based on current economic and operating conditions.

     MACC frequently  co-invests  with other funds managed by MACC's  investment advisor.  When it makes any co-investment with these related funds, MACC follows certain  procedures  consistent  with  orders  of the  Securities  and  Exchange
Commission for related party  co-investments to reduce or eliminate  conflict of interest issues.  During the current year second quarter, no co-investments were made.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     MACC is subject to market risk from changes in market  interest  rates that affect the fair value of MorAmerica  Capital's  debentures payable determined in accordance with Statement of Financial Accounting Standards No. 107, Disclosures
About  Fair  Value  of  Financial  Instruments.  The  estimated  fair  value  of
MorAmerica  Capital's  outstanding  debentures  payable at March 31,  2006,  was
$15,314,000,  with a cost of  $14,790,000.  Fair value of  MorAmerica  Capital's outstanding  debentures  payable is calculated by discounting cash flows through estimated maturity using a SBA borrowing rate currently available (6.3% at March
31, 2006) for debt of similar original  maturity.  None of MorAmerica  Capital's outstanding  debentures payable are publicly traded. Market risk is estimated as the potential increase in fair value resulting from a hypothetical 0.5% decrease in interest rates. Actual results may differ.

             ------------------------------------------------------

                                 March 31, 2006
             ------------------------------------------------------

                     Fair Value of Debentures Payable   $15,314,000

                     Amount Above Cost                  $   524,000

                     Additional Market Risk             $   323,000
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

Item 4.   Submission of Matters to a Vote of Security Holders.

     On February  28,  2006,  MACC's 2006 Annual  Meeting of  Shareholders  (the
"Meeting")  was  held in  Dallas,  Texas.  A  quorum  of  1,911,638  shares,  or approximately  77.56% of issued and outstanding  shares as of December 31, 2005, were  represented  in  person  or by  proxy  at the  Meeting.  The  shareholders considered two proposals at the meeting.

     With respect to the first proposal,  the shareholders elected five nominees to serve as directors  until the 2007 Annual  Meeting of  Shareholders  or until their respective  successors shall be elected and qualified.  The five directors elected at the Meeting, and the votes cast in favor of and withheld with respect to each, are as follows:

                                 For        Withheld
                                 ---        --------
        Michael W. Dunn       1,887,190      24,448

        Jasja Kotterman       1,883,707      27,931

        Benjamin Jiaravanon   1,864,488      47,150

        Gordon J. Roth        1,887,592      24,046

        Geoffrey T. Woolley   1,887,353      24,285

     With regard to the second proposal,  the  shareholders  voted to ratify the appointment of KPMG LLP as independent  registered  public  accounting  firm for
MACC for  fiscal  year 2006 by a vote of  1,889,746  in favor and 6,080  against approval, with 15,812 shares abstaining.

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

                              MACC PRIVATE EQUITIES INC.

Date:       5/11/06           By:      /s/David R. Schroder
     -----------------           -----------------------------------------------
                                       David R. Schroder, President

Date:       5/11/06           By:      /s/Robert A. Comey
     -----------------           -----------------------------------------------
                                       Robert A.Comey, Chief Financial Officer

EXHIBIT INDEX

Exhibit          Description                                           Page
-------          ------------                                          ----

  31.1          Section 302 Certification of David R. Schroder (CEO)    25

  31.2          Section 302 Certification of Robert A. Comey (CFO)      27

  32.1          Section 1350 Certification of David R. Schroder (CEO)   29

  32.2          Section 1350 Certification of Robert A. Comey (CFO)     31

