Form 10-Q
period 2006-06-30
MACC PRIVATE EQUITIES INC
filed 2006-08-14
CIK 923808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006
                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from
                                         ------------ to  ------------

                         Commission file number 0-24412
                                                -------

                           MACC Private Equities Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                    42-1421406
-----------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
             or organization)                             Identification No.)

            101 Second Street SE, Suite 800, Cedar Rapids, Iowa 52401
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (319) 363-8249
----------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

----------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate  by check mark  whether the  registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes X  No__

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large  accelerated  filer" in Rule 12b-2 of the Exchange  Act.  (Check one):

Large accelerated filer__      Accelerated filer__     Non-accelerated filer|X|

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes__   No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At August 4, 2006, the registrant had issued and outstanding 2,464,621 shares of common stock.

                                      Index

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements                                        Page

                Condensed Consolidated Balance Sheets at June 30, 2006
                (Unaudited) and September 30, 2005...........................  3

                Condensed Consolidated Statements of Operations
                (Unaudited) for the three months and the nine
                months ended June 30, 2006 and June 30, 2005.................  4

                Condensed Consolidated Statements of Cash Flows
                (Unaudited) for the nine months ended June 30, 2006
                and June 30, 2005............................................  5

                Notes to Unaudited Condensed Consolidated
                Financial Statements.........................................  6

                Consolidated Schedule of Investments (Unaudited)
                at June 30, 2006.............................................  8

Item 2.         Management's Discussion and Analysis
                of Financial Condition and Results of Operations ............ 12

Item 3.         Quantitative and Qualitative

                Certifications..........................  See Exhibits 31 and 32

PART I -- FINANCIAL INFORMATION

Item 1.         Financial Statements

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets

                                                                                 June 30,
                                                                                   2006             September 30,
                                                                               (Unaudited)              2005
                                                                              ---------------     ------------------
Assets

Loans and investments in portfolio securities, at market or fair value:
     Unaffiliated companies (cost of $3,042,021 and $5,288,757)            $       2,931,651              5,039,691
     Affiliated companies (cost of $16,377,262 and $17,406,157)                   12,894,421             17,722,809
     Controlled companies (cost of $3,316,485 and $3,247,063)                      3,023,202              3,083,048
U.S. treasury bills, at cost, which approximates fair value                        2,966,764                    ---
Cash and money market accounts                                                     2,962,870              2,393,149
Interest receivable                                                                  331,180                172,270
Other assets                                                                       1,339,949              2,925,247
                                                                           ------------------     ------------------
         Total assets                                                      $      26,450,037             31,336,214
                                                                           ==================     ==================
Liabilities and net assets

Liabilities:
     Debentures payable                                                    $      14,790,000             16,790,000
     Incentive fees payable                                                          566,426                 99,893
     Accrued interest                                                                354,365                100,378
     Accounts payable and other liabilities                                          197,883                214,435
                                                                           ------------------     ------------------
         Total liabilities                                                        15,442,141             17,671,239
                                                                           ------------------     ------------------
Net assets:

     Common stock, $.01 par value per share;
           authorized 10,000,000 shares;
           issued and outstanding 2,464,621 shares                                    24,646                 24,646
     Additional paid-in-capital                                            $      14,869,745             13,736,758
     Unrealized depreciation on investments                                      (3,886,495)               (96,429)
                                                                           ------------------     ------------------
         Total net assets                                                         11,007,896             13,664,975
                                                                           ------------------     ------------------

         Total liabilities and net assets                                  $      26,450,037             31,336,214
                                                                           ==================     ==================

Net assets per share                                                       $            4.47                   5.54
                                                                           ==================     ==================

See accompanying notes to unaudited condensed consolidated financial statements.

                                           MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                                        Condensed Consolidated Statements of Operations
                                                          (Unaudited)

                                                        For the three      For the three       For the nine      For the nine
                                                         months ended       months ended       months ended      months ended
                                                           June 30,           June 30,           June 30,          June 30,
                                                             2006              2005               2006               2005
                                                       ---------------    ----------------    --------------    ---------------
Investment income:
     Interest:
         Unaffiliated companies                                 32,295           75,524            162,267      $     198,818
         Affiliated companies                                  126,507          444,716            451,362          1,013,978
         Controlled companies                                   14,299           85,942             48,175            380,338
         Other                                                  59,417           17,904            128,491             53,420
     Dividends:
         Unaffiliated companies                                    ---              ---              2,187                ---
         Affiliated companies                                    5,843          217,246            144,635            483,711
     Processing fees                                               ---              ---                ---              7,700
     Other                                                         ---           39,360                ---             42,155
                                                       ---------------    ----------------    --------------    ---------------
             Total investment income                           238,361          880,692            937,117      $   2,180,120
                                                       ---------------    ----------------    --------------    ---------------

Operating expenses:
     Interest expenses                                         275,549          523,927            921,456      $   1,566,681
     Management fees                                            97,872          173,433            328,480            657,827
     Incentive fees                                          (138,300)              ---              5,011                ---
     Professional fees                                          38,691          122,211            162,051            444,106
     Other                                                      78,630           80,674            241,886            241,556
                                                       ---------------    ----------------    --------------    ---------------
             Total operating expenses                          352,442          900,245          1,658,884      $   2,910,170
             Management fees waived                                ---         (51,642)                ---          (103,867)
                                                       ---------------    ----------------    --------------    ---------------
             Net operating expenses                           352,442          848,603          1,658,884       $   2,806,303
                                                       ---------------    ----------------    --------------    ---------------

             Investment expense, net before tax expense      (114,081)         (17,911)          (721,767)          (626,183)

Income tax expense                                      $       40,000           50,000           110,000              50,000
                                                       ---------------    ----------------    --------------    ---------------
             Investment expense, net                    $    (154,081)         (17,911)          (831,767)          (676,183)
                                                       ---------------    ----------------    --------------    ---------------

Realized and unrealized gain (loss) on investments and other assets:
     Net realized gain (loss) on investments:
         Unaffiliated companies                         $    (705,226)           16,557           (34,490)        (2,412,526)
         Affiliated companies                                      ---          638,657          1,987,604            638,657
         Controlled companies                                      ---              ---             31,000                ---
     Net change in unrealized depreciation/appreciation
          on investments                                     1,043,716        1,651,887        (3,790,066)          5,148,084
     Net change in unrealized gain
           on other assets                                       9,111            2,115           (19,360)             88,196
                                                       ---------------    ----------------    --------------    ---------------
             Net gain (loss) on investments             $      347,601        2,309,216        (1,825,312)          3,462,411
                                                       ---------------    ----------------    --------------    ---------------
             Net change in net assets
                 from operations                        $      193,520        2,291,305        (2,657,079)          2,786,228
                                                       ===============    ================    ==============    ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               For the nine       For the nine
                                                                               months ended       months ended
                                                                               June 30, 2006      June 30, 2005
                                                                             ----------------    --------------

Cash flows from operating activities:
      (Decrease) increase in net assets from operations                      $     (2,657,079)        2,786,228
                                                                             ----------------    --------------

      Adjustments to reconcile (decrease) increase in net assets from operations to net cash provided by (used in) operating activities:
           Net realized and unrealized loss (gain) on investments                    1,805,952      (3,374,215)
           Net realized and unrealized loss (gain) on other assets                      19,360         (88,196)
           Loss on litigation settlement                                                   ---      (1,713,174)
           Proceeds from disposition of and payments on
                loans and investments in portfolio securities                        5,477,447        3,409,744
           Purchases of loans and investments in portfolio securities                (287,125)        (533,883)
           Change in interest receivable                                             (158,910)        (282,293)
           Change in other assets                                                    1,565,938          353,032
           Change in accrued interest, deferred incentive fees payable,
                accounts payable and other liabilities                               (229,098)          499,045
                                                                                 -------------   --------------
                Total adjustments                                            $       8,193,564      (1,729,940)
                                                                             -----------------   --------------

                    Net cash provided by operating activities                $       5,536,485        1,056,288
                                                                             -----------------   --------------
Cash flows from financing activities:
      Proceeds from issuance of note payable-related party                   $             ---           35,000
      Debt repayment                                                               (2,000,000)      (1,000,000)
                                                                                 -------------   --------------

                    Net cash used in financing activities                    $     (2,000,000)        (965,000)
                                                                             -----------------   --------------
                    Net increase in cash and cash equivalents                $       3,536,485           91,288

Cash and cash equivalents at beginning of period                             $       2,393,149        4,774,771

Cash and cash equivalents at end of period                                   $       5,929,634        4,866,059
                                                                             =================   ==============
Supplemental disclosure of cash flow information -
     Cash paid during the period for interest                                $         605,612        1,010,076
                                                                             =================   ==============
Supplemental disclosure of noncash investing and financing
     information -
     Assets received in exchange of securities                               $         390,998          150,886
                                                                             =================   ==============

See accompanying notes to unaudited condensed consolidated financial statements.

MACC PRIVATE EQUITIES INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)      Basis of Presentation

     The accompanying  unaudited  condensed  consolidated  financial  statements include the accounts of MACC Private  Equities  Inc.  (Equities)  and its wholly owned subsidiary  MorAmerica Capital Corporation (MACC) which have been prepared in accordance with accounting principles generally accepted in the United States of America for  investment  companies.  All material  intercompany  accounts and transactions have been eliminated in consolidation.

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

(3)      Financial Highlights
                                                                         For the nine                 For the nine
                                                                         months ended                 months ended
                                                                           June 30,                     June 30,
                                                                             2006                         2005
                                                                      ------------------           -------------------
Per Share Operating Performance
         (For a share of capital stock outstanding throughout the period):
     Net asset value, beginning of period                                     $     5.54                          4.61
                                                                            ------------                     ---------

     Income (loss) from investment operations:
         Investment expense, net                                                  (0.33)                        (0.29)
         Net realized and unrealized (loss) gain on investments                   (0.74)                          1.49
                                                                            ------------                     ---------
         Total from investment operations                                         (1.07)                          1.20
                                                                            ------------                     ---------

     Net asset value, end of period                                           $     4.47                          5.81
                                                                            ============                     =========
     Closing market price                                                     $     2.13                          2.20
                                                                            ============                     =========

                                                                         For the nine                 For the nine
                                                                         months ended                 months ended
                                                                           June 30,                     June 30,
                                                                             2006                         2005
                                                                      ------------------           -------------------
     Total return
         Net asset value basis                                                   (19.44) %                      25.95
         Market price basis                                                      (17.12) %                    (36.24)

     Net asset value, end of period
         (in thousands)                                                    $      11,008                       13,524

     Ratio to average net assets:
         Investment (expense) income, net                                         (5.77) %                     (5.81)
         Operating expense                                                         13.27%                      26.06

     The ratios of investment  (expense)  income,  net to average net assets, of operating  expenses to average net assets and total  return are  calculated  for common  stockholders as a class. Total return,  which reflects the annual change in net  assets,  was  calculated  using the  change in net  assets  between  the beginning  of the current  fiscal year and end of the current  year  period.  An individual common stockholders' return may vary from these returns.

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
JUNE 30, 2006

Manufacturing:
                                                                                          Percent of
Company                                   Security                                        Net assets       Value          Cost (d)
.......................................................................................................................................

AAMI, Inc. (a)                            12% debt security, due March 31, 2007 (c)                   $        304,577        780,000
   Wichita, Kansas                        Warrant to purchase 11,143 common shares (c)                               1              1
     Manufacturer of industrial and       10% debt security, due March 31, 2007 (c)
     commercial boilers and shower
     doors, frames and enclosures                                                                              221,000        221,000
                                          121,457 common shares (c)                                                ---        121,457
                                          12% debt security, due March 31, 2007 (c)                            191,880        191,880
                                          312,000 common shares (c)                                                ---          3,120
                                                                                                         -------------    -----------
                                                                                                               717,458      1,317,458
                                                                                                         -------------    -----------

Aviation Manufacturing Group, LLC (a)     14% debt security, due October 1, 2007 (c)                           616,000        616,000
  Yankton, South Dakota                   154,000 units preferred                                              154,000        154,000
     Manufacturer of flight critical      Membership interest                                                       39             39
     parts for aircraft                   14% note, due December 31, 2008                                       89,320         89,320
                                                                                                         -------------    -----------
                                                                                                               859,359        859,359
                                                                                                         -------------    -----------

Central Fiber Corporation                 12% debt security, due March 31, 2009                                268,705        268,705
  Wellsville, Kansas                      12% debt security, due March 31, 2009                                 69,505         69,505
     Recycles and manufactures cellulose                                                                 -------------    -----------
     fiber products                                                                                            338,210        338,210
                                                                                                         -------------    -----------

Detroit Tool Metal Products Co. (a)       14% debt security, due February 29, 2008                           1,128,793      1,128,793
  Lebanon, Missouri                       19,853.94 shares Series A preferred (c)
     Metal stamping                                                                                            195,231        195,231
                                                                                                         -------------    -----------
                                                                                                             1,324,024      1,324,024
                                                                                                         -------------    -----------

Handy Industries, LLC (a)                 12.5% debt security, due January 8, 2007                             667,327        667,327
  Marshalltown, Iowa                      167,171 units Class B preferred (c)                                  167,171        167,171
     Manufacturer of lifts for            Membership interest
     motorcycles, trucks and industrial                                                                          1,357          1,357
     metal products                                                                                      -------------    -----------
                                                                                                               835,855        835,855
                                                                                                         -------------    -----------

Hicklin Engineering, L.C. (a)             10% debt security, due June 30, 2007                                 740,000        740,000
  Des Moines, Iowa                        Membership interest
                                                                                                                   127            127
     Manufacturer of auto and truck                                                                      -------------    -----------
     transmission and brake dynamometers                                                                       740,127        740,127
                                                                                                         -------------    -----------

Industrial Tooling & Fabrication, LLC (a) 10% debt security, due November 18, 2009                             157,715        157,715
  Fort Madison, Iowa                      12% debt security, due November 18, 2009                             343,267        343,267
     Metal stamping                       12% debt security, due November 18, 2009                             208,728        208,728
                                                                                                         -------------    -----------
                                                                                                               709,710        709,710
                                                                                                         -------------    -----------

Kwik-Way Products, Inc. (a)               2% debt security, due January 31, 2008 (c)                           186,529        267,254
  Marion, Iowa                            2% debt security, due January 31, 2008 (c)                           197,776        281,795
     Manufacturer of automobile           38,008 common shares (c)                                                ----        126,651
     aftermarket engine and brake repair  29,340 common shares (c)                                                ----         92,651
     machinery                                                                                           -------------    -----------
                                                                                                               384,305        768,610
                                                                                                         -------------    -----------

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) CONTINUED...
JUNE 30, 2006

Manufacturing Continued:
                                                                                          Percent of
Company                                   Security                                        Net assets       Value          Cost (d)
.......................................................................................................................................

Linton Truss Corporation                  542.8 common shares (c)                                                 ----           ----
  Delray Beach, Florida                   400 shares Series 1 preferred (c)                               $    840,000         40,000
     Manufacturer of residential roof     Warrants to purchase common shares (c)                                    15             15
     and floor truss systems                                                                             -------------    -----------
                                                                                                               840,015         40,015
                                                                                                         -------------    -----------

M.A. Gedney Company (a)                   648,783 shares preferred (c)                                         140,000      1,450,601
  Chaska, Minnesota                       12% debt security, due June 30, 2009                                 152,000         76,000
     Pickle Processor                     Warrant to purchase 83,573 preferred shares (c)                         ----           ----
                                                                                                         -------------    -----------
                                                                                                               292,000      1,526,601
                                                                                                         -------------    -----------

Magnum Systems, Inc. (a)                  12% debt security, due July 31, 2006                                 574,163        574,163
  Parsons, Kansas                         48,038 common shares (c)                                              48,038         48,038
     Manufacturer of industrial bagging   292,800 shares preferred (c)                                         304,512        304,512
     equipment                            Warrant to purchase 56,529 common shares (c)                         210,565            565
                                                                                                         -------------    -----------
                                                                                                             1,137,278        927,278
                                                                                                         -------------    -----------

Metal Tooling Holdings, Inc. (a)          7,887.17 common shares (c)
  Lebanon, Missouri                                                                                            126,741        126,741
                                                                                                        --------------   ------------
     Metal stamping

Pratt-Read Corporation (a)                13,889 shares Series A Preferred (c)                                 750,000        750,000
  Bridgeport, Connecticut                 7,718 shares Services A preferred (c)                                300,000        416,667
     Manufacturer of screwdriver shafts   13% debt security, due July 26, 2006 (c)                             277,800        277,800
     and handles and other hand tools     Warrants to purchase common shares (c)                                  ----           ----
                                                                                                         -------------    -----------
                                                                                                             1,327,800      1,444,467
                                                                                                         -------------    -----------

Simoniz USA, Inc.                         12% debt security, due April 1, 2008                                 275,378        275,378
                                                                                                         -------------    -----------
  Bolton, Connecticut Producer of cleaning and wax products under both the
    Simoniz brand and private label brand names

Spectrum Products, LLC (b)                13% debt security, due October 9, 2006 (c)                         1,077,650      1,077,650
  Missoula, Montana                       385,000 units Series A preferred (c)                                 192,500        385,000
     Manufacturer of equipment for the    Membership interest (c)                                                 ----            351
     swimming pool industry               Redeemable preferred (c)                                              23,676         47,355
                                                                                                         -------------    -----------
                                                                                                             1,293,826      1,510,356
                                                                                                         -------------    -----------
         Total manufacturing                                                             101.76%            11,202,086     12,744,189
                                                                                         =======         -------------    -----------

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) CONTINUED...
JUNE 30, 2006

Service:

                                                                                          Percent of
Company                                   Security                                        Net assets       Value          Cost (d)
.......................................................................................................................................

Concentrix Corporation (a)                3,758,750 shares Series A preferred (c)                        $    126,475       2,255,250
  Pittsford, New York                     130,539 shares Series C preferred (c)                               104,431         104,431
     Provides marketing outsourcing       328,485 shares Series D preferred (c)                               262,788         262,788
     solutions including telemarketing,   8% debt security, due July 28, 2006                                  30,800          30,800
     fulfillment and web communications                                                                  -------------    -----------
                                                                                                              524,494       2,653,269
                                                                                                         -------------    -----------

FreightPro, Inc                           18% debt security, due February 21, 2007 (c)                         93,750         262,500
  Overland Park, Kansas                   18% debt security, due February 15, 2007 (c)                         31,250          87,500
     Internet based outsource provider    Warrant to purchase 366,177.80 common shares (c)                          2               2
     of freight logistics                                                                                -------------    -----------
                                                                                                              125,002         350,002
                                                                                                         -------------    -----------

Monitronics International, Inc.           73,214 common shares (c)                                            439,285          54,702
                                                                                                         -------------    -----------
  Dallas, Texas
     Provides home security systems
     monitoring services

Morgan Ohare, Inc. (b)                    0% debt security, due January 1, 2007 (c)                         1,068,750       1,125,000
  Addison, Illinois                       10% debt security, due January 1, 2007                              375,000         375,000
     Fastener plating and heat treating   57 common shares (c)                                                      1               1
                                          10% debt security, due January 1, 2007                               37,500          37,500
                                          10% debt security, due January 1, 2007                              112,500         112,500
                                          10% debt security, due January 1, 2007                               28,125          28,125
                                          10% debt security, due January 1, 2007
                                                                                                                2,500           2,500
                                                                                                         -------------    -----------
                                                                                                            1,624,376       1,680,626
                                                                                                         -------------    -----------

SMWC Acquisition Co., Inc. (a)            13% debt security due May 19, 2007                                  110,000         110,000
  Kansas City, Missouri                   1,320 shares common (c)                                             387,140          42,900
     Steel warehouse distribution and     Warrant to purchase 2,200 common shares (c)                            ----            ----
     processing                           176,550 shares Series A preferred                                   353,100         353,100
                                                                                                         -------------    -----------
                                                                                                              850,240         506,000
                                                                                                         -------------    -----------

Warren Family Funeral Homes, Inc.         Warrant to purchase 346.5 common shares (c)                         100,012              12
  Topeka, Kansas                                                                                         -------------    -----------
     Provider of value priced funeral
     services

         Total Service                                                                       33.28%         3,663,409       5,244,611
                                                                                             ======      -------------    -----------

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) CONTINUED...
JUNE 30, 2006

Technology and Communications:

                                                                                          Percent of
Company                                   Security                                        Net assets       Value          Cost (d)
.......................................................................................................................................

Feed Management Systems, Inc. (a)         540,551 common shares (c)                                     $  1,327,186       1,327,186
  Brooklyn Center, Minnesota              674,309 shares Series A preferred (c)                              674,309         674,309
     Batch feed software and systems      12% debt security, due May 20, 2008                                 61,487          61,487
     and B2B internet services            12% debt security, due August 21, 2008                              60,236          60,236
                                          Warrants to purchase 166,500 Series A                                 ----            ----
                                          preferred (c)                                                  -------------    ----------
                                                                                                           2,123,218       2,123,218
                                                                                                         -------------    ----------

MainStream Data, Inc. (a)                 322,763 shares Series A preferred (c)                              180,044         200,049
                                                                                                         -------------    ----------
  Salt Lake City, Utah
     Content delivery solutions
     provider

Miles Media Group, Inc. (a)               1,000 common shares (c)                                            866,767         440,000
  Sarasota, Florida                       100 common options (c)                                                ----            ----
     Tourist magazine publisher                                                                          -------------    ----------
                                                                                                             866,767         440,000
                                                                                                         -------------    ----------

Phonex Broadband Corporation              1,855,302 shares Series A preferred (c)                            288,750       1,155,000
                                                                                                         -------------    ----------
  Midvale, Utah
     Power line communications

Portrait Displays, Inc.                   8% debt security, due April 1, 2009                                74,050,          74,050
  Pleasanton, California                  8% debt security, due April 1, 2012 (c)                            325,950         750,001
    Designs and markets pivot enabling    Warrant to purchase 39,400 common shares (c)                          ----            ----
    software for LCD computer monitors                                                                   -------------    ----------
                                                                                                             400,000         824,051
                                                                                                         -------------    ----------

SnapNames.com, Inc.                       465,000 common shares (c)                                          125,000           4,650
  Portland, Oregon                        46,500 common shares (c)                                              ----            ----
     Domain name management                                                                              -------------    ----------
                                                                                                             125,000           4,650
                                                                                                         -------------    ----------

Total technology and communications                                                          36.19%        3,983,779       4,746,968
                                                                                             ======      -------------    ----------

                                                                                                      $   18,849,274      22,735,768
                                                                                                      ================    ==========

(a) Affiliated company
(b) Controlled company
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

 Third Quarter Ended June 30, 2006 Compared to Third Quarter Ended June 30, 2005

                                                       For the three months ended June 30,
                                                              2006               2005                  Change
                                                          ------------- --- ---------------- ----- ----------------

Total investment income                               $        238,361              880,692              (642,331)
Net operating expense                                        (392,442)            (898,603)              (898,603)
Income taxes                                                  (40,000)             (50,000)                 10,000
                                                          -------------     ----------------       ----------------

Investment expense, net                                      (154,081)             (17,911)              (136,170)
                                                          -------------     ----------------       ----------------

Net realized (loss) gain on investments                      (705,226)              655,214            (1,360,440)
Net change in unrealized depreciation/
     appreciation on investments                             1,043,716            1,651,887              (608,171)
Net change in unrealized gain on other assets                    9,111                2,115                  6,996
                                                          -------------     ----------------       ----------------
Net gain on investments                                        347,601            2,309,216            (1,961,615)
                                                          -------------     ----------------       ----------------
Net change in net assets from operations              $        193,520            2,291,305            (2,097,785)
                                                      =================     ================       ================
Net asset value:
         Beginning of period                          $           5.12                 4.82
                                                      =================     ================
         End of period                                $           4.47                 5.81
                                                      =================     ================

Total Investment Income

     During the current fiscal year third quarter,  total investment  income was
$238,361,  a decrease  of  $642,331,  or 73%,  from total  investment  income of
$880,692 for the prior year third quarter.  In the current year third quarter as compared to the prior year third quarter, interest income decreased $391,568, or
63%,  dividend income  decreased  $211,403,  or 97%, and other income  decreased
$39,360,  or  100%.  The  decrease  in  interest  income  is the net  result  of repayments  of  principal  on  debt  portfolio  securities  issued  by  thirteen portfolio  companies,  a  decrease  in  interest  income on four debt  portfolio securities  which have been  placed on  non-accrual  of interest  status,  and a decrease in interest income on one debt portfolio security of which interest has been  forgiven  since the end of the prior year  fiscal year end. In the current
year  third  quarter,   MACC  received   dividends  on  two  existing  portfolio
investments,  one of which was a distribution from a limited liability  company, compared to dividend  income  received in the prior year third quarter from five existing  portfolio  companies,  one of which was a distribution  from a limited liability  company.  The  decrease  in  other  income  is due to a  distribution received by MACC in the prior year third  quarter with respect to the  insurance claim of a former MACC subsidiary against an insurance company in liquidation.

Net Operating Expenses

     Net  operating  expenses  for the third  quarter of the  current  year were
$352,442, a decrease of $496,161,  or 58%, as compared to net operating expenses for the prior  year  third  quarter  of  $848,603.  Interest  expense  decreased
$248,378,  or 47%, in the current  year third  quarter due to the  repayment  of borrowings from the Small Business  Administration  ("SBA") of $9,000,000 in the
prior fiscal year and $2,000,000 in the current year second quarter.  Management fees  decreased  $75,561,  or 44%, in the current year third  quarter due to the decrease in capital under  management  and a decrease in the management fee as a percentage  of  capital  under  management  from  2.50% to 1.50%,  which  became effective April 30, 2005. Incentive fees decreased $138,300, or 100%, due to the decrease in fair value of several portfolio  company  investments which impacted the  calculation of the incentive fees earned in the current year third quarter.
Incentive  fees are  calculated on an annual basis,  but MACC accrues  incentive fees expense on a quarterly basis. Accordingly, MACC's financial results for the last three months of the current  fiscal year may impact the amount of incentive fee expense  accrued during the third quarter of the current year.  Professional fees decreased $83,520,  or 68%, in the current year third quarter primarily due to the legal  expenses  incurred in the prior year third  quarter in  connection with the change of MACC's investment  advisor.  Other expenses decreased $2,044, or 3%, in the  current  year third  quarter as  compared to the prior year third quarter.  The  decrease  in  other  expenses  is  mainly  due to the  timing  of administrative  expenses in the prior year third quarter due to the postponement of the 2005 Annual Shareholders Meeting.

Investment Expense, Net

     For the current year third quarter,  MACC recorded investment expense,  net of $154,081,  as compared to investment expense, net of $17,911 during the prior year third quarter. The increase in investment expense, net is the result of the decrease in investment income described above,  partially offset by the decrease in operating expenses described above.

Net Realized (Loss) Gain on Investments

     During the current year third  quarter,  MACC recorded net realized loss on investments  of $705,226,  as compared with net realized gain on  investments of
$655,214 during the prior year third quarter. In the current year third quarter,
MACC  realized  a loss of  $705,226  from  the  sale of one  portfolio  company.
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

Net Change in Unrealized Appreciation/Depreciation of Investments and Other Assets

     Net  change  in   unrealized   appreciation/depreciation   on   investments
represents  the  change for the period in the  unrealized  appreciation,  net of unrealized  depreciation,  on MACC's  total  investment  portfolio  based on the valuation method described under "Critical Accounting Policy".

     MACC  recorded  net  change  in  unrealized   appreciation/depreciation  on
investments of $1,043,716 during the current year third quarter,  as compared to
$1,651,887 during the prior year third quarter. This net change resulted from:

     o    Unrealized appreciation in the fair value of three portfolio companies totaling $878,355.

     o    Unrealized  depreciation in the fair value of five portfolio companies of $459,663.

     o    Reclassification  of unrealized  depreciation of $625,024  relating to the sale of one portfolio company.

Net Change in Net Assets from Operations

     MACC  experienced  a decrease of $2,657,079 in net assets at the end of the third  quarter of fiscal year 2006,  and the resulting net asset value per share was $4.47 as of June 30, 2006, as compared to $5.54 as of September 30, 2005.

     MACC  has  seven  portfolio   investments  valued  at  cost,  has  recorded
unrealized  appreciation  on  seven  portfolio  investments,  and  has  recorded unrealized  depreciation on eleven  portfolio  investments.  The increase in net assets  recorded  during the current year third quarter was primarily the result of increases in the fair value of two  portfolio  investments.  Valuations  from quarter to quarter are affected by a portfolio  company's short term performance that changes unrealized depreciation and unrealized appreciation in the quarter.
This may or may not be indicative of the long term  performance of the portfolio company.

     While  MACC  may  periodically  make  follow-on  investments,  MACC  is not currently making  investments in new portfolio  companies,  and is instead using any excess cash generated

from  portfolio  investment  liquidity  events  to prepay  MorAmerica  Capital's
outstanding   SBA-guaranteed   debentures   when   appropriate.   MACC  recorded
significant  reductions in its interest expense and management fees in the third quarter of the current fiscal year as a result of these prepayments.

     While the economy continues to perform well, it is not even in all sectors.
Portfolio  companies have had to deal with high energy costs,  high raw material costs,  and in some cases flat or decreased sales. The growth of China and India and continued competition from imported products from Asia, Central America, and
South America have made it more difficult to increase prices as commodity prices rise. Gas prices, world tensions, terrorism, and the continuing conflict in Iraq increase the  uncertainty  of future  performance.  Management  believes  MACC's investment portfolio may benefit from an anticipated robust market for corporate acquisitions and  investments.  The overall activity in the market for corporate acquisitions is strong.  MACC has exited four  investments in 2006 and continues to explore other potential exits.

   Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

                                               For the nine months ended June 30,
                                                      2006               2005                Change
                                                 -------------------------------------------------------

Total investment income                       $       937,117            2,180,120          (1,243,003)
Net operating expense                             (1,658,884)          (2,806,303)            1,147,419
Income taxes                                        (110,000)             (50,000)             (60,000)
                                                 -------------     ----------------     ----------------

Investment expense, net                              (831,767)            (676,183)            (155,584)
                                                 -------------     ----------------     ----------------

Net realized (loss) gain on investments             1,984,114          (1,773,869)            3,757,983
Net change in unrealized depreciation/
     appreciation on investments                  (3,790,066)            5,148,084          (8,938,150)
Net change in unrealized gain on other assets        (19,360)               88,196            (107,556)
Net (loss) gain on investments                    (1,825,312)            3,462,411          (5,287,723)
                                                 -------------     ----------------     ----------------
Net change in net assets from operations      $   (2,657,079)            2,786,228          (5,443,307)
                                              ================     ================     ================
Net asset value:
         Beginning of period                  $          5.54                 4.61
                                              ================     ================
         End of period                        $          4.47                 5.81
                                              ================     ================

Total Investment Income

     During the current year  nine-month  period,  total  investment  income was
$937,117,  a decrease of  $1,243,003,  or 57%, from total  investment  income of
$2,180,120 for the prior year nine-month  period. In the current year nine-month period  as  compared  to the  prior  year  nine-month  period,  interest  income decreased  $856,259,  or  52%,  dividend  income  decreased  $336,889,  or  70%, processing fees decreased $7,700,  or 100%, and other income decreased  $42,155, or 100%.  The  decrease in interest  income is the net result of  repayments  of principal on debt portfolio securities issued by thirteen portfolio companies, a decrease in interest income on four portfolio  securities which have been placed on non-accrual  of interest  status,  a decrease in interest  income on one debt portfolio  security of which  interest  has been  forgiven  since the end of the prior year fiscal year end, an increase in interest income on one debt portfolio security which made a deferred  interest  payment in the current year nine-month period,  and the conversion of interest to stock in one portfolio company in the prior year  nine-month  period.  In the current  year  nine-month  period,  MACC received  dividends on five existing  portfolio  investments,  two of which were  distributions  from  limited  liability  companies,  as  compared to dividend income received in the prior year nine-month period from seven existing portfolio  companies,  three of which were  distributions from limited liability companies.  The dividends in the prior year  nine-month  period were also larger than in the current year nine-month period. Processing fees decreased because no fees were received in the current year nine-month period,  whereas MACC received a processing fee on one follow-on  investment  made in the prior year nine-month period.  The decrease in other income is due to a distribution  received by MACC in the prior year  nine-month  period with respect to the  insurance  claim of a former MACC subsidiary against an insurance company in liquidation.

Net Operating Expenses

     Net operating  expenses for the nine-month  period of the current year were
$1,658,884,  a decrease of  $1,147,419,  or 41%,  as  compared to net  operating expenses for the prior year nine-month  period of $2,806,303.  Interest  expense decreased  $645,225,  or 41%, in the current year  nine-month  period due to the repayment of borrowings  from the SBA of $9,000,000 in the prior fiscal year and
$2,000,000 in the current year  nine-month  period.  Management  fees  decreased
$329,347,  or 50%, in the current year nine-month  period due to the decrease in capital under management and a decrease in the management fee as a percentage of capital under  management from 2.50% to 1.50%,  which became effective April 30,
2005. Incentive fees increased by $5,011 or 100%, because no incentive fees were earned in the prior year nine-month period.  Incentive fees are calculated on an annual  basis,  but MACC accrues  incentive  fees expense on a quarterly  basis.
Accordingly,  MACC's financial  results for the last three months of the current fiscal year may impact the amount of incentive  fee expense  accrued  during the nine-month period of the current year.  Professional fees decreased $282,055, or
64%, in the current year nine-month  period  primarily due to the legal expenses incurred in the prior year nine-month  period from the  arbitration  proceedings related to the sale of a former portfolio company which has been settled,  legal expenses  from a lawsuit  related to another  portfolio  company  which has been settled, and legal expenses incurred in the change of MACC's investment advisor.

Investment Expense, Net

     For the current year nine-month period,  MACC recorded  investment expense, net of $831,767,  as compared to investment expense,  net of $676,183 during the prior year nine-month  period.  The increase in investment  expense,  net is the result of the decrease in investment income, partially offset by the decrease in operating expenses described above.

Net Realized (Loss) Gain on Investments

     During the current year nine-month period,  MACC recorded net realized gain on investments of $1,984,114,  as compared with net realized loss on investments of  $1,773,869  during the prior year  nine-month  period.  In the current  year nine-month  period,  MACC  realized  gains  of  $1,987,604  from the sale of one portfolio  company,  $667,803  from  the sale of  warrant  shares  in two  other portfolio companies,  $33,933 on two previously sold portfolio companies,  and a realized  loss of $705,226 from the sale of one  portfolio  company.  Management does not attempt to maintain a  comparable  level of realized  gains  quarter to quarter but instead attempts to maximize total investment portfolio appreciation through  realizing  gains in the  disposition of securities.  MACC's  investment advisor earns an incentive fee which is calculated as a percentage of the excess of MACC's  realized gains in a particular  period,  over the sum of net realized losses and unrealized depreciation during the same period. As a result, the timing of realized gains,  realized losses and unrealized  depreciation  can have an effect on the amount of the  incentive  fee  payable  to the  investment advisor.

Net Change in  Unrealized  Appreciation/Depreciation  of  Investments  and Other
Assets

     Net  change  in   unrealized   appreciation/depreciation   on   investments
represents  the  change for the period in the  unrealized  appreciation,  net of unrealized  depreciation,  on MACC's  total  investment  portfolio  based on the valuation method described under "Critical Accounting Policy".

     MACC  recorded  net  change  in  unrealized   appreciation/depreciation  on
investments  of  ($3,790,066)  during the current  year  nine-month  period,  as compared to $5,148,084 during the prior year nine-month period.  This net change resulted from:

     •    Unrealized appreciation in the fair value of three portfolio companies totaling $1,150,205.

     •    Unrealized   depreciation  in  the  fair  value  of  eleven  portfolio
          companies totaling $3,324,210.

     •    Reclassification of unrealized  appreciation of $1,508,206 relating to the sale of one portfolio company and $532,879 relating to the sale of warrant shares of two portfolio companies.

     •    Reclassification  of unrealized  depreciation of $425,024  relating to sale of one portfolio company.

              Financial Condition, Liquidity and Capital Resources

     To date,  MACC has  relied  upon  several  sources  to fund its  investment activities,  including  MACC's  cash and  money  market  accounts  and the Small
Business  Investment  Company  ("SBIC")  leverage  program operated by the Small
Business Administration (the "SBA").

     As an SBIC,  MorAmerica  Capital is required to comply with the regulations of the SBA (the  "SBA  Regulations").  These  regulations  include  the  capital impairment rules, as defined by Regulation  107.1830 of the SBA Regulations.  As of June 30, 2006,  the capital of MorAmerica  Capital was impaired less than the
55% maximum impairment  percentage  permitted under SBA Regulations.  MorAmerica
Capital's impairment  percentage was 50% at June 30, 2006. If MorAmerica Capital continues to experience  negative operating results,  no assurances can be given that MorAmerica  Capital's  impairment  percentage will continue to be less than the maximum impairment percentage in future periods. If MorAmerica Capital would exceed the maximum  impairment  percentage in future periods, a number of events could  occur  which  would  have a  material  adverse  affect  on the  financial condition, results of operations, cash flow and liquidity of MACC and MorAmerica
Capital.  MorAmerica Capital is also currently limited by the SBA Regulations in the amount of distributions it may make to MACC.

     As of June 30, 2006, MACC's cash and cash equivalents  totaled  $5,929,634.
MACC has a commitment for an additional $6,500,000 in SBA-guaranteed debentures, which expires on September 30, 2007. In December,  2004,  MorAmerica Capital and
three other SBICs entered into an agreement  with the SBA in connection  with an arbitration  settlement.  As a result of the terms of this agreement,  MACC does not believe that MorAmerica Capital will have access to the SBIC capital program in fiscal year 2006.  In light of the  agreement  with SBA, at the present  time
MACC is not making new investments, is prudently selling portfolio companies and is using the  resulting  proceeds  to reduce  debt by  prepaying  SBA-guaranteed debentures  when  appropriate.  Subject  to the other  risks  and  uncertainties described in this  quarterly  report,  MACC  believes that its existing cash and money market  accounts and other  anticipated  cash flows will provide  adequate funds  for  MACC's  anticipated  cash  requirements  during  fiscal  year  2006, including  follow-on  portfolio  investment  activities,  interest  payments  on
outstanding   debentures  payable,   prepayments  of  principal  on  outstanding
debentures payable, and administrative expenses.

     Debentures  payable are  composed of  $14,790,000  in  principal  amount of
SBA-guaranteed debentures issued by MACC's subsidiary, MorAmerica Capital, which mature as follows:  $1,500,000  in fiscal year 2010,  $5,835,000  in fiscal year
2011,  and  $7,455,000 in fiscal year 2012.  MACC  anticipates  that  MorAmerica
Capital will not be able to refinance these debentures  through the SBIC capital
program  when  they  mature.   The  following  table  shows  MACC's  significant
contractual  obligations  for  the  repayment  of  debt  and  other  contractual obligations as of June 30, 2006:

                             Payments due by period
Contractual Obligations
                                              Less than                            More than
                                  Total         1 Year    1-3 Years   3-5 Years     5 Years
                               ------------   ---------   ---------   ---------   -----------

SBA Debentures(1)           $   14,790,000          ---        ---    1,500,000    13,290,000

Incentive Fees Payable(2)   $       99,983          ---        ---          ---        99,893

(1) On September 1, 2006, MACC will repay $4,000,000 of SBA Debentures.
(2) Under the terms of the Incentive Fee Subscription Agreement described below under Item 5, accrued incentive fees payable to the investment advisor are subordinated to all amounts payable by MorAmerica Capital to the SBA, including outstanding SBA-guaranteed debentures, and any losses the SBA may incur in connection with the settlement of arbitration proceedings occurring in late
2004.

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

                               Portfolio Activity

     MACC's primary  business is investing in and lending to businesses  through investments in subordinated  debt (generally with detachable  equity  warrants), preferred stock and common stock.  MACC,  however,  is not currently  making new
investments.   The  total   portfolio  value  of  investments  in  publicly  and
non-publicly  traded securities was $18,849,274 at June 30, 2006 and $25,845,548 at  September  30,  2005.  During the three  months  ended June 30,  2006,  MACC
invested  $183,800  in  follow-on   investments  in  three  existing   portfolio
companies.  As noted above,  MACC does not expect to make any investments in new portfolio  companies  during fiscal year 2006,  but may invest up to $500,000 in follow-on  investments  in  existing  portfolio  companies,  subject  to further adjustment based on current economic and operating conditions.

     MACC frequently  co-invests  with other funds managed by MACC's  investment advisor.  When it makes any co-investment with these related funds, MACC follows certain  procedures  consistent  with  orders  of the  Securities  and  Exchange
Commission for related party  co-investments to reduce or eliminate  conflict of interest  issues.  All of the  $183,800  invested  during the current year third quarter  represented  co-investments  with funds  managed  by MACC's  investment
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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     MACC is subject to market risk from changes in market  interest  rates that affect the fair value of MorAmerica  Capital's  debentures payable determined in accordance with Statement of Financial Accounting Standards No. 107, Disclosures
About  Fair  Value  of  Financial  Instruments.  The  estimated  fair  value  of
MorAmerica  Capital's  outstanding  debentures  payable  at June 30,  2006,  was
$15,223,000,  with a cost of  $14,790,000.  Fair value of  MorAmerica  Capital's outstanding  debentures  payable is calculated by discounting cash flows through estimated maturity using a SBA borrowing rate currently  available (6.4% at June
30, 2006) for debt of similar original  maturity.  None of MorAmerica  Capital's outstanding  debentures payable are publicly traded. Market risk is estimated as the potential increase in fair value resulting from a hypothetical 0.5% decrease in interest rates. Actual results may differ.

      ----------------------------------------------------------------
                                  June 30, 2006
      ----------------------------------------------------------------

      Fair Value of Debentures Payable                 $   15,223,000

      Amount Above Cost                                $      433,000

      Additional Market Risk                           $      307,000

      ----------------------------------------------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         There are no items to report.

Item 5.  Other Information.

     As previously reported, the SBA required that MorAmerica Capital enter into a  subordination  agreement  effective  July 21, 2005,  among it,  InvestAmerica
Investment  Advisors,  Inc.  ("InvestAmerica")  and the SBA (the  "Subordination
Agreement")  as a condition  to the SBA's  approval of the  investment  advisory
agreement   between   InvestAmerica   and  MorAmerica   Capital  (the  "Advisory
Agreement").  The  Subordination  Agreement  provides that MorAmerica  Capital's payment to  InvestAmerica,  and  InvestAmerica's  receipt of, incentive fees are subordinated to MorAmerica  Capital's  repayment of all obligations owing to the
SBA. Those  obligations  include the repayment of all outstanding SBA debentures and MorAmerica Capital's agreement,  along with other SBA licenses, to reimburse the SBA for any losses the SBA may incur in connection with the settlement of an arbitration  proceeding  which was concluded in late 2004  (collectively,  the "
Obligations"). The Subordination Agreement provides that: (i) MorAmerica Capital will not pay  InvestAmerica  incentive fees under the Advisory  Agreement unless and until the  Obligations  are satisfied,  and (ii) to the extent (A) incentive fees  have  been  escrowed  under  the  Advisory  Agreement  because  MorAmerica
Capital's  capital  has been  impaired as provide in Section  5.2(c)(ii)  of the
Advisory Agreement, and (B) MorAmerica Capital is delinquent in repaying the SBA any amounts respecting SBA debentures, the SBA may require MorAmerica Capital to pay any so escrowed  funds to the SBA to satisfy any  arrearage  respecting  SBA
debentures.   The  Subordination  Agreement  does  not,  however,   affect:  (i)
InvestAmerica's  ability to earn  incentive  fees under the Advisory  Agreement,
(ii) MorAmerica  Capital's payment to InvestAmerica of management fees under the
Advisory Agreement, or (iii) any other terms of the Advisory Agreement.

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

                                       MACC PRIVATE EQUITIES INC.

Date:           8/10/06                By:      /s/ David R. Schroder
     -----------------------------       ---------------------------------------
                                         David R. Schroder, President

Date:           8/10/06                By:     /s/ Robert A. Comey
     -----------------------------       ---------------------------------------
                                         Robert A.Comey, Chief Financial Officer

EXHIBIT INDEX

Exhibit        Description

 31.1          Section 302 Certification of David R. Schroder (CEO)

 31.2          Section 302 Certification of Robert A. Comey (CFO)

 32.1          Section 1350 Certification of David R. Schroder (CEO)

 32.2          Section 1350 Certification of Robert A. Comey (CFO)

