Form 10-K
period 2006-09-30
MACC PRIVATE EQUITIES INC
filed 2006-12-28
CIK 923808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K
                                    ---------

[X]   ANNUAL REPORT  PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006
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
                          Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known  seasoned issuer,  as
defined in Rule 405 of the Securities Act. Yes [ ] No  |X|

Indicate by check mark if the  registrant  is not required to file reports
pursuant to Section 13 or Section  15(d) of the Act. Yes [ ] No |X|

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

Large accelerated filer  [ ] Accelerated filer [ ] Non-accelerated filer  |X|

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

Aggregate  market  value  of the  voting  stock  held by  non-affiliates  of the registrant as of March 31, 2006,  based upon the closing sale price  reported by the Nasdaq Capital Market on that date of $2.71: $3,573,905.

Number of shares  outstanding of the registrant's  Common Stock, $.01 par value, as of November 30, 2006: 2,464,621

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the  registrant's  Annual Report to  Stockholders  for the year ended  September 30, 2006 are  incorporated by reference into Parts II and IV of this Report.  Portions of the  registrant's  definitive  Proxy Statement for the
Annual Meeting of Stockholders to be held on February 27, 2007, are incorporated by reference into Part III of this Report.

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

              FORM 10-K TABLE OF CONTENTS AND CROSS-REFERENCE INDEX

     Certain  information   required  to  be  included  in  this  Form  10-K  is
incorporated by reference to information  contained in the  Corporation's  Proxy
Statement  used in connection  with its 2007 Annual  Shareholders  Meeting to be held on February  27, 2007 (the "2007 Proxy  Statement")  and the  Corporation's
Annual  Report to  Shareholders  for its fiscal year ending  September  30, 2006 filed as an exhibit to this report on Form 10-K (the "2007 Annual Report").  The following  cross-reference  index  shows the page  locations  in the 2007  Proxy
Statement and the 2007 Annual Report of that  information  which is incorporated by reference into this Form 10-K. All other sections of the 2007 Proxy Statement and the 2007 Annual Report are not required to be included in this Form 10-K and therefore should not be considered a part hereof.

                                   Form 10-K Index                                     Form     2007       2007
                                                                                        10-K    Proxy      Annual
                                                                                        Page   Statement   Report
                                                                                                 Page       Page
                                                 Part I

Item 1             Business                                                               4
Item 1A            Risk Factors                                                           5
Item 2             Properties                                                            10
Item 3             Legal Proceedings                                                     10
Item 4             Submission of Matters to a Vote of Security Holders                   10

                                                Part II

Item 5             Market for Registrant's Common Equity, Related Stockholder           11                  32
                   Matters and Issuer Purchases of Equity Securities
Item 6             Selected Financial Data                                                                   5
Item 7             Management's Discussion and Analysis of Financial Conditions and      11                  6
                   Results of Operation
Item 7A            Quantitative and Qualitative Disclosures About Market Risk            11                 11
Item 8             Financial Statements and Supplementary Data                           11                 14
Item 9             Changes in and Disagreements with Accountants on Accounting and       11
                   Financial Disclosure
Item 9A            Controls and Procedures                                               11
Item 9B            Other Information                                                     12

                                                Part III

Item 10            Directors and Executive Officers of the Registrant                    12     2, 6, 9,
                                                                                                 10, 12
Item 11            Executive Compensation                                                12      14, 16
Item 12            Security Ownership of Certain Beneficial Owners and Management        12         6
Item 13            Certain Relationships and Related Transactions                        12       2, 8
Item 14            Principal Accounting Fees and Services                                12        13

                                                Part IV

Item 15            Exhibits and Financial Statement Schedules                            13

                                     Part I
Item 1.  Business.

         General

     MACC Private Equities Inc. was formed as a Delaware corporation on March 3,
1994.  It is  qualified  as a business  development  company  ("BDC")  under the
Investment Company Act of 1940, as amended (the "1940 Act"). The Corporation has
one   direct   wholly-owned    subsidiary,    MorAmerica   Capital   Corporation
("MorAmerica"). As of September 30, 2006, MorAmerica comprised approximately 99%
of the Corporation's assets.  MorAmerica is an Iowa corporation  incorporated in
1959 and which has been licensed as a small business investment company ("SBIC")
since  that year.  It has also  elected  treatment  as a BDC under the 1940 Act.
Neither of the Companies has any  employees.  All of the  Companies'  day to day operations  are  carried  out by its  officers  and the staff of its  investment
advisor,   InvestAmerica  Investment  Advisors,  Inc.  ("InvestAmerica"  or  the
"Investment Advisor").

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
          (b)  is not an investment company; and
          (c)  satisfies one of the following:
               (i)  it does not have any class of  securities  with  respect  to which a broker may extend credit;
               (ii)it is controlled by a BDC and such BDC exercises control over the company;
               (iii) it has  total  assets  of not  more  than  $4,000,000,  and capital and surplus of not less than $2,000,000; or
               (iv) it meets other criteria prescribed by the SEC.

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

         MorAmerica's Regulation by the SBA

     As an SBIC, MorAmerica is subject to regulation by the SBA. Such regulation includes the regulations  promulgated by the SBA (the "SBA Regulations")  which, consistent  with the SBA's goal of  fostering  investment  in small  businesses, limit the extent to which an SBIC's  capital  may be  impaired,  impose  certain standards  upon an SBIC's  investment  advisor,  and limit the type of portfolio company an SBIC may invest in and the nature of such investments.

         Investments and Divestitures

     MorAmerica  invested  $333,325 in  follow-on  investments  in six  existing portfolio  companies  in  fiscal  year  2006.  The  Companies'  investment-level
objectives  on  a   consolidated   basis  call  for  follow-on   investments  of
approximately  $100,000  during  fiscal year 2007,  unless the  Companies  raise additional  capital,  subject to  adjustment  based upon  current  economic  and operating conditions.

     During fiscal year 2006,  the  Corporation  recorded a net realized gain on investments of $3,645.

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

     Shares of closed-end  investment companies like the Corporation  frequently trade at a  discount  from net asset  value and the  Corporation's  shares  have historically  traded at a discount from net asset value.  At September 30, 2006, the Corporation's shares traded at a 62% discount to their net asset value. This characteristic  of shares of  closed-end  investment  companies  is separate and distinct  from the risk that the  Corporation's  per share net asset  value will decline. In addition,  due to the following reasons, the Corporation is not only different from other  closed-end  funds,  is a greater risk than similar venture capital closed-end funds.

     o    First,  many  closed-end  funds  generally  are  structured to produce annual dividends to shareholders.  The Corporation,  however, does not presently pay dividends  but,  rather,  retains all income after taxes and expenses to reduce debt or fund  additional  investments  and thus
          create   capital   appreciation.   The   return  to   holders  of  the
          Corporation's  Common Stock is thus  anticipated  to be long-term  and capital in nature. The Corporation's  Board of Directors (the "Board")
          will,  however,  consider  payment  of  dividends  in the  future  and reserves the right to do so without shareholder approval.

     o    Second,  due to  several  factors,  including  the  small  size of the
          Corporation relative to fixed expenses,  and the fact that much of the income of the  Corporation  arises  through  capital gains rather than ordinary  income,  on a consolidated  basis,  the Corporation has lost money (that is, had net investment expense, rather than new investment income)  in each of the  last  five  years.  Many  similar  funds  are structured  to earn  sufficient  current  income to achieve  operating income (investment income in excess of operating expenses) each year.

Many of our portfolio  investments  will be recorded at fair value as determined in good faith by our Board and, as a result, there will be uncertainty as to the value of our portfolio investments.

     Pursuant  to the  requirements  of the 1940 Act,  substantially  all of the
Corporation's  portfolio investments are recorded at fair value as determined in good  faith by our  Board on a  quarterly  basis,  and,  as a  result,  there is uncertainty regarding the value of the Corporation's  portfolio investments.  At
September  30,  2006,  approximately  83%  of  the  Corporation's  total  assets represented  investments  recorded at fair value.  Since there is  typically  no readily  ascertainable  market value for the  investments  in the  Corporation's portfolio,  our  Board  determines  in  good  faith  the  fair  value  of  these investments  pursuant to a valuation policy and a consistently applied valuation process.

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
The settlement  required the SBICs to pay a monetary award to the other party to the  proceedings  and also  required  approval  by the  SBA.  In  approving  the settlement,  the SBA required the SBICs to agree,  jointly and severally,  to be liable to SBA for up to one-half of the SBA's potential losses on SBA debentures issued by the SBICs, up to a maximum payment of $7.5 million. The SBA will incur losses under this agreement only following full and final  liquidation of any of these SBICs whose SBA debentures are not repaid in full.  Should MorAmerica ever be required to make a payment under this agreement, it will have a claim against the other three SBICs.

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

     The Corporation is wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of its officers and of its Investment  Advisor,  subject to supervision by the Board.  However,  the advisory  agreement with InvestAmerica is short-term in nature and is subject to cancellation  on sixty days' notice.  InvestAmerica's  management  believes that performance is attributable  largely to the abilities and experiences of certain key individuals.  The loss to InvestAmerica  of these  individuals  could have a material adverse effect on the Corporation's performance.

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

     As a result of regulatory  restrictions,  we are not permitted to invest in any portfolio company in which the Investment Advisor or any affiliate currently has an investment. However, under the terms of an exemptive order granted by the
SEC, under certain specified circumstances, the Corporation may invest (and make follow on

investments)  in  portfolio  companies at the same time and on the same terms as
InvestAmerica's   affiliates.   All  such   investments   are  reviewed  by  the
Corporation's independent directors to assure conformity to the exemptive order.

If we issue senior securities,  including debt, we will be exposed to additional risks, including the typical risks associated with leverage.

     The  Corporation  may borrow funds from and issue senior debt securities to banks,  insurance  companies or other  lenders up to the limit  permitted by the
1940 Act.  Currently,  through  MorAmerica,  the  Corporation has borrowed funds through the SBIC  programs  established  by the SBA. Such  borrowings  cause the
Corporation to be leveraged.  When such borrowings are incurred,  the lenders of these funds will have fixed dollar claims on the  Corporation's  assets superior to the claims of the Corporation's  shareholders.  Decreases in the value of the investments  below  their  value  at the time of  acquisition  would  cause  the
Corporation's net asset value to decline more sharply than it would if the funds had not been borrowed. Any decrease in the rate of income would cause net income to  decline  more  sharply  than it would had the funds  not been  borrowed  and invested.  Leverage  is  thus  generally  considered  a  speculative  investment technique.  Conversely,  however,  the ability of the Corporation to achieve its investment  objectives may depend in part on its ability to acquire  leverage on favorable terms by borrowing  through the SBA, banks or insurance  companies and there can be no assurance  that such  leverage  can in fact be acquired.  In the event  MorAmerica is able to and desires to resume SBIC  borrowings,  changes in legislation  applicable to or  Congressional  funding for the SBA, or changes in the SBA regulations,  may have an adverse impact on the future ability of either the Corporation or MorAmerica to acquire such leverage.

     The  Corporation,   on  a  consolidated   basis  through  its  wholly-owned
subsidiary MorAmerica,  had outstanding  $10,790,000 in subordinated  debentures issued to various  parties and  guaranteed by the SBA on September 30, 2006. The following describes the maturities and interest rates of these debentures:

       Due Year Ending
        September 30            Principal Amount         Fixed Interest Rate
            2011                  $5,835,000                   6.89%
            2012                  $4,955,000                   6.91%

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

     *    price and volume fluctuations in the overall stock market from time to time;

     *    significant  volatility  in the  market  price and  trading  volume of securities of BDCs or other financial services companies;

     *    changes in laws or regulatory  policies or tax guidelines with respect to BDCs or regulated investment companies;

     *    actual or anticipated  changes in our earnings or  fluctuations in our operating  results  or  changes  in  the  expectations  of  securities analysts;

     *    risks  associated  with possible  disruption in our  operations due to terrorism;

     *    general economic conditions and trends;

     *    loss of a major funding source;

     *    departures of key personnel; or

     *    other risks and  uncertainties as may be detailed from time to time in our public announcements and SEC filings.

Item 2.  Properties.

     The  Corporation  does not own or lease any  properties  or other  tangible assets. Its business premises and equipment are furnished by InvestAmerica.  The
Investment Advisor is compensated for its provision of the business premises and equipment to the Companies  through the management fees paid by the Companies to the Investment Advisor.

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
"Shareholder Information" section of the 2006 Annual Report.

Item 6.  Selected Financial Data.

     Information  in response to this Item is  incorporated  by reference to the
"Selected Financial Data" section of the 2006 Annual Report.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
of Operation.

     Information  in response to this Item is  incorporated  by reference to the
"Management's Discussion and Analysis" section of the 2006 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Information  in response to this Item is  incorporated  by reference to the
"Quantitative and Qualitative Disclosures About Market Risk" section of the 2006
Annual Report.

Item 8.  Financial Statements and Supplementary Data.

     Information  in response to this Item is  incorporated  by reference to the
Consolidated Financial Statements, notes thereto and report thereon contained in the 2006 Annual Report.

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information  in response to this Item is  incorporated  by reference to the
identification  of  directors  and  nominees   contained  in  the  "Election  of
Directors"  section and the  subsections  captioned  "Executive  Officers of the
Corporation,"  "Meetings  and  Committees  of the  Board of  Directors,"  "Audit
Committee Report" and "Section 16(a) Beneficial Ownership Reporting  Compliance"
under the  "Additional  Information"  section  of the  Corporation's  2007 Proxy
Statement.

     Code of Ethics

     The  Corporation  has  adopted a Code of  Business  Conduct and Ethics that applies to all of the  Corporation's  officers,  directors  and  employees.  The
Corporation's  Code of Business  Conduct and Ethics,  as amended by the Board of
Directors on October 5, 2004, is attached as an exhibit to this Annual Report on
Form 10-K.

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
Cedar Rapids, Iowa 52401 or by calling (319) 363-8249.

Item 11.  Executive Compensation.

     Information  in response to this Item is  incorporated  by reference to the subsections  captioned  "Compensation  of Directors and Executive  Officers" and
"Performance Graph" under the section "Additional Information" of the 2007 Proxy
Statement.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
Related Stockholder Matters.

     Information  in response to this Item is  incorporated  by reference to the subsection captioned "Section 16(a) Beneficial  Ownership Reporting  Compliance"
under the section "Additional Information" of the 2007 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

     Information  in response to this Item is  incorporated  by reference to the
section  captioned   "Election  of  Directors"  and  the  subsection   captioned
"Investment  Advisor  and  Certain  Business  Relationships"  under the  section
"Additional Information" of the 2007 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

     Information  in response to this Item is  incorporated  by reference to the subsection  captioned  "Independent Auditor Fees and Services" under the section
"Additional Information" of the 2007 Proxy Statement.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)  Documents filed as part of this Report:

     (1)  A. The following financial statements are incorporated by reference to the 2006 Annual Report.

             Consolidated Balance Sheet at September 30, 2006
             Consolidated  Statement of Operations for the year ended
             September 30, 2006
             Consolidated  Statements  of  Changes in Net Assets for the years ended September 30, 2006 and September 30, 2005
             Consolidated Statement of Cash Flows for the year ended September
             30, 2006
             Notes to Consolidated Financial Statements  Consolidated Schedule
             of Investments as of September 30, 2006 Notes to the Consolidated
             Schedule of Investments
          B. The Report of the Registered  Independent  Public Accounting Firm
             with respect to the  financial  statements  listed in A. above is incorporated by reference to the 2006 Annual Report.

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
                  10.2(4)   Investment   Advisory  Agreement  between
                            MorAmerica  Capital   Corporation  and
                            InvestAmerica
                            Investment Advisors, Inc. dated July 21, 2005.
                  13        2006 Annual Report to Stockholders.
                  14        Code of Business Conduct and Ethics
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
                    (3)  Incorporated by reference to the  Corporation's  Annual
                         Report on Form 10-K for the period ended  September 30,
                         2002, as filed with the SEC on December 27, 2002.
                    (4)  Incorporated by reference to the  Corporation's  report on Form 8-K as filed with the SEC on July 21, 2005.
                    (5)  Incorporated by reference to the  Corporation's  Annual
                         Report on Form 10-K for the period ended  September 30,
                         2003, as filed with the SEC on December 29, 2003.

(b)      Exhibits

         See (a)(3) above.

(c)      Financial Statement Schedules

         See (a)(1) and (a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 28, 2006.

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

                  Signature                                 Date
                  ---------                                 ----

    /s/ Geoffrey T. Woolley                           December 28, 2006
---------------------------                           -----------------
Geoffrey T. Woolley,
Chairman of the Board

    /s/ Michael W. Dunn                               December 28, 2006
---------------------------                           -----------------
Michael W. Dunn, Director

    /s/ Benjamin Jiaravanon                           December 28, 2006
---------------------------                           -----------------
Benjamin Jiaravanon, Director

    /s/ Jasja Kotterman                               December 28, 2006
---------------------------                           -----------------
Jasja Kotterman, Director

   /s/ Gordon J. Roth                                 December 28, 2006
---------------------------                           -----------------
Gordon J. Roth, Director