Form 10-Q
period 2006-12-31
MACC PRIVATE EQUITIES INC
filed 2007-02-14
CIK 923808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2006

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------

Commission file number 0-24412
                       -------

                           MACC Private Equities Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                     42-1421406
                    --------                                     ----------
 (State or other jurisdiction of incorporation                (I.R.S. Employer
                or organization)                             Identification No.)

            101 Second Street SE, Suite 800, Cedar Rapids, Iowa 52401
            ---------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (319) 363-8249
                                 --------------
              (Registrant's telephone number, including area code)

---------------------------------------------------------------------------------
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

     At December 31, 2006, the registrant had issued and  outstanding  2,464,621 shares of common stock.

                                      Index

    PART I.     FINANCIAL INFORMATION
    Item 1.     Financial Statements                                        Page

                Condensed Consolidated Balance
                Sheets at December 31, 2006 (Unaudited)
                and September 30, 2006....................................     1

                Condensed Consolidated Statements of
                Operations (Unaudited) for the three months
                ended December 31, 2006 and December 31, 2005.............     2

                Condensed Consolidated Statements of
                Cash Flows (Unaudited) for the three months
                ended December 31, 2006 and December 31, 2005............      3

                Notes to (Unaudited) Condensed Consolidated
                Financial Statements.....................................      4

                Consolidated Schedule of Investments (Unaudited)
                at December 31, 2006 ....................................      7

    Item 2.     Management's Discussion and Analysis
                of Financial Condition and Results of Operations ........     10

    Item 3.     Quantitative and Qualitative

                Certifications..................          See Exhibits 31 and 32

PART I -- FINANCIAL INFORMATION

Item 1.           Financial Statements

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets

                                                                                   December 31,          September
                                                                                       2006                 30,
                                                                                   (Unaudited)             2006
                                                                                 ----------------     ---------------

Assets

Loans and investments in portfolio securities, at market or fair value:
   Unaffiliated companies (cost of $2,874,079 and $2,920,073)                $          2,888,709           2,909,703
   Affiliated companies (cost of $13,429,581 and $13,841,969)                          12,882,952          13,143,159
   Controlled companies (cost of $3,129,106 and $3,159,419)                             3,103,169           2,886,639
Cash and cash equivalents                                                               3,035,785           2,132,350
Interest receivable                                                                       107,712             358,717
Other assets                                                                            1,243,988           1,399,487
                                                                             ---------------------     ---------------
         Total assets                                                        $         23,262,315          22,830,055
                                                                             =====================     ===============

Liabilities and net assets

Liabilities:
     Debentures payable                                                      $         10,790,000          10,790,000
     Incentive fees payable                                                               108,399             108,399
     Accrued interest                                                                     246,789              61,173
     Accounts payable and other liabilities                                               219,899             252,249
                                                                             ---------------------     ---------------
         Total liabilities                                                             11,365,087          11,211,821
                                                                             ---------------------     ---------------

Net assets:
     Common stock, $.01 par value per share; authorized 10,000,000
         shares; issued and outstanding 2,464,621 shares                                   24,646              24,646
     Additional paid-in-capital                                                        12,430,518          12,575,548
     Unrealized depreciation on investments                                             (557,936)           (981,960)
                                                                             ---------------------     ---------------
         Total net assets                                                              11,897,228          11,618,234
                                                                             ---------------------     ---------------
         Total liabilities and net assets                                    $         23,262,315          22,830,055
                                                                             =====================     ===============
Net assets per share                                                         $               4.83                4.71
                                                                             =====================     ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                  For the three         For the three
                                                                                   months ended          months ended
                                                                                   December 31,          December 31,
                                                                                      2006                  2005
                                                                                ------------------    ----------------

Investment income:
     Interest
         Unaffiliated companies                                              $             15,676              59,538
         Affiliated companies                                                             138,939             193,886
         Controlled companies                                                              30,539              18,786
         Other                                                                             33,887              33,954
     Dividends
         Unaffiliated companies                                                               ---               2,187
         Affiliated companies                                                              35,310              23,333
                                                                             ---------------------    ----------------
             Total investment income                                                      254,351             331,684
                                                                             ---------------------    ----------------

Operating expenses:
     Interest expenses                                                                    195,610             319,059
     Management fees                                                                       85,694             117,439
     Professional fees                                                                     63,214              41,921
     Other                                                                                 54,863              73,304
                                                                             ---------------------    ----------------
          Total operating expenses                                                        399,381             551,723
                                                                             ---------------------    ----------------
             Investment expense, net                                                    (145,030)           (220,039)
                                                                             ---------------------    ----------------

Realized and unrealized gain (loss) on investments and other assets:
     Net realized gain on investments:
          Unaffiliated companies                                                              ---             213,333
Net change in unrealized appreciation/depreciation investments                            424,024         (1,016,410)
Net change in unrealized loss on other assets                                                 ---            (29,521)
                                                                             ---------------------    ----------------
     Net gain (loss) on investments                                                       424,024           (832,598)
                                                                             ---------------------    ----------------
     Net change in net assets from operations                                $            278,994         (1,052,637)
                                                                             =====================    ================

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                For the three         For the three
                                                                                 months ended          months ended
                                                                                 December 31,          December 31,
                                                                                     2006                  2005
                                                                              -----------------    -------------------

Cash flows from operating activities:
      Increase (decrease) in net assets from operations                       $          278,994           (1,052,637)

      Adjustments to reconcile increase (decrease) in net assets from operations to net cash provided by operating activities:
           Net realized and unrealized (gain) loss on investments                      (424,024)               803,077
           Net realized and unrealized loss on other assets                                  ---                29,521
           Proceeds from disposition of and payments on
                loans and investments in portfolio securities                            553,695               593,472
           Purchases of loans and investments in portfolio securities                   (65,000)             (103,370)
           Change in interest receivable                                                 251,005              (71,374)
           Change in other assets                                                        155,499             1,911,753
           Change in accrued interest, deferred incentive fees payable,
                accounts payable and other liabilities                                   153,266               164,258
                                                                              ------------------    ------------------
                    Net cash provided by operating activities                            903,435             2,274,700

Cash and cash equivalents at beginning of period                                       2,132,350             2,393,149
                                                                              ------------------    ------------------
Cash and cash equivalents at end of period                                    $        3,035,785             4,667,849
                                                                              ==================    ==================

See accompanying notes to unaudited condensed consolidated financial statements.

MACC PRIVATE EQUITIES INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)      Basis of Presentation

         The accompanying  unaudited condensed consolidated financial statements include the accounts of MACC Private  Equities  Inc.  (Equities)  and its wholly owned subsidiary  MorAmerica Capital Corporation (MACC) which have been prepared in accordance with U.S. generally accepted accounting  principles for investment companies.  All  material  intercompany  accounts  and  transactions  have  been eliminated in consolidation.

         The  financial   statements  included  herein  have  been  prepared  in
accordance  with U.S.  generally  accepted  accounting  principles  for  interim financial  information and instructions to Form 10-Q and Article 6 of Regulation
S-X.  The  financial   statements   should  be  read  in  conjunction  with  the
consolidated  financial  statements  and notes thereto of MACC Private  Equities
Inc. and its  Subsidiary as of and for the year ended  September  30, 2006.  The information reflects all adjustments  consisting of normal recurring adjustments which are, in the opinion of management,  necessary for a fair  presentation  of the results of operations  for the interim  periods.  The results of the interim period reported are not necessarily indicative of results to be expected for the year.  The balance sheet  information  as of September 30, 2006 has been derived from the audited balance sheet as of that date.

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

(3)      Financial Highlights (Unaudited)

                                                                For the three       For the three
                                                                 months ended        months ended
                                                                 December 31,        December 31,
                                                                     2006                2005
                                                                ---------------     ---------------

     Per Share Operating  Performance
         (For a share of capital stock  outstanding
         throughout the period):
         Net asset value, beginning of period                $            4.71                5.54
                                                                ---------------     ---------------

     Income from investment operations:
           Investment expense, net                                      (0.06)              (0.09)
           Net realized and unrealized gain
           (loss) on investment transactions                              0.18              (0.33)
           Conversion of note payable and accrued
           interest to shares of common stock                              ---              (0.00)
                                                                ---------------     ---------------
           Total from investment operations                               0.12              (0.42)
                                                                ---------------     ---------------

     Net asset value, end of period                          $            4.83                5.12
                                                                ===============     ===============
     Closing market price                                    $            2.03                2.56
                                                                ===============     ===============

                                                                For the three       For the three
                                                                 months ended        months ended
                                                                 December 31,        December 31,
                                                                     2006                2005
                                                                ---------------     ---------------

          Total return
          Net asset value basis                                           2.40%           (7.70)
          Market price basis                                           (20.70)  %           (0.04)

          Net asset value, end of period
             (in thousands)                                  $          11,897              12,612

       Ratio to average net assets:
            Investment expense, net                                       1.26%             1.62
            Operating and income tax expense                              3.46%             4.07

The ratios of  investment  expense,  net to average  net  assets,  of  operating expenses  and income tax  expenses  to average  net assets and total  return are calculated for common stockholders as a class. Total return,  which reflects the annual  change in net  assets,  was  calculated  using the  change in net assets between the  beginning  of the current  fiscal year and end of the current  year period  divided by the  beginning of the year average net assets.  An individual common stockholders'return may vary from these returns.

(4)      Recent Accounting Pronouncements

         In July 2006,  the FASB issued FASB  Interpretation  No. 48 ("FIN 48"),
"Accounting for Uncertainty in Income Taxes-an  Interpretation of FASB Statement
No. 109." This interpretation prescribes a recognition threshold and measurement process for recording in the financial

statements  uncertain  tax  positions  taken  or  expected  to be taken in a tax
return.   Additionally,   this   interpretation   provides   guidance   on   the
derecognition,  classification,  accounting in interim  periods,  and disclosure requirements  for  uncertain  tax  positions.  The  provisions of FIN 48 will be effective at the  beginning of the first fiscal year that begins after  December
15, 2006. We are evaluating the effect, if any, the adoption of FIN 48 will have on our financial statements.

         In September  2006, the Securities  and Exchange  Commission  published
Staff Accounting  Bulletin ("SAB") No. 108 (Topic 1N),  "Considering the Effects
of Prior Year  Misstatements  when  Quantifying  Misstatements  in Current  Year
Financial   Statements."   SAB  No.  108   requires   registrants   to  quantify
misstatements using both the balance-sheet and income-statement approaches, with adjustment required if either method results in a material error. The provisions of SAB No. 108 are  effective as of the  beginning of the first fiscal year that ends after November 15, 2006. We are evaluating the effect, if any, the adoption of SAB No. 108 will have on our financial statements.

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
DECEMBER 31, 2006

Manufacturing:
                                                                                             Percent
                                                                                             of Net
Company                                      Security                                        assets        Value         Cost (d)
------------------------------------------------------------------------------------------------------------------------------------

AAMI, Inc. (a)                               6% debt security, due April 1, 2010 (c)                   $      554,577        780,000
   Wichita, Kansas                           Warrant to purchase 11,143 common shares (c)                           1              1
     Manufacturer of industrial and          6% debt security, due April 1, 2010 (c)                          221,000        221,000
     commercial boilers and shower doors,    121,457 common shares (c)                                            ---        121,457
     frames and enclosures                   6% debt security, due April 1, 2010 (c)                          256,880        256,880
                                             312,000 common shares (c)                                            ---          3,120
                                                                                                          -----------    -----------
                                                                                                            1,032,458      1,382,458
                                                                                                          -----------    -----------

Aviation Manufacturing Group, LLC (a)        14% debt security, due October 1, 2008 (c)                       616,000        616,000
  Yankton, South Dakota                      154,000 units preferred                                          154,000        154,000
     Manufacturer of flight critical parts   Membership interest                                               70,545             39
     for aircraft                            14% note, due October 1, 2008                                    89,320          89,320
                                             Membership interest                                               31,676            ---
                                                                                                          -----------    -----------
                                                                                                              961,541        859,359
                                                                                                          -----------    -----------

Central Fiber Corporation                    12% debt security, due March 31, 2009                            205,143        205,143
  Wellsville, Kansas                         12% debt security, due March 31, 2009                             53,079         53,079
     Recycles and manufactures                                                                            -----------    -----------
     cellulose fiber products                                                                                 258,222        258,222
                                                                                                          -----------    -----------

Detroit Tool Metal Products Co. (a)          12% debt security, due November 18, 2009                       1,371,508      1,371,508
  Lebanon, Missouri                          19,853.94 share Series A preferred (c)                           195,231        195,231
  Metal stamping                             7,887.17 common shares                                           476,742        126,742
                                                                                                          -----------    -----------
                                                                                                            2,043,481      1,693,481
                                                                                                          -----------    -----------

Handy Industries, LLC (a)                    12.5% debt security, due January 8, 2007                         667,327        667,327
  Marshalltown, Iowa                         167,171 units Class B preferred (c)                              167,171        167,171
     Manufacturer of lifts for               Membership interest                                                1,357          1,357
     motorcycles, trucks and                                                                              -----------    -----------
     industrial metal products                                                                                835,855        835,855
                                                                                                          -----------    -----------

Hicklin Engineering, L.C. (a)                10% debt security, due June 30, 2007                             740,000        740,000
  Des Moines, Iowa                           Membership interest                                                  127            127
     Manufacturer of auto and truck                                                                       -----------    -----------
     transmission and brake dynamometers                                                                      740,127        740,127
                                                                                                          -----------    -----------

Kwik-Way Products, Inc. (a)                  2% debt security, due January 31, 2008 (c)                       186,529        267,254
  Marion, Iowa                               2% debt security, due January 31, 2008 (c)                       197,776        281,795
     Manufacturer of automobile              38,008 common shares (c)                                            ----        126,651
     aftermarket engine and brake            29,340 common shares (c)                                           ----          92,910
     repair machinery                                                                                     -----------    -----------
                                                                                                              384,305        768,610
                                                                                                          -----------    -----------

Linton Truss Corporation                     542.8 common shares (c)                                             ----           ----
  Delray Beach, Florida                      400 shares Series 1 preferred (c)                                840,000         40,000
     Manufacturer of residential roof and                                                                          15             15
     floor truss systems                                                                                  -----------    -----------
                                                                                                              840,015         40,015
                                                                                                          -----------    -----------

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED)...
DECEMBER 31, 2006

Manufacturing Continued:                                                                    Percent
                                                                                            of Net
Company                                   Security                                          assets         Value         Cost (d)
------------------------------------------------------------------------------------------------------------------------------------

M.A. Gedney Company (a)                   648,783 shares preferred (c)                                 $      140,000      1,450,601
  Chaska, Minnesota                       12% debt security, due June 30, 2009                                152,000         76,000
     Pickle Processor                     Warrant to purchase 83,573 preferred shares (c)                        ----           ----
                                                                                                          -----------    -----------
                                                                                                              292,000      1,526,601
                                                                                                          -----------    -----------

Magnum Systems, Inc. (a)                  12% debt security, due November 1, 2008                             574,163        574,163
  Parsons, Kansas                         48,038 common shares (c)                                             48,038         48,038
     Manufacturer of industrial bagging   292,800 shares preferred (c)                                        304,512        304,512
     equipment                            Warrant to purchase 56,529 common shares (c)                       280,565             565
                                                                                                          -----------    -----------
                                                                                                            1,207,278        927,278
                                                                                                          -----------    -----------

Pratt-Read Corporation (a)                13,889 shares Series A Preferred (c)                                750,000        750,000
  Bridgeport, Connecticut                 7,718 shares Services A preferred (c)                               300,000        416,667
     Manufacturer of screwdriver shafts   13% debt security, due July 26, 2007 (c)                            277,800        277,800
     and handles and other hand tools     Warrants to purchase common shares (c)                                ----            ----
                                                                                                          -----------    -----------
                                                                                                            1,327,800      1,444,467
                                                                                                          -----------    -----------

Simoniz USA, Inc.                         12% debt security, due April 1, 2008                                199,306        199,306
  Bolton, Connecticut                                                                                     -----------    -----------
    Producer of cleaning and wax
    products under both the Simoniz
    brand and private label brand names

Spectrum Products, LLC (b)                13% debt security, due January 1, 2008 (c)                        1,077,649      1,077,649
  Missoula, Montana                       385,000 units Series A preferred (c)                                385,000        385,000
     Manufacturer of equipment for the    Membership interest (c)                                                 351            351
     swimming pool industry               17,536.75 units Class B preferred (c)                               47,355          47,355
                                                                                                          -----------    -----------
                                                                                                            1,510,355      1,510,355
                                                                                                          -----------    -----------

         Total manufacturing                                                                  97.78%       11,632,743     12,186,134
                                                                                            ==========    -----------    -----------
Service:

FreightPro, Inc                           18% debt security, due February 21, 2007 (c)                        56,250         262,500
  Overland Park, Kansas                   18% debt security, due February 15, 2007 (c)                        18,750          87,500
     Internet based outsource provider    Warrant to purchase 366,177.80 common shares (c)                         2               2
     of freight logistics                                                                                 -----------    -----------
                                                                                                              75,002         350,002
                                                                                                          -----------    -----------

Monitronics International, Inc.           73,214 common shares (c)                                           439,284          54,703
  Dallas, Texas                                                                                           -----------    -----------
     Provides home security systems
     monitoring services

Morgan Ohare, Inc. (b)                    0% debt security, due January 1, 2007 (c)                        1,099,063       1,125,000
  Addison, Illinois                       10% debt security, due January 1, 2007                             375,000         375,000
  Fastener plating and heat treating      57 common shares (c)                                                     1               1
                                          10% debt security, due January 1, 2007                              25,000          25,000
                                          10% debt security, due January 1, 2007                              75,000          75,000
                                          10% debt security, due January 1, 2007                              18,750          18,750
                                                                                                          -----------    -----------
                                                                                                           1,592,814       1,618,751
                                                                                                          -----------    -----------

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED)...
DECEMBER 31, 2006

Service Continued:                        Security                                           Percent
                                                                                             of Net
Company                                   Security                                           assets        Value         Cost (d)
------------------------------------------------------------------------------------------------------------------------------------

SMWC Acquisition Co., Inc. (a)            13% debt security due May 19, 2007                           $     110,000         110,000
  Kansas City, Missouri                   1,320 shares common (c)                                            442,900          42,900
     Steel warehouse distribution and     Warrant to purchase 2,200 common shares (c)                           ----            ----
     processing                           176,550 shares Series A preferred                                  353,100         353,100
                                                                                                          -----------    -----------
                                                                                                             906,000         506,000
                                                                                                          -----------    -----------

Warren Family Funeral Homes, Inc.         Warrant to purchase 346.5 common shares (c)                        200,012              12
  Topeka, Kansas                                                                                          -----------    -----------
     Provider of value priced funeral
     services

         Total Service                                                                        27.01%       3,213,112       2,529,468
                                                                                            ==========    -----------    -----------

Technology and Communications:

Feed Management Systems, Inc. (a)         540,551 common shares (c)                                        1,327,186       1,327,186
  Brooklyn Center, Minnesota              674,309 shares Series A preferred (c)                              674,309         674,309
     Batch feed software and systems      12% debt security, due May 20, 2008                                 54,049          54,049
     and B2B internet services            12% debt security, due August 21, 2008                              49,753          49,753
                                          Warrants to purchase 166,500 Series A preferred (c)                    ---             ---
                                                                                                          -----------    -----------
                                                                                                           2,105,297       2,105,297
                                                                                                          -----------    -----------

MainStream Data, Inc. (a)                 322,763 shares Series A preferred (c)                              180,044         200,049
  Salt Lake City, Utah                                                                                    -----------    -----------
     Content delivery solutions
     provider

Miles Media Group, Inc. (a)               1,000 common shares (c)                                            866,767         440,000
  Sarasota, Florida                       100 common options (c)                                                 ---             ---
     Tourist magazine publisher                                                                           -----------    -----------
                                                                                                             866,767         440,000
                                                                                                          -----------    -----------

Phonex Broadband Corporation              1,855,302 shares Series A preferred (c)                            288,750       1,155,000
  Midvale, Utah                                                                                           -----------    -----------
     Power line communications

Portrait Displays, Inc.                   8% debt security, due April 1, 2009                                 62,167          62,167
  Pleasanton, California                  8% debt security, due April 1, 2012 (c)                            325,950         750,001
    Designs and markets pivot             Warrant to purchase 39,400 common shares (c)                           ---             ---
    enabling software for LCD                                                                             -----------    -----------
    computer monitors                                                                                        388,117         812,168
                                                                                                          -----------    -----------

SnapNames.com, Inc.                       511,500 common shares (c)                                          200,000           4,650
  Portland, Oregon                                                                                        -----------    -----------
     Domain name management

Total technology and communications                                                            33.86%      4,028,975       4,717,164
                                                                                            ==========    -----------    -----------
                                                                                                      $   18,874,830      19,432,766
                                                                                                          ===========    ===========
(a) Affiliated company.
(b) Controlled company.
(c) Non-income producing.
(d) For all debt  securities  presented,  the  cost is  equal  to the  principal balance.
See accompanying notes to unaudited condensed consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

         This section contains  certain  forward-looking  statements  within the meaning  of the  Private  Securities  Litigation  Reform  Act of 1995 (the "1995
Act").  Such  statements  are  made  in  good  faith  by  MACC  pursuant  to the safe-harbor  provisions of the 1995 Act, and are  identified as including  terms such as "may," "will," "should," "expects," "anticipates," "estimates," "plans,"
or similar language. In connection with these safe-harbor  provisions,  MACC has identified  in its  Annual  Report to  Shareholders  for the  fiscal  year ended
September 30, 2006,  important factors that could cause actual results to differ materially from those contained in any  forward-looking  statement made by or on behalf of MACC,  including,  without limitation,  the high risk nature of MACC's portfolio  investments,  the effects of general  economic  conditions  on MACC's portfolio  companies,  the effects of recent or future  losses on the ability of
MorAmerica  Capital to comply with applicable  regulations of the Small Business
Administration  and  MorAmerica  Capital's  ability  to obtain  future  funding, changes in prevailing market interest rates, and contractions in the markets for corporate acquisitions and initial public offerings.  MACC further cautions that such factors are not exhaustive or exclusive.  MACC does not undertake to update any  forward-looking  statement  which  may be made  from  time to time by or on behalf of MACC.

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

First Quarter Ended  December 31, 2006 Compared to First Quarter Ended  December
31, 2005

                                                                   For the three months ended
                                                                          December 31,
                                                              --------------------------------------
                                                                      2006               2005               Change
                                                              ----------------- --------------------     --------------

Total investment income                                       $        254,351              331,684           (77,333)
Net operating expense                                                (399,381)            (551,723)            152,342
                                                                  -------------     ----------------     --------------

Investment expense, net                                              (145,030)            (220,039)             75,009
                                                                  -------------     ----------------     --------------

Net realized gain on investments                                           ---              213,333          (213,333)
Net change in unrealized appreciation/
     depreciation on investments and other assets                      424,024          (1,016,410)          1,440,434
Net change in unrealized loss on other assets                              ---             (29,521)             29,521
                                                                  -------------     ----------------     --------------

Net gain (loss) on investments                                         424,024            (832,598)          1,256,622
                                                                  -------------     ----------------     --------------

Net change in net assets from operations                      $        278,994          (1,052,637)          1,331,631
                                                              =================     ================     ==============
Net asset value per share:
         Beginning of period                                  $           4.71                 5.54
                                                              =================     ================
         End of period                                        $           4.83                 5.12
                                                              =================     ================

Total Investment Income

         During the current fiscal year first quarter,  total investment  income was $254,351,  a decrease of $77,333,  or 23%, from total  investment  income of
$331,684 for the prior year first quarter.  In the current year first quarter as compared to the prior year first quarter,  interest income decreased $87,123, or
28% and  dividend  income  increased  $9,790,  or 38%.  The decrease in interest income is the net result of repayments of principal on debt portfolio securities issued by nine portfolio companies,  a decrease in interest income on three debt portfolio  securities  which have been placed on non-accrual of interest status, and an increase in interest income on one debt portfolio security which had been on  non-accrual  of interest  status  during the prior year first quarter and is currently making interest payments. In the current year first quarter,  although
MACC received a dividend on one existing  portfolio  investment,  as compared to dividend  income  received  in the prior year first  quarter  from two  existing portfolio companies, the current year dividend was larger.

Net Operating Expenses

         Net  operating  expenses for the first quarter of the current year were
$399,381, a decrease of $152,342,  or 28%, as compared to net operating expenses for the prior  year  first  quarter  of  $551,723.  Interest  expense  decreased
$123,449,  or 39%, in the current  year first  quarter due to the  repayment  of borrowings from the Small Business  Administration  ("SBA") of $6,000,000 in the
prior fiscal year.  Management  fees decreased  $31,745,  or 27%, in the current year first quarter due to the decrease in capital under management. Professional fees increased $21,293, or 51%, in the current year first quarter due in part to the  timing  of legal  expenses  associated  with the 2006  Annual  Shareholders
Meeting in the prior year first quarter.  Other expenses decreased  $18,441,  or
25%,  in the  current  year first  quarter as  compared  to the prior year first quarter.  The decrease in other expenses is due to the decrease in directors and officers  insurance,  director's fees and board travel expense  resulting from a reduction  in the  size  of  MACC's  Board  of  Directors,  and  the  timing  of administrative expenses.

Investment Expense, Net

         For the current year first quarter,  MACC recorded  investment expense, net of $145,030,  as compared to investment expense,  net of $220,039 during the prior year first quarter.  The decrease in investment expense, net is the result of the decrease in operating expenses  described above,  partially offset by the decrease in investment income described above.

Net Realized Gain on Investments

         During the current year first quarter, MACC had no net realized gain or loss on  investments,  as compared  with net  realized  gain on  investments  of
$213,333  during the prior year first  quarter.  Management  does not attempt to maintain a  comparable  level of realized  gains  quarter to quarter but instead attempts to maximize total investment  portfolio  appreciation through realizing gains in the  disposition  of  securities.  MACC's  investment  advisor earns an incentive  fee  which is  calculated  as a  percentage  of the  excess of MACC's realized gains in a particular  period,  over the sum of net realized losses and unrealized  depreciation  during  the same

period.  As a  result,  the  timing  of  realized  gains,  realized  losses  and unrealized  depreciation  can have an effect on the amount of the  incentive fee payable to the investment advisor.

Net Change in Unrealized Appreciation/Depreciation of Investments and Other Assets

         Net  change  in  unrealized  appreciation/depreciation  on  investments represents  the  change for the period in the  unrealized  appreciation,  net of unrealized  depreciation,  on MACC's  total  investment  portfolio  based on the valuation method described under "Critical Accounting Policy".

         MACC  recorded net change in  unrealized  appreciation/depreciation  on investments of $424,024  during the current year first  quarter,  as compared to
($1,016,410) during the prior year first quarter. This net change resulted from:

          o    Unrealized  appreciation  in the  fair  value  of five  portfolio
               companies   totaling  $474,024  during  the  current  year  first
               quarter, as compared to unrealized appreciation in the fair value of three portfolio  companies  totaling $627,442 during the prior year first quarter.

          o    Unrealized  depreciation  in the  fair  value  of  one  portfolio company of $50,000  during the  current  year first  quarter,  as compared to  unrealized  depreciation  in the fair value of eight portfolio  companies  of  $1,430,519  during the prior year first quarter.

          o    Reversal of unrealized  appreciation of $213,333 in one portfolio company during the prior year first quarter.

         There was no net change in  unrealized  gain on other assets during the current year first  quarter,  as compared to a net change in unrealized  loss on other assets of $29,521 during the prior year first quarter.

Net Change in Net Assets from Operations

         MACC  experienced  an  increase of $278,994 in net assets at the end of the first  quarter of fiscal year 2006,  and the  resulting  net asset value per share was $4.83 as of December  31,  2006,  as compared to $4.71 as of September
30, 2006 and $5.12 as of December 31, 2005.

         MACC  has six  portfolio  investments  valued  at  cost,  has  recorded
unrealized  appreciation  on  nine  portfolio  investments,   and  has  recorded
unrealized  depreciation  on nine  portfolio  investments.  The  increase in net assets  recorded  during the current year first quarter was primarily the result of  increases  in the  fair  value  of  five  portfolio  investments.  Quarterly valuations can be affected by a portfolio  company's short term performance that results in  increases or decreases in  unrealized  depreciation  and  unrealized appreciation for the quarter.  Changes in the fair value of a portfolio security may or may not be  indicative  of the long  term  performance  of the  portfolio company.

         Due to its  previously  reported  agreement  with the SBA,  MACC is not currently  making  investments  in new portfolio  companies,  however,  MACC may periodically  make follow-on  investments.  MACC is prudently  selling portfolio companies  and is  using  the  resulting  proceeds  to  reduce  debt  by  paying
SBA-guaranteed debentures.  MACC recorded significant reductions in its interest expense and management fees in the first quarter of the current fiscal year as a result of reducing debt by paying SBA debentures.

         While  the  economy  continues  to be  strong,  it is not  even  in all sectors.  Portfolio  companies have had to deal with high energy costs, high raw material costs,  and in some cases flat or decreased  sales. The growth of China and India and continued  competition from imported  products from Asia,  Central
America,  and South  America have made it more  difficult to increase  prices as commodity prices rise. The current world tensions and the continuing conflict in
Iraq  increase  the  uncertainty  of future  performance;  however,  the economy continues  to grow and  management  believes  MACC's  investment  portfolio  may benefit from improved operating  performance at a number of portfolio  companies
and  from  an  anticipated   robust  market  for  corporate   acquisitions   and
investments.  The overall  activity in the market for corporate  acquisitions is strong.

              Financial Condition, Liquidity and Capital Resources

         To date,  MACC has relied upon several  sources to fund its  investment activities,  including  MACC's  cash and  money  market  accounts  and the Small
Business Investment Company ("SBIC") leverage program operated by the SBA.

         As  an  SBIC,  MorAmerica  Capital  is  required  to  comply  with  the regulations of the SBA (the "SBA  Regulations").  These regulations  include the capital  impairment  rules,  as  defined  by  Regulation  107.1830  of  the  SBA
Regulations.  As of December 31,  2006,  the capital of  MorAmerica  Capital was impaired less than the 55% maximum  impairment  percentage  permitted  under SBA
Regulations.  MorAmerica Capital's impairment percentage was 43% at December 31,
2006.  If  MorAmerica  Capital   experiences   negative  operating  results,  no
assurances can be given that  MorAmerica  Capital's  impairment  percentage will continue to be less than the maximum impairment percentage in future periods. If
MorAmerica  Capital  would exceed the maximum  impairment  percentage  in future periods,  a number of events  could occur  which  would have a material  adverse affect  on the  financial  condition,  results  of  operations,  cash  flow  and liquidity of MACC and MorAmerica  Capital.  MorAmerica Capital is also currently limited by the SBA  Regulations  in the amount of  distributions  it may make to
MACC.

         As of  December  31,  2006,  MACC's cash and cash  equivalents  totaled
$3,035,785.  MACC has commitments for an additional $6,500,000 in SBA-guaranteed debentures,  which expire on September  30, 2007.  MorAmerica  Capital and three other SBICs have entered into an agreement  with the SBA in  connection  with an arbitration  settlement.  As a result of the terms of this agreement,  MACC does not believe that MorAmerica Capital will have access to the SBIC capital program in fiscal year 2007.  Subject to the other risks and uncertainties  described in this quarterly report, MACC believes that its existing cash and cash equivalents and other  anticipated  cash  flows  will  provide  adequate  funds  for  MACC's anticipated  cash  requirements  during  fiscal year 2007,  including  follow-on portfolio  investment  activities,  if any,  interest  payments  on outstanding debentures payable,  payments of principal on outstanding debentures payable, and administrative expenses. In light of the agreement with SBA, at the present time MACC is not making new investments,  is prudently selling portfolio companies  and is  using  the  resulting  proceeds  to  reduce  debt  by  paying
SBA-guaranteed  debentures.   Once  SBA  debt  is  repaid,  MACC  will  evaluate
alternatives to maximize shareholder value which may include a resumption of new
investment  funding  or  seeking   shareholder   approval  to  make  liquidating
distributions.

         Debentures  payable are composed of $10,790,000 in principal  amount of
SBA-guaranteed debentures issued by MACC's subsidiary, MorAmerica Capital, which mature as follows: $5,835,000 in fiscal year 2011, and $4,955,000 in fiscal year
2012. MACC  anticipates  that  MorAmerica  Capital will not be able to refinance these  debentures  through  the SBIC  capital  program  when  they  mature.  The following  table  shows  MACC's  significant  contractual  obligations  for  the repayment of debt and other contractual obligations as of December 31, 2006:

                             Payments due by period

Contractual Obligations
                                                                Less
                                                      than 1       1-3                          More than
                                       Total          Year         Years       3-5 Years        5 Years
                                   --------------    --------     --------    ------------    ------------

SBA Debentures                 $      10,790,000         ---          ---       5,835,000       4,955,000

Incentive Fees Payable(1)      $         108,399         ---          ---             ---         108,399

(1) Under the terms of the Subordination Agreement previously disclosed, accrued incentive fees payable to the investment advisor are subordinated to all amounts payable by MorAmerica Capital to the SBA, including  outstanding  SBA-guaranteed debentures,  and any losses the SBA may incur in connection  with the settlement of arbitration proceedings occurring in late 2004.

         MACC currently  anticipates  that it will rely primarily on its current cash and cash  equivalents  and its cash flows from operations to fund its other cash requirements  during fiscal year 2007.  Although  management believes these sources  will provide  sufficient  funds for MACC to meet its  anticipated  cash requirements,  there can be no assurances that MACC's cash flows from operations will be as projected, or that MACC's cash requirements will be as projected.

                               Portfolio Activity

         MACC's  primary  business is  investing  in and  lending to  businesses through  investments in subordinated  debt  (generally  with  detachable  equity warrants),  preferred stock and common stock.  MACC,  however,  is not currently making new investments. The total portfolio value of investments in publicly and non-publicly  traded  securities  was  $18,874,830  at  December  31,  2006  and
$18,939,501  at September 30, 2006.  During the three months ended  December 31,
2006, MACC invested $65,000 in a follow-on  investment in one existing portfolio company.  As noted above,  MACC does not expect to make any  investments  in new portfolio  companies  during fiscal year 2007,  but may invest up to $100,000 in follow-on  investments  in  existing

portfolio companies, subject to further adjustment based on current economic and operating conditions.

         MACC   frequently   co-invests  with  other  funds  managed  by  MACC's
investment  advisor.  When it makes any co-investment  with these related funds,
MACC follows  certain  procedures  consistent  with orders of the Securities and
Exchange  Commission  for related  party  co-investments  to reduce or eliminate conflict of interest issues. All of the $65,000 invested during the current year
first  quarter   represented  a  co-investment  with  funds  managed  by  MACC's investment advisor.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

         MACC is subject to market risk from  changes in market  interest  rates that affect the fair value of MorAmerica Capital's debentures payable determined in  accordance  with  Statement  of  Financial  Accounting  Standards  No.  107,
Disclosures About Fair Value of Financial Instruments.  The estimated fair value of MorAmerica Capital's outstanding debentures payable at December 31, 2006, was
$10,981,000,  with a cost of  $10,790,000.  Fair value of  MorAmerica  Capital's outstanding  debentures  payable is calculated by discounting cash flows through estimated  maturity  using a SBA borrowing  rate  currently  available  (6.4% at
December 31, 2006) for debt of similar  original  maturity.  None of  MorAmerica
Capital's  outstanding  debentures  payable are publicly traded.  Market risk is estimated as the potential  increase in fair value resulting from a hypothetical
0.5% decrease in interest rates. Actual results may differ.

-----------------------------------------------------------------------------------------
                                   December 31, 2006
-----------------------------------------------------------------------------------------

Fair Value of Debentures Payable                                    $         10,981,000

Amount Above Cost                                                   $            191,000

Additional Market Risk                                              $            196,000

------------------------------------------------------------------- ---- ----------------

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

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.

         There are no items to report.

Item 1A.          Risk Factors.

         There are no material changes to report from the risk factors disclosed in MACC's Annual Report on Form 10-K for the year ended September 30, 2006.

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

                           MACC PRIVATE EQUITIES INC.

Date:       2/8/07                         By:      /s/David R. Schroder
     ---------------------------------        ---------------------------------------------
                                               David R. Schroder, President

Date:       2/8/07                         By:      /s/Robert A. Comey
     ---------------------------------        ---------------------------------------------
                                               Robert A. Comey, Chief Financial Officer

EXHIBIT INDEX

Exhibit             Description                                                            Page
-------             -----------                                                            ----

 31.1               Section 302 Certification of David R. Schroder (CEO)                    20

 31.2               Section 302 Certification of Robert A. Comey (CFO)                      22

 32.1               Section 1350 Certification of David R. Schroder (CEO)                   24

 32.2               Section 1350 Certification of Robert A. Comey (CFO)                     25

