Form 10-Q
period 2007-03-31
MACC PRIVATE EQUITIES INC
filed 2007-05-15
CIK 923808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

     Indicate  by check mark  whether the  registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]   No  [_]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large  accelerated  filer" in Rule 12b-2 of the Exchange  Act.  (Check one):

Large accelerated filer  [_]  Accelerated filer  [_]  Non-accelerated filer  [X]

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).  Yes  [_]   No  [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares  outstanding of each of the issuer's  classes of common stock, as of the latest practicable date.

     At March 31, 2007,  the  registrant  had issued and  outstanding  2,464,621 shares of common stock.

                                      Index

     PART I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements                                          Page

              Condensed Consolidated Balance
              Sheets at March 31, 2007 (Unaudited)
              and September 30, 2006.........................................  3

              Condensed Consolidated Statements of
              Operations (Unaudited) for the three months
              and six months ended March 31, 2007 and
              March 31, 2006.................................................  4

              Condensed Consolidated Statements of
              Cash Flows (Unaudited) for the six months
              ended March 31, 2007 and March 31, 2006........................  5

              Notes to Unaudited Condensed Consolidated
              Financial Statements...........................................  6

              Consolidated Schedule of Investments (Unaudited)
              at March 31, 2007 .............................................  9

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations .............. 12

     Item 3.  Quantitative and Qualitative

              Certifications........................      See Exhibits 31 and 32

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets

                                                                                 March 31,                   September
                                                                                   2007                         30,
                                                                                (Unaudited)                    2006
                                                                          ------------------------     ---------------------

Assets

Loans and investments in portfolio securities, at market or fair value:
   Unaffiliated companies (cost of $2,796,814 and $2,920,073)             $             2,536,444                 2,909,703
   Affiliated companies (cost of $13,421,510 and $13,841,969)                          13,205,214                13,143,159
   Controlled companies (cost of $3,099,418 and $3,159,419)                             3,073,481                 2,886,639
Cash and cash equivalents                                                                 726,432                 2,132,350
Interest receivable                                                                       144,772                   358,717
Other assets                                                                            1,106,852                 1,399,487
                                                                          ------------------------     ---------------------

         Total assets                                                     $            20,793,195                22,830,055
                                                                          ========================     =====================
Liabilities and net assets

Liabilities:
     Debentures payable                                                   $             8,790,000                10,790,000
     Incentive fees payable                                                               108,399                   108,399
     Accrued interest                                                                      49,984                    61,173
     Accounts payable and other liabilities                                               231,259                   252,249
                                                                          ------------------------     ---------------------

         Total liabilities                                                              9,179,642                11,211,821
                                                                          ------------------------     ---------------------
Net assets:
     Common stock, $.01 par value per share; authorized 10,000,000
        shares; issued and outstanding 2,464,621 shares                                    24,646                    24,646
     Additional paid-in-capital                                                        12,091,510                12,575,548
     Unrealized depreciation on investments                                             (502,603)                 (981,960)
                                                                          ------------------------     ---------------------

         Total net assets                                                              11,613,553                11,618,234
                                                                          ------------------------     ---------------------

         Total liabilities and net assets                                 $            20,793,195                22,830,055
                                                                          ========================     =====================

Net assets per share                                                                         4.71                      4.71
                                                                          ========================     =====================

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                        For the three       For the three        For the six         For the six
                                        months ended         months ended        months ended        months ended
                                          March 31,            March 31,           March 31,           March 31,
                                            2007                 2006                2007                2006
                                       --------------       -------------        ------------        ------------

Investment income:
     Interest
         Unaffiliated companies        $       13,657              70,434              29,333             129,972
         Affiliated companies                 132,081             130,969             271,020             324,855
         Controlled companies                  29,361              15,090              59,900              33,876
         Other                                 26,682              35,120              60,569              69,074
     Dividends
         Unaffiliated companies                   ---                 ---                 ---               2,187
         Affiliated companies                  11,138             115,459              46,448             138,792
                                       --------------       -------------       -------------        ------------

             Total investment income          212,919             367,072             467,270             698,756
                                       --------------       -------------       -------------        ------------

Operating expenses:
     Interest expenses                        206,222             326,848             401,832             645,907
     Management fees                           87,266             113,169             172,960             230,608
     Incentive fees                               ---             143,311                 ---             143,311
     Professional fees                         75,038              81,439             138,252             123,360
     Other                                    113,107              89,952             167,970             163,256
                                       --------------       -------------       -------------        ------------

          Total operating expenses            481,633             754,719             881,014           1,306,442

          Investment expense, net
          before tax expense
                                            (268,714)           (387,647)           (413,744)           (607,686)

Income tax expense                                ---            (70,000)                 ---            (70,000)
                                       --------------       -------------       -------------        ------------

             Investment expense, net        (268,714)           (457,647)           (413,744)           (677,686)
                                       --------------       -------------       -------------        ------------

Realized and unrealized (loss) gain on
investments and other assets:
     Net realized (loss) gain on
     investments:
         Unaffiliated companies              (95,980)             457,403            (95,980)             670,736
         Affiliated companies                     ---           1,987,604                 ---           1,987,604
         Controlled companies                     ---              31,000                 ---              31,000
       Net change in unrealized
       appreciation/depreciation
       on investments                          55,333         (3,817,372)             479,357         (4,833,782)
       Net change in unrealized gain
       (loss) on other assets                  25,686               1,050              25,686            (28,471)
                                       --------------       -------------       -------------        ------------

     Net  (loss) gain on investments         (14,961)         (1,340,315)             409,063         (2,172,913)
                                       --------------       -------------       -------------        ------------

     Net change in net assets from
     operations
                                       $    (283,675)         (1,797,962)             (4,681)         (2,850,599)
                                       ==============       =============       =============        ============

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               For the six           For the six
                                                                               months ended          months ended
                                                                                March 31,             March 31,
                                                                                  2007                  2006
                                                                             ---------------        --------------

Cash flows from operating activities:
      Decrease in net assets from operations                                 $       (4,681)           (2,850,599)

      Adjustments to reconcile decrease in net assets from operations to net cash provided by operating activities:
           Net realized and unrealized (gain) loss on investments                  (479,357)             2,129,054
           Net realized and unrealized gain on other assets                           70,294                28,471
           Proceeds from disposition of and payments on
                loans and investments in portfolio securities                        668,719             4,615,294
           Purchases of loans and investments in portfolio securities               (65,000)             (103,325)
           Change in interest receivable                                             213,945             (102,971)
           Change in other assets                                                    222,341             1,554,674
           Change in accrued interest, deferred incentive fees payable,
                accounts payable and other liabilities                              (32,179)             (407,617)
                                                                             ---------------        --------------

                    Net cash provided by operating activities                        594,082             4,862,981

Cash flows from financing activities:
         Debt repayment                                                          (2,000,000)           (2,000,000)
                                                                             ---------------        --------------

                    Net cash used in financing activities                        (2,000,000)           (2,000,000)
                                                                             ---------------        --------------

                    Net (decrease) increase in cash and cash equivalents         (1,405,918)             2,862,981

Cash and cash equivalents at beginning of period                                   2,132,350             2,393,149
                                                                             ---------------        --------------

Cash and cash equivalents at end of period                                   $       726,432             5,256,130
                                                                             ===============        ==============

Supplemental disclosure of cash flow information -
      Cash paid during the period for interest                               $       369,075               605,612
                                                                             ===============        ==============

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

(3)  Financial Highlights (Unaudited)

                                                                 For the six                For the six
                                                                months ended               months ended
                                                                  March 31,                  March 31,
                                                                    2007                       2006
                                                            ---------------------      ---------------------

     Per Share Operating Performance
         (For a share of capital stock outstanding
         throughout the period):
         Net asset value, beginning of period                              4.71                        5.54
                                                            ---------------------      ---------------------

     Income from investment operations:
         Investment expense, net                                         (0.17)                      (0.27)
         Net realized and unrealized gain
         (loss) on investment transactions                                 0.17                      (0.88)
                                                            ---------------------      ---------------------
         Total from investment operations                                  0.00                      (1.15)
                                                            ---------------------      ---------------------

     Net asset value, end of period                         $              4.71                       4.39
                                                            =====================      =====================
     Closing market price                                   $              2.08                       2.71
                                                            =====================      =====================

                                                                 For the six                For the six
                                                                months ended               months ended
                                                                  March 31,                  March 31,
                                                                    2007                       2006
                                                            ---------------------      ---------------------

         Total return
         Net asset value basis                                           (0.04)  %                 (20.86)
         Market price basis                                               16.85%                  (5.45)

         Net asset value, end of period
            (in thousands)                                  $            11,614                     10,814

     Ratio to weighted average net assets:
            Investment expense, net                                        3.57%                  (4.67)
            Operating and income tax expense                               7.61%                   10.04

The ratios of  investment  expense,  net to  weighted  average  net  assets,  of operating  expenses and income tax  expenses to weighted  average net assets and total return are calculated for common  stockholders  as a class.  Total return, which reflects the annual change in net assets,  was calculated using the change in net assets  between the  beginning of the current  fiscal year and end of the current year period divided by the beginning of the year average net assets.  An individual common stockholders'return may vary from these returns.

(4)  Recent Accounting Pronouncements

     In July  2006,  the FASB  issued  FASB  Interpretation  No. 48 ("FIN  48"),
"Accounting for Uncertainty in Income Taxes-an  Interpretation of FASB Statement
No. 109." This interpretation prescribes a recognition threshold and measurement process for recording in the financial  statements uncertain tax positions taken or  expected  to be taken in a tax  return.  Additionally,  this  interpretation provides guidance on the  derecognition,  classification,  accounting in interim periods, and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be  effective  at the  beginning  of the first  fiscal  year that begins after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on our financial statements.

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
ends after  November  15,  2006.  The adoption of SAB No. 108 is not expected to have a material effect on our financial statements.

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
MARCH 31, 2007

Manufacturing:
                                                                                                   Percent
                                                                                                   of Net
Company                                              Security                                      assets       Value      Cost (d)
------------------------------------------------------------------------------------------------------------------------------------

Aviation Manufacturing Group, LLC (a)                14% debt security, due October 1, 2008 (c)            $   616,000       616,000
   Yankton, South Dakota                             154,000 units preferred                                   154,000       154,000
     Manufacturer of flight critical parts for       Membership interest                                        70,545            39
     aircraft                                        14% note, due October 1, 2008                              89,320        89,320
                                                     Membership interest                                        31,676           ---
                                                                                                           -----------    ----------
                                                                                                               961,541       859,359
                                                                                                           -----------    ----------

Central Fiber Corporation                            12% debt security, due March 31, 2009                     205,143       205,143
   Wellsville, Kansas                                12% debt security, due March 31, 2009                      53,079        53,079
     Recycles and manufactures                                                                             ------------   ----------
     cellulose fiber products                                                                                  258,222       258,222
                                                                                                           -----------    ----------

Detroit Tool Metal Products Co. (a)                  12% debt security, due November 18, 2009                1,371,507     1,371,507
   Lebanon, Missouri                                 19,853.94 share Series A preferred (c)                    195,231       195,231
     Metal stamping                                  7,887.17 common shares                                    351,742       126,742
                                                                                                           ------------   ----------
                                                                                                             1,918,480     1,693,480
                                                                                                           ------------   ----------

Handy Industries, LLC (a)                            12.5% debt security, due January 8, 2007                  667,327       667,327
   Marshalltown, Iowa                                167,171 units Class B preferred (c)                       167,171       167,171
     Manufacturer of lifts for                       Membership interest                                         1,357         1,357
     motorcycles, trucks and                                                                               ------------   ----------
     industrial metal products                                                                                 835,855       835,855
                                                                                                           ------------   ----------

Hicklin Engineering, L.C. (a)                        10% debt security, due June 30, 2007                      740,000       740,000
   Des Moines, Iowa                                  Membership interest                                           127           127
     Manufacturer of auto and truck                                                                        ------------   ----------
     transmission and brake dynamometers                                                                       740,127       740,127
                                                                                                           ------------   ----------

Kwik-Way Products, Inc. (a)                          2% debt security, due January 31, 2008 (c)                186,529       267,254
   Marion, Iowa                                      2% debt security, due January 31, 2008 (c)                197,776       281,795
     Manufacturer of automobile                      38,008 common shares (c)                                     ----       126,651
     aftermarket engine and brake                    29,340 common shares (c)                                     ----        92,910
     repair machinery                                                                                      ------------   ----------
                                                                                                               384,305       768,610
                                                                                                           ------------   ----------

Linton Truss Corporation                             542.8 common shares (c)                                      ----          ----
   Delray Beach, Florida                             400 shares Series 1 preferred (c)                         640,000        40,000
     Manufacturer of residential roof and                                                                           15            15
     floor truss systems                                                                                   ------------   ----------
                                                                                                               640,015        40,015
                                                                                                           ------------   ----------

M.A. Gedney Company (a)                              648,783 shares preferred (c)                              140,000     1,450,601
   Chaska, Minnesota                                 12% debt security, due June 30, 2009                      152,000        76,000
     Pickle Processor                                Warrant to purchase 83,573 preferred shares (c)               ---           ---
                                                                                                           ------------   ----------
                                                                                                               292,000     1,526,601
                                                                                                           ------------   ----------

Magnum Systems, Inc. (a)                             12% debt security, due November 1, 2008                   574,163       574,163
   Parsons, Kansas                                   48,038 common shares (c)                                   48,038        48,038
     Manufacturer of industrial bagging              292,800 shares preferred (c)                              304,512       304,512
     equipment                                       Warrant to purchase 56,529 common shares (c)              280,565           565
                                                                                                           ------------   ----------
                                                                                                             1,207,278       927,278
                                                                                                           ------------   ----------

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED)...
MARCH 31, 2007

Manufacturing Continued:
                                                                                                   Percent
                                                                                                   of Net
Company                                              Security                                      assets      Value       Cost (d)
------------------------------------------------------------------------------------------------------------------------------------

Pratt-Read Corporation (a)                             13,889 shares Series A Preferred (c)                $   750,000       750,000
   Bridgeport, Connecticut                             7,718 shares Services A preferred (c)                   300,000       416,667
     Manufacturer of screwdriver shafts and handles    13% debt security, due July 26, 2007 (c)                277,800       277,800
     and other hand tools                              Warrants to purchase common shares (c)                     ----          ----
                                                                                                           ------------   ----------
                                                                                                             1,327,800     1,444,467
                                                                                                           ------------   ----------

Simoniz USA, Inc.                                      12% debt security, due April 1, 2008                    128,162       128,162
   Bolton, Connecticut                                                                                     ------------   ----------
     Producer of cleaning and wax
     products under both the Simoniz
     brand and private label brand names

Spectrum Products, LLC (b)                             13% debt security, due January 1, 2008 (c)            1,077,649     1,077,649
   Missoula, Montana                                   385,000 units Series A preferred (c)                    385,000       385,000
     Manufacturer of equipment for the                 Membership interest (c)                                     351           351
     swimming pool industry                            17,536.75 units Class B preferred (c)                    47,355        47,355
                                                                                                           ------------   ----------
                                                                                                             1,510,355     1,510,355
                                                                                                           -----------    ----------

Superior Holding, Inc. (a)                             6% debt security, due April 1, 2010 (c)                 780,000       780,000
   Wichita, Kansas                                     Warrant to purchase 11,143 common shares (c)                  1             1
     Manufacturer of industrial and                    6% debt security, due April 1, 2010 (c)                 221,000       221,000
     commercial boilers and shower                     121,457 common shares (c)                                24,457       121,457
     doors, frames and enclosures                      6% debt security, due April 1, 2010 (c)                 256,880       256,880
                                                       312,000 common shares (c)                                   120         3,120
                                                                                                           -----------    ----------
                                                                                                             1,282,458     1,382,458
                                                                                                           -----------    ----------

         Total manufacturing                                                                      98.91%    11,486,598    12,114,989
                                                                                                 =======   -----------    ----------
Service:

FreightPro, Inc                                        18% debt security, due February 21, 2007 (c)                ---       262,500
   Overland Park, Kansas                               18% debt security, due February 15, 2007 (c)                ---        87,500
     Internet based outsource provider                 Warrant to purchase 366,177.80 common shares (c)              2             2
     of freight logistics                                                                                  -----------    ----------
                                                                                                                     2       350,002
                                                                                                           -----------    ----------

Monitronics International, Inc.                        73,214 common shares (c)                                439,284        54,703
   Dallas, Texas                                                                                           -----------    ----------
     Provides home security systems
     monitoring services

Morgan Ohare, Inc. (b)                                 0% debt security, due January 1, 2007 (c)             1,099,063     1,125,000
   Addison, Illinois                                   10% debt security, due January 1, 2007                  375,000       375,000
     Fastener plating and heat treating                57 common shares (c)                                          1             1
                                                       10% debt security, due January 1, 2007                   18,750        18,750
                                                       10% debt security, due January 1, 2007                   56,250        56,250
                                                       10% debt security, due January 1, 2007                   14,062        14,062
                                                                                                           -----------    ----------
                                                                                                             1,563,126     1,589,063
                                                                                                           -----------    ----------

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED)...
MARCH 31, 2007

Services Continued:
                                                                                                   Percent
                                                                                                   of Net
Company                                              Security                                      assets      Value       Cost (d)
------------------------------------------------------------------------------------------------------------------------------------

SMWC Acquisition Co., Inc. (a)                         13% debt security due May 19, 2007                  $  110,000        110,000
   Kansas City, Missouri                               1,320 shares common (c)                                242,900         42,900
     Steel warehouse distribution and                  Warrant to purchase 2,200 common shares (c)               ----           ----
     processing                                        176,550 shares Series A preferred                      353,100        353,100
                                                                                                           ----------     ----------
                                                                                                              706,000        506,000
                                                                                                           ----------     ----------

Warren Family Funeral Homes, Inc.                      Warrant to purchase 346.5 common shares (c)            200,012             12
   Topeka, Kansas                                                                                          ----------     ----------
     Provider of value priced funeral
     services

         Total Service                                                                            25.04%    2,908,424      2,499,780
                                                                                                 =======   ----------     ----------

Technology and Communications:

Feed Management Systems, Inc. (a)                      540,551 common shares (c)                            1,327,186      1,327,186
   Brooklyn Center, Minnesota                          674,309 shares Series A preferred (c)                  674,309        674,309
     Batch feed software and systems                   12% debt security, due May 20, 2008                     50,699         50,699
     and B2B internet services                         12% debt security, due August 21, 2008                  45,033         45,033
                                                       Warrants to purchase 166,500 Series A preferred (c)        ---            ---
                                                                                                           ----------     ----------
                                                                                                            2,097,227      2,097,227
                                                                                                           ----------     ----------

MainStream Data, Inc. (a)                              322,763 shares Series A preferred (c)                  180,044        200,049
   Salt Lake City, Utah                                                                                    ----------     ----------
     Content delivery solutions provider

Miles Media Group, Inc. (a)                            1,000 common shares (c)                              1,182,000        440,000
   Sarasota, Florida                                   100 common options (c)                                  90,100            ---
      Tourist magazine publisher                                                                           ----------     ----------
                                                                                                            1,272,100        440,000
                                                                                                           ----------     ----------

Phonex Broadband Corporation                           1,855,302 shares Series A preferred (c)                288,750      1,155,000
   Midvale, Utah                                                                                           ----------     ----------
     Power line communications

Portrait Displays, Inc.                                8% debt security, due April 1, 2009                     56,046         56,046
   Pleasanton, California                              8% debt security, due April 1, 2012 (c)                325,950        750,001
     Designs and markets pivot                         Warrant to purchase 39,400 common shares (c)               ---            ---
     enabling software for LCD                                                                             ----------     ----------
     computer monitors                                                                                        381,996        806,047
                                                                                                           ----------     ----------

SnapNames.com, Inc.                                    511,500 common shares (c)                              200,000          4,650
   Portland, Oregon                                                                                        ----------     ----------
     Domain name management

Total technology and communications                                                               38.06%    4,420,117      4,702,973
                                                                                                 =======   ----------     ----------
                                                                                                         $ 18,815,139     19,317,742
                                                                                                          ===========     ==========
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

 Second Quarter Ended March 31, 2007 Compared to Second Quarter Ended March 31, 2006

                                                                  For the three months ended
                                                                          March 31,
                                                      ---------------------------------------------------
                                                                 2007                       2006                     Change
                                                      ---------------------------------------------------      -------------------

Total investment income                               $              212,919                     367,072                (154,153)
Net operating and income tax expense                               (481,633)                   (824,719)                  343,086
                                                           ------------------       ---------------------      -------------------

Investment expense, net                                            (268,714)                   (457,647)                  188,933
                                                           ------------------       ---------------------      -------------------

Net realized (loss) gain on investments                             (95,980)                   2,476,007              (2,571,987)
Net change in unrealized appreciation/
     depreciation on investments and other assets                     55,333                 (3,817,372)                3,872,705
Net change in unrealized loss on other assets                         25,686                       1,050                   24,636
                                                           ------------------       ---------------------      -------------------

Net loss on investments                                             (14,961)                 (1,340,315)                1,325,354
                                                           ------------------       ---------------------      -------------------

Net change in net assets from operations              $            (283,675)                 (1,797,962)                1,514,287
                                                      =======================       =====================      ===================
Net asset value per share:
         Beginning of period                          $                 4.71                        5.12
                                                      =======================       =====================
         End of period                                $                 4.71                        4.39
                                                      =======================       =====================

Total Investment Income

     During the current fiscal year second quarter,  total investment income was
$212,919,  a decrease  of  $154,153,  or 42%,  from total  investment  income of
$367,072 for the prior year second  quarter.  In the current year second quarter as compared to the prior year second quarter, interest income decreased $49,832, or 20%, and dividend income decreased $104,321, or 90%. The decrease in interest income is the net result of repayments of principal on debt portfolio securities issued by ten  portfolio  companies,  a decrease in interest  income on one debt portfolio  security which has been placed on non-accrual of interest status, and an increase in interest income on two debt portfolio  securities  which had been on non-accrual of interest status during the prior year second quarter but which are currently  making  interest  payments.  In the current year second  quarter, although  MACC  received  dividends on two existing  portfolio  investments,  as compared to dividend  income  received in the prior year second quarter from two existing portfolio  investments,  one of which was a distribution from a limited liability company, the prior year dividends were larger.

Net Operating Expenses

     Net  operating  expenses  for the second  quarter of the current  year were
$481,633, a decrease of $273,086,  or 36%, as compared to net operating expenses for the prior  year  second  quarter of  $754,719.  Interest  expense  decreased
$120,626,  or 37%, in the current  year second  quarter due to the  repayment of borrowings from the Small Business  Administration  ("SBA") of $6,000,000 in the
prior fiscal year and $2,000,000 in the current year second quarter.  Management fees  decreased  $25,903,  or 23%, in the current year second quarter due to the decrease in capital under  management.  Incentive  fees decreased  $143,311,  or
100%,  because no incentive fees were earned in the current year second quarter.
Professional  fees decreased  $6,401, or 8%, in the current year second quarter.
Other expenses increased $23,155,  or 26%, in the current year second quarter as compared to the prior year second quarter. The increase in other expenses is the net result of an increase in prepayment  penalties  incurred on the repayment of the borrowings from the SBA during the current year second quarter,  an increase in administrative expenses due to timing of payments, and decreases in directors and officers  insurance and  director's  fees  resulting from a reduction in the size of MACC's Board of Directors.

Investment Expense, Net

     For the current year second quarter,  MACC recorded investment expense, net of $268,714, as compared to investment expense, net of $457,647 during the prior year second quarter, a decrease of $188,933,  or 41%. The decrease in investment expense,  net is the result of the  decrease  in  operating  expenses  described above, partially offset by the decrease in investment income described above.

Net Realized Gain on Investments

     During the current year second quarter,  MACC recorded net realized loss on investments  of $95,980,  as compared with net realized gain on  investments  of
$2,476,007 during the prior

year second quarter.  Management does not attempt to maintain a comparable level of realized  gains  quarter to quarter but  instead  attempts to maximize  total investment portfolio  appreciation through realizing gains in the disposition of securities. MACC's investment advisor earns an incentive fee which is calculated as a percentage of the excess of MACC's  realized gains in a particular  period, over the sum of net realized losses and unrealized  depreciation during the same period.  As a  result,  the  timing  of  realized  gains,  realized  losses  and unrealized  depreciation  can have an effect on the amount of the  incentive fee payable to the investment advisor.

Net Change in  Unrealized  Appreciation/Depreciation  of  Investments  and Other
Assets

     Net  change  in   unrealized   appreciation/depreciation   on   investments
represents  the  change for the period in the  unrealized  appreciation,  net of unrealized  depreciation,  on MACC's  total  investment  portfolio  based on the valuation method described under "Critical Accounting Policy".

     MACC  recorded  net  change  in  unrealized   appreciation/depreciation  on
investments  of $55,333 during the current year second  quarter,  as compared to
($3,817,372)  during the prior year  second  quarter.  This net change  resulted from:

     •    Unrealized  appreciation in the fair value of two portfolio  companies totaling $655,333 during the current year second quarter,  as compared to unrealized  appreciation in the fair value of one portfolio company totaling $120,350 during the prior year second quarter.

     •    Unrealized  depreciation in the fair value of four portfolio companies of $600,000  during the current  year second  quarter,  as compared to unrealized depreciation in the fair value of three portfolio companies of $1,672,528 during the prior year second quarter.

     •    No reversal of unrealized  depreciation during the current year second quarter,  as  compared  to  reversal  of  unrealized  appreciation  of
          $2,265,194  in two  portfolio  companies  during the prior year second quarter.

     The net change in  unrealized  gain on other  assets of $25,686  during the current year second quarter was recorded with respect to other  securities which are classified as other assets,  as compared to a net change in unrealized  gain on other assets of $1,050 during the prior year second quarter.

Net Change in Net Assets from Operations

     MACC  experienced  a decrease  of  $283,675 in net assets at the end of the second  quarter of fiscal year 2007, and the resulting net asset value per share was $4.71 as of March 31, 2007,  as compared to $4.71 as of  September  30, 2006 and $4.83 as of December 31, 2006.

     The decrease in net assets  recorded during the current year second quarter was primarily the result of the investment expense, net as described above.

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

     Due  to its  previously  reported  agreement  with  the  SBA,  MACC  is not currently  making  investments  in new portfolio  companies,  however,  MACC may periodically  make follow-on  investments.  MACC is prudently  selling portfolio companies  and is  using  the  resulting  proceeds  to  reduce  debt  by  paying
SBA-guaranteed  debentures.  This strategy impacted MACC's results of operations during the second quarter and six-month period of the current fiscal year in two ways. First,  MACC's total investment income decreased in the second quarter and six-month  period of the  current  fiscal  year as  compared  to the prior  year periods in part because MACC is not  reinvesting  the  proceeds  from  portfolio company liquidity events in new portfolio  investments.  Second, MACC's interest expense and  management  fee expense both  decreased  in the second  quarter and six-month  period of the  current  fiscal  year as  compared  to the prior  year periods primarily as a result of the decreases in MACC's outstanding  debentures payable  and assets  under  management.  For the second  quarter of the  current fiscal year, the decrease in total  investment  income  exceeded the decrease in interest  expense and  management fee expense.  For the six-month  period of the current fiscal year, the decrease in interest expense and management fee expense exceeded the decrease in total investment income.

     The economy continues to be strong.  However, it is not even in all sectors and it is uncertain  whether inflation or recession could affect the performance of portfolio  companies.  Portfolio  companies have had to deal with high energy costs,  high raw material costs,  and in some cases flat or decreased sales. The growth of China and India and continued  competition from imported products from
Asia, Central America, and South America have made it more difficult to increase prices as commodity  prices rise.  The current world tensions and the continuing conflict in Iraq increase the uncertainty of future  performance;  however,  the economy continues to grow and management  believes MACC's  investment  portfolio may  benefit  from  improved  operating  performance  at a number  of  portfolio companies and from a continuing  robust market for  corporate  acquisitions  and investments.  The  overall  activity  in the market for  corporate  acquisitions remains strong.

   Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

                                                                     For the six months ended
                                                                            March 31,
                                                        ---------------------------------------------------
                                                                   2007                       2006                     Change
                                                        ---------------------------------------------------      -------------------

Total investment income                                 $              467,270                     698,756                (231,486)
Net operating and income tax expense                                 (881,014)                 (1,376,442)                  495,428
                                                             ------------------       ---------------------      -------------------

Investment expense, net                                              (413,744)                   (677,686)                  263,942
                                                             ------------------       ---------------------      -------------------

Net realized (loss) gain on investments                               (95,980)                   2,689,340              (2,785,320)
Net change in unrealized appreciation/
     depreciation on investments and other assets                      479,357                 (4,833,782)                5,313,139
Net change in unrealized loss on other assets                           25,686                    (28,471)                   54,157
                                                             ------------------       ---------------------      -------------------

Net gain (loss) on investments                                         409,063                 (2,172,913)                2,581,976
                                                             ------------------       ---------------------      -------------------

Net change in net assets from operations                $              (4,681)                 (2,850,599)                2,845,918
                                                        =======================       =====================      ===================
Net asset value per share:
         Beginning of period                            $                 4.71                        5.54
                                                        =======================       =====================
         End of period                                  $                 4.71                        4.39
                                                        =======================       =====================

Total Investment Income

     During the current fiscal year six-month  period,  total investment  income was $467,270,  a decrease of $231,486,  or 33%, from total investment  income of
$698,756 for the prior year  six-month  period.  In the current  year  six-month period as compared to the prior year six-month period, interest income decreased
$136,955, or 25%, and dividend income decreased $94,531, or 67%. The decrease in interest  income is the net result of repayments of principal on debt  portfolio securities issued by ten portfolio  companies,  a decrease in interest income on one debt  portfolio  security  which has been placed on  non-accrual of interest status,  and an  increase in interest  income on two debt  portfolio  securities which had been on non-accrual of interest status during the prior year six-month period but which are currently  making  interest  payments.  In the current year six-month period, MACC received dividends on two existing portfolio investments, as compared to dividend  income  received in the prior year six-month  period on four existing  portfolio  investments,  one of which was a  distribution  from a limited liability company. However, the prior year dividends were larger.

Net Operating Expenses

     Net operating  expenses for the  six-month  period of the current year were
$881,014, a decrease of $425,428,  or 33%, as compared to net operating expenses for the prior year six-month period of $1,306,442.  Interest  expense  decreased
$244,075,  or 38%, in the current year six-month  period due to the repayment of borrowings from the Small Business  Administration  ("SBA") of $6,000,000 in the
prior  fiscal  year  and  $2,000,000  in  the  current  year  six-month  period.
Management fees decreased $57,648,  or 25%, in the current year six-month period due to the decrease in capital under  management.  Professional  fees  increased
$14,892,  or 12%, in the current year six-month period due in part to the timing of payments of legal expenses.  Other

expenses  increased  $4,714,  or 3%, in the  current  year  six-month  period as compared to the prior year six-month  period.  The increase in other expenses is the net result of an increase in prepayment  penalties incurred on the repayment of the  borrowings  from the SBA during the current year  six-month  period,  an increase in administrative  expenses due to timing of payments, and decreases in directors and officers  insurance and director's fees resulting from a reduction in the size of MACC's Board of Directors.

Investment Expense, Net

     For the current year six-month period,  MACC recorded  investment  expense, net of $413,744,  as compared to investment expense,  net of $677,686 during the prior year  six-month  period,  a decrease of $263,942,  or 39%. The decrease in investment  expense,  net is the result of the  decrease in  operating  expenses described above, partially offset by the decrease in investment income described above.

Net Realized Gain on Investments

     During the current year six-month  period,  MACC recorded net realized loss on investments of $95,980,  as compared with net realized gain on investments of
$2,689,340 during the prior year six-month  period.  Management does not attempt to maintain a comparable  level of realized gains quarter to quarter but instead attempts to maximize total investment  portfolio  appreciation through realizing gains in the  disposition  of  securities.  MACC's  investment  advisor earns an incentive  fee  which is  calculated  as a  percentage  of the  excess of MACC's realized gains in a particular  period,  over the sum of net realized losses and unrealized  depreciation  during  the same  period.  As a result,  the timing of realized gains,  realized losses and unrealized  depreciation can have an effect on the amount of the incentive fee payable to the investment advisor.

Net Change in  Unrealized  Appreciation/Depreciation  of  Investments  and Other
Assets

     Net  change  in   unrealized   appreciation/depreciation   on   investments
represents  the  change for the period in the  unrealized  appreciation,  net of unrealized  depreciation,  on MACC's  total  investment  portfolio  based on the valuation method described under "Critical Accounting Policy".

     MACC  recorded  net  change  in  unrealized   appreciation/depreciation  on
investments of $479,357 during the current year six-month period, as compared to
($4,833,782)  during the prior year six-month  period.  This net change resulted from:

     •    Unrealized  appreciation in the fair value of six portfolio  companies totaling  $1,129,357  during the current  year  six-month  period,  as compared to unrealized appreciation in the fair value of two portfolio companies totaling $310,350 during the prior year six-month period.

     •    Unrealized  depreciation in the fair value of four portfolio companies of $650,000 during the current year six-month  period,  as compared to
          unrealized   depreciation  in

          the fair value of eleven portfolio  companies of $3,103,047 during the prior year six-month period.

     •    No  reversal  of  unrealized  appreciation  during  the  current  year six-month period and reversal of unrealized appreciation of $2,041,085 in three portfolio companies during the prior year six-month period.

     The net change in  unrealized  gain on other  assets of $25,686  during the current  year  six-month  period was recorded  with respect to other  securities which are classified as other assets,  as compared to a net change in unrealized loss on other assets of $28,471 during the prior year six-month period.

              Financial Condition, Liquidity and Capital Resources

     To date,  MACC has  relied  upon  several  sources  to fund its  investment activities,  including  MACC's  cash and  money  market  accounts  and the Small
Business Investment Company ("SBIC") leverage program operated by the SBA.

     As an SBIC,  MorAmerica  Capital is required to comply with the regulations of the SBA (the  "SBA  Regulations").  These  regulations  include  the  capital impairment rules, as defined by Regulation  107.1830 of the SBA Regulations.  As of March 31, 2007, the capital of MorAmerica  Capital was impaired less than the
55% maximum impairment  percentage  permitted under SBA Regulations.  MorAmerica
Capital's impairment percentage was 44% at March 31, 2007. If MorAmerica Capital experiences  negative  operating  results,  no  assurances  can  be  given  that
MorAmerica  Capital's  impairment  percentage  will continue to be less than the maximum  impairment  percentage in future periods.  If MorAmerica  Capital would exceed the maximum  impairment  percentage in future periods, a number of events could  occur  which  would  have a  material  adverse  affect  on the  financial condition, results of operations, cash flow and liquidity of MACC and MorAmerica
Capital.  MorAmerica Capital is also currently limited by the SBA Regulations in the amount of distributions it may make to MACC.

     As of March 31, 2007,  MACC's cash and cash equivalents  totaled  $726,432.
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

     Debentures  payable  are  composed of  $8,790,000  in  principal  amount of
SBA-guaranteed debentures issued by MACC's subsidiary, MorAmerica Capital, which mature as follows: $5,835,000 in fiscal year 2011, and $2,955,000 in fiscal year
2012. MACC  anticipates  that  MorAmerica  Capital will not be able to refinance these  debentures  through  the SBIC  capital  program  when  they  mature.  The following  table  shows  MACC's  significant  contractual  obligations  for  the repayment of debt and other contractual obligations as of March 31, 2007:

                                    Payments due by period

Contractual Obligations
                                                      Less
                                                     than 1          1-3                                More than
                                    Total             Year          Years          3-5 Years             5 Years
                              ------------------   -----------   -----------   -----------------   -----------------

SBA Debentures                $        8,790,000           ---           ---           5,835,000           2,955,000

Incentive Fees Payable(1)     $          108,399           ---           ---                 ---             108,399

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

                               Portfolio Activity

     MACC's primary  business is investing in and lending to businesses  through investments in subordinated  debt (generally with detachable  equity  warrants), preferred stock and common stock.  MACC,  however,  is not currently  making new
investments.   The  total   portfolio  value  of  investments  in  publicly  and
non-publicly traded securities was $18,815,139 at March 31, 2007 and $18,939,501 at September 30, 2006.  During the three months ended March 31, 2007,  MACC made no follow-on  investments in portfolio companies.  As noted above, MACC does not expect to make any  investments  in new portfolio  companies  during fiscal year
2007, but may invest in follow-on investments in existing portfolio companies.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     MACC is subject to market risk from changes in market  interest  rates that affect the fair value of MorAmerica  Capital's  debentures payable determined in accordance with Statement of Financial Accounting Standards No. 107, Disclosures
About  Fair  Value  of  Financial  Instruments.  The  estimated  fair  value  of
MorAmerica  Capital's  outstanding  debentures  payable at March 31,  2007,  was
$8,946,000,  with a cost of  $8,790,000.  Fair  value  of  MorAmerica  Capital's outstanding  debentures  payable is calculated by discounting cash flows through estimated maturity using a SBA borrowing rate currently available (6.2% at March
31, 2007) for debt of similar original  maturity.  None of MorAmerica  Capital's outstanding  debentures payable are publicly traded. Market risk is estimated as the potential increase in fair value resulting from a hypothetical 0.5% decrease in interest rates. Actual results may differ.

                                       20

--------------------------------------------------------------------------------

                                 March 31, 2007
--------------------------------------------------------------------------------

Fair Value of Debentures Payable               $                  8,946,000

Amount Above Cost                              $                    156,000

Additional Market Risk                         $                    143,000

--------------------------------------------------------------------------------

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

Item 4. Submission of Matters to a Vote of Security Holders.

     On February  27,  2007,  MACC's 2007 Annual  Meeting of  Shareholders  (the
"Meeting")  was held in  Phoenix,  Arizona.  A quorum of  1,919,847  shares,  or approximately  77.90% of issued and outstanding  shares as of December 29, 2006, were  represented  in  person  or by  proxy  at the  Meeting.  The  shareholders considered two proposals at the meeting.

     With respect to the first proposal,  the shareholders elected five nominees to serve as directors  until the 2008 Annual  Meeting of  Shareholders  or until their respective  successors shall be elected and qualified.  The five directors elected at the Meeting, and the votes cast in favor of and withheld with respect to each, are as follows:

                                       For                        Withheld

    Michael W. Dunn                    1,886,583                  33,264

    Jasja Kotterman                    1,878,320                  41,527

    Benjamin Jiaravanon                1,851,563                  68,284

    Gordon J. Roth                     1,885,235                  34,612

    Geoffrey T. Woolley                1,886,152                  33,695

     With regard to the second proposal,  the  shareholders  voted to ratify the appointment of KPMG LLP as independent  registered  public  accounting  firm for
MACC for fiscal  year 2007 by a vote of  1,865,821  in favor and 37,040  against approval, with 16,986 shares abstaining.

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

                                        MACC PRIVATE EQUITIES INC.

Date:       5/10/07                  By:   /s/ David R. Schroder
     --------------------               ----------------------------------------
                                         David R. Schroder, President

Date:       5/10/07                  By:  /s/Robert A. Comey
     --------------------               ----------------------------------------
                                        Robert A. Comey, Chief Financial Officer

EXHIBIT INDEX

Exhibit        Description

 31.1          Section 302 Certification of David R. Schroder (CEO)

 31.2          Section 302 Certification of Robert A. Comey (CFO)

 32.1          Section 1350 Certification of David R. Schroder (CEO)

 32.2          Section 1350 Certification of Robert A. Comey (CFO)

