Form 10-Q
period 2007-06-30
MACC PRIVATE EQUITIES INC
filed 2007-08-14
CIK 923808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

     At June 30,  2007,  the  registrant  had issued and  outstanding  2,464,621 shares of common stock.

                                     Index

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements                                            Page

            Condensed Consolidated Balance
            Sheets at June 30, 2007 (Unaudited)
            and September 30, 2006.........................................    3

            Condensed Consolidated  Statements of Operations (Unaudited) for
            the three months and nine months ended June 30, 2007 and
            June 30, 2006..................................................    4

            Condensed Consolidated Statements of
            Cash Flows (Unaudited) for the nine months
            ended June 30, 2007 and June 30, 2006...........................   5

            Notes to Unaudited Condensed Consolidated
            Financial Statements............................................   6

            Consolidated Schedule of Investments (Unaudited)
            at June 30, 2007................................................   9

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations ...............  12

Item 3.     Quantitative and Qualitative

            Certifications..............................  See Exhibits 31 and 32

PART I -- FINANCIAL INFORMATION

Item 1.           Financial Statements

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets

                                                                                     June 30,             September
                                                                                       2007                  30,
                                                                                   (Unaudited)              2006
                                                                                 -----------------     ---------------

Assets

Loans and investments in portfolio securities, at market or fair value:
   Unaffiliated companies (cost of $2,758,062 and $2,920,073)                $          2,302,342           2,909,703
   Affiliated companies (cost of $13,415,994 and $13,841,969)                          13,665,998          13,143,159
   Controlled companies (cost of $3,069,731 and $3,159,419)                             3,043,794           2,886,639
Cash and cash equivalents                                                               1,801,923           2,132,350
Interest receivable                                                                       198,054             358,717
Other assets                                                                              409,402           1,399,487
                                                                             ---------------------     ---------------

         Total assets                                                        $         21,421,513          22,830,055
                                                                             =====================     ===============

Liabilities and net assets

Liabilities:
     Debentures payable                                                      $          8,790,000          10,790,000
     Incentive fees payable                                                               108,399             108,399
     Accrued interest                                                                     199,936              61,173
     Accounts payable and other liabilities                                               232,444             252,249
                                                                             ---------------------     ---------------

         Total liabilities                                                              9,330,779          11,211,821
                                                                             ---------------------     ---------------

Net assets:
     Common stock, $.01 par value per share; authorized 10,000,000
         shares; issued and outstanding 2,464,621 shares                                   24,646              24,646
     Additional paid-in-capital                                                        12,297,741          12,575,548
     Unrealized depreciation on investments                                             (231,653)           (981,960)
                                                                             ---------------------     ---------------

         Total net assets                                                              12,090,734          11,618,234
                                                                             ---------------------     ---------------

         Total liabilities and net assets                                    $         21,421,513          22,830,055
                                                                             =====================     ===============

Net assets per share                                                         $               4.91                4.71
                                                                             =====================     ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                                For the three       For the three      For the nine         For the nine
                                                months ended        months ended       months ended         months ended
                                                  June 30,            June 30,           June 30,             June 30,
                                                    2007                2006               2007                 2006
                                              ----------------    ----------------   ----------------    ------------------

Investment income:
     Interest
         Unaffiliated companies            $           12,394              32,295             41,727               162,267
         Affiliated companies                         144,720             126,507            415,740               451,362
         Controlled companies                          29,129              14,299             89,029                48,175
         Other                                         13,495              59,417             74,064               128,491
     Dividends
         Unaffiliated companies                           ---                 ---                ---                 2,187
         Affiliated companies                          53,414               5,843             99,862               144,635
                                           -------------------    ----------------   ----------------    ------------------

             Total investment income                  253,152             238,361            720,422               937,117
                                           -------------------    ----------------   ----------------    ------------------

Operating expenses:
     Interest expenses                                158,695             275,549            560,527               921,456
     Management fees                                   78,159              97,872            251,119               328,480
     Incentive fees                                       ---           (138,300)                ---                 5,011
     Professional fees                                 26,830              38,691            165,082               162,051
     Other                                             66,908              78,630            234,878               241,886
                                           -------------------    ----------------   ----------------    ------------------

          Total operating expenses                    330,592             352,442          1,211,606             1,658,884

          Investment expense, net
          before tax expense                         (77,440)           (114,081)          (491,184)             (721,767)

Income tax expense                                        ---              40,000                ---               110,000
                                           -------------------    ----------------   ----------------    ------------------

             Investment expense, net                 (77,440)           (154,081)          (491,184)             (831,767)
                                           -------------------    ----------------   ----------------    ------------------

Realized and unrealized gain (loss) on
investments and other assets:
     Net realized gain (loss) on
     investments and other assets:
         Unaffiliated companies                       309,357           (705,226)            213,377              (34,490)
         Affiliated companies                             ---                 ---                ---             1,987,604
         Controlled companies                             ---                 ---                ---                31,000
       Net change in unrealized
       appreciation/depreciation
       on investments                                 270,950           1,043,716            750,307           (3,790,066)
       Net change in unrealized (loss)
       gain on other assets                          (25,686)               9,111                ---              (19,360)
                                           -------------------    ----------------   ----------------    ------------------

     Net gain (loss) on investments                   554,621             347,601            963,684           (1,825,312)
                                           -------------------    ----------------   ----------------    ------------------

     Net change in net assets from
     operations                            $          477,181             193,520            472,500           (2,657,079)
                                           ===================    ================   ================    ==================

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                For the nine         For the nine
                                                                                months ended         months ended
                                                                                  June 30,          June 30, 2006
                                                                                    2007
                                                                              -----------------    -------------------

Cash flows from operating activities:
      Net change in net assets from operations                                $        472,500             (2,657,079)

      Adjustments  to reconcile net change in net assets from operations to net cash provided by operating activities:
           Net realized and unrealized (gain) loss on investments                      (750,307)             1,805,952
           Net realized and unrealized (gain) loss on other assets                     (213,377)                19,360
           Proceeds from disposition of and payments on
                loans and investments in portfolio securities                          1,052,031             5,477,447
           Purchases of loans and investments in portfolio securities                   (65,000)             (287,125)
           Change in interest receivable                                                 160,663             (158,910)
           Change in other assets                                                        894,105             1,565,938
           Change in accrued interest, deferred incentive fees payable,
                accounts payable and other liabilities                                   118,958             (229,098)
                                                                              -----------------    -------------------

                    Net cash provided by operating activities                          1,669,573             8,193,564

Cash flows from financing activities:
         Debt repayment                                                              (2,000,000)           (2,000,000)
                                                                              -----------------    -------------------

                    Net cash used in financing activities                            (2,000,000)           (2,000,000)
                                                                              -----------------    -------------------

                    Net (decrease) increase in cash and cash equivalents               (330,427)             3,536,485

Cash and cash equivalents at beginning of period                                       2,132,350             2,393,149
                                                                              ------------------   -------------------

Cash and cash equivalents at end of period                                    $        1,801,923             5,929,634
                                                                              ==================   ===================

Supplemental disclosure of cash flow information -
      Cash paid during the period for interest                                $          369,075               605,612
                                                                              ==================   ===================

Supplemental disclosure of noncash investing and
       financing information -
      Assets received in exchange of securities                               $           84,000               390,998
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

(2)  Critical Accounting Policy

     Investments  in  securities  traded on a national  securities  exchange are stated at the bid price on the final  day of the  period.  Restricted  and other securities  for which  quotations  are not readily  available are valued at fair value as determined by the Board of Directors.  Among the factors  considered in determining  the fair  value  of  investments  are the  cost of the  investment;
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

(3)  Financial Highlights (Unaudited)

                                                                 For the nine        For the nine
                                                                 months ended        months ended
                                                                   June 30,            June 30,
                                                                     2007                2006
                                                                ---------------     ---------------

     Per Share Operating  Performance
         (For a share of capital stock outstanding
         throughout the period):
         Net asset value, beginning of period                $            4.71                5.54
                                                                ---------------     ---------------

     Income from investment operations:
           Investment expense, net                                      (0.19)              (0.33)
           Net realized and unrealized gain
           (loss) on investment transactions                              0.39              (0.74)
                                                                ---------------     ---------------
           Total from investment operations                               0.20              (1.07)
                                                                ---------------     ---------------

     Net asset value, end of period                          $            4.91                4.47
                                                                ===============     ===============
     Closing market price                                    $            2.30                2.13
                                                                ===============     ===============

                                                                 For the nine        For the nine
                                                                 months ended        months ended
                                                                   June 30,            June 30,
                                                                     2007                2006
                                                                ---------------     ---------------

          Total return
          Net asset value basis                                           4.07%          (19.44)
          Market price basis                                             29.21%          (17.12)

          Net asset value, end of period
             (in thousands)                                  $          12,091              11,008

       Ratio to weighted average net assets:
            Investment expense, net                                       4.23%           (5.77)
            Operating and income tax expense                             10.42%            13.27

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
Financial   Statements."   SAB  No.  108   requires   registrants   to  quantify
misstatements using both the balance-sheet and income-statement approaches, with adjustment required if either method results in a material error. The provisions of SAB No. 108 are  effective as of the  beginning of the first fiscal year that ends  after  November  15,  2006.  The  adoption  of SAB No.  108 did not have a material effect on our financial statements.

     In September 2006, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes
a  framework  for  measuring  fair  value  in  generally   accepted   accounting
principles,  and  expands  disclosures  about  fair  value  measurements.   This
statement does not require any new fair value  measurements;  however,  for some entities,  the application of this statement will change current practice.  SFAS
157 is effective  for fiscal years  beginning  after  November 15, 2007.  We are evaluating  the  effect,  if any,  of  SFAS  157 on our  consolidated  financial statements.

     In February 2007 the Financial  Accounting  Standards Board ("FASB") issued
SFAS No.  159,  "The Fair  Value  Option  for  Financial  Assets  and  Financial
Liabilities  -- Including an Amendment of FASB  Statement No. 115." SFAS No. 159
permits many  financial  instruments  and certain  other items to be measured at fair value at the option of the Company. SFAS No. 159 is effective for financial statements  issued for first fiscal years  beginning after November 15, 2007. We are evaluating  the effect,  if any, of SFAS 159 on our  consolidated  financial statements.

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
JUNE 30, 2007

Manufacturing:
                                                                                          Percent
                                                                                          of Net
Company                                      Security                                     assets         Value         Cost (d)
----------------------------------------------------------------------------------------------------------------------------------

Aviation Manufacturing Group, LLC (a)        14% debt security, due October 1, 2008                 $      616,000        616,000
  Yankton, South Dakota                      154,000 units preferred                                       154,000        154,000
     Manufacturer of flight critical parts   Membership interest                                            70,545             39
     for aircraft                            14% note, due October 1, 2008                                  89,320         89,320
                                             Membership interest                                            31,676            ---
                                                                                                       -----------    ------------
                                                                                                           961,541        859,359
                                                                                                       -----------    ------------

Central Fiber Corporation                    12% debt security, due March 31, 2009                         205,143        205,143
  Wellsville, Kansas                         12% debt security, due March 31, 2009                          53,079         53,079
     Recycles and manufactures                                                                         -----------    ------------
     cellulose fiber products                                                                              258,222        258,222
                                                                                                       -----------    ------------

Detroit Tool Metal Products Co. (a)          12% debt security, due November 18, 2009                    1,371,507      1,371,507
  Lebanon, Missouri                          19,853.94 share Series A preferred (c)                        195,231        195,231
     Metal stamping                          7,887.17 common shares (c)                                    351,742        126,742
                                                                                                       -----------    ------------
                                                                                                         1,918,480      1,693,480
                                                                                                       -----------    ------------

Handy Industries, LLC (a)                    12.5% debt security, due October 2, 2007                      667,327        667,327
  Marshalltown, Iowa                         167,171 units Class B preferred (c)                           167,171        167,171
     Manufacturer of lifts for               Membership interest                                             1,357          1,357
     motorcycles, trucks and                                                                           -----------    ------------
     industrial metal products                                                                             835,855        835,855
                                                                                                       -----------    ------------

Hicklin Engineering, L.C. (a)                10% debt security, due June 30, 2008                          740,000        740,000
  Des Moines, Iowa                           Membership interest                                               127            127
     Manufacturer of auto and truck                                                                    -----------    ------------
     transmission and brake dynamometers                                                                   740,127        740,127
                                                                                                       -----------    ------------

Kwik-Way Products, Inc. (a)                  2% debt security, due January 31, 2008 (c)                    186,529        267,254
  Marion, Iowa                               2% debt security, due January 31, 2008 (c)                    197,776        281,795
     Manufacturer of automobile              38,008 common shares (c)                                         ----        126,651
     aftermarket engine and brake            29,340 common shares (c)                                         ----         92,910
     repair machinery                                                                                  -----------    ------------
                                                                                                           384,305        768,610
                                                                                                       -----------    ------------

Linton Truss Corporation                     542.8 common shares (c)                                          ----           ----
   Delray Beach, Florida                     400 shares Series 1 preferred (c)                             640,000         40,000
     Manufacturer of residential roof and    Warrants to purchase common shares (c)                             15             15
     floor truss systems                                                                               -----------    ------------
                                                                                                           640,015         40,015
                                                                                                       -----------    ------------

M.A. Gedney Company (a)                      648,783 shares preferred (c)                                  140,000      1,450,601
    Chaska, Minnesota                        12% debt security, due June 30, 2009                          152,000         76,000
     Pickle Processor                        Warrant to purchase 83,573 preferred shares (c)                   ---            ---
                                                                                                       -----------    ------------
                                                                                                           292,000      1,526,601
                                                                                                       -----------    ------------

Magnum Systems, Inc. (a)                     12% debt security, due November 1, 2008                       574,163        574,163
  Parsons, Kansas                            48,038 common shares (c)                                       48,038         48,038
     Manufacturer of industrial bagging      292,800 shares preferred (c)                                  304,512        304,512
     equipment                               Warrant to purchase 56,529 common shares (c)                  280,565            565
                                                                                                       -----------    ------------
                                                                                                         1,207,278        927,278
                                                                                                       -----------    ------------

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED)...
JUNE 30, 2007

Manufacturing Continued:
                                                                                          Percent
                                                                                          of Net
Company                                      Security                                     assets         Value         Cost (d)
----------------------------------------------------------------------------------------------------------------------------------

Pratt-Read Corporation (a)                13,889 shares Series A Preferred (c)                      $      750,000        750,000
  Bridgeport, Connecticut                 7,718 shares Services A preferred (c)                            300,000        416,667
     Manufacturer of screwdriver shafts   13% debt security, due July 26, 2007 (c)                         277,800        277,800
     and handles and other hand tools     Warrants to purchase common shares (c)                              ----           ----
                                                                                                       -----------    ------------
                                                                                                         1,327,800      1,444,467
                                                                                                       -----------    ------------

Simoniz USA, Inc.                         12% debt security, due April 1, 2008                             100,305        100,305
  Bolton,  Connecticut                                                                                 -----------    ------------
     Producer of cleaning and wax
     products under both the Simoniz
     brand and private label brand names

Spectrum Products, LLC (b)                13% debt security, due January 1, 2008 (c)                     1,077,649      1,077,649
  Missoula, Montana                       385,000 units Series A preferred (c)                             385,000        385,000
     Manufacturer of equipment for the    Membership interest (c)                                              351            351
     swimming pool industry               17,536.75 units Class B preferred (c)                             47,355         47,355
                                                                                                       -----------    ------------
                                                                                                         1,510,355      1,510,355
                                                                                                       -----------    ------------

Superior Holding, Inc. (a)                6% debt security, due April 1, 2010                              780,000        780,000
    Wichita, Kansas                       Warrant to purchase 11,143 common shares (c)                           1              1
       Manufacturer of industrial and     6% debt security, due April 1, 2010                              221,000        221,000
       commercial boilers and shower      121,457 common shares (c)                                        121,457        121,457
       doors, frames and enclosures       6% debt security, due April 1, 2010                              256,880        256,880
                                          312,000 common shares (c)                                          3,120          3,120
                                                                                                       -----------    ------------
                                                                                                         1,382,458      1,382,458
                                                                                                       -----------    ------------

         Total manufacturing                                                               95.60%       11,558,741     12,087,132
                                                                                         ==========    -----------    ------------
Service:

FreightPro, Inc                           18% debt security, due February 21, 2007 (c)                         ---        262,500
  Overland Park, Kansas                   18% debt security, due February 15, 2007 (c)                         ---         87,500
     Internet based outsource provider    Warrant to purchase 366,177.80 common shares (c)                       2              2
     of freight logistics                                                                              -----------    ------------
                                                                                                                 2        350,002
                                                                                                       -----------    ------------

Monitronics International, Inc.           73,214 common shares (c)                                         439,284         54,703
  Dallas, Texas                                                                                        -----------    ------------
     Provides home security systems
     monitoring services

Morgan Ohare, Inc. (b)                    0% debt security, due January 1, 2008 (c)                      1,099,063      1,125,000
  Addison, Illinois                       10% debt security, due January 1, 2008                           375,000        375,000
     Fastener plating and heat treating   57 common shares (c)                                                   1              1
                                          10% debt security, due January 1, 2008                            12,500         12,500
                                          10% debt security, due January 1, 2008                            37,500         37,500
                                          10% debt security, due January 1, 2008                             9,375          9,375
                                                                                                       -----------    ------------
                                                                                                         1,533,439      1,559,376
                                                                                                       -----------    ------------

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED)...
JUNE 30, 2007

Service Continued:
                                                                                          Percent
                                                                                          of Net
Company                                      Security                                     assets         Value         Cost (d)
----------------------------------------------------------------------------------------------------------------------------------

SMWC Acquisition Co., Inc. (a)            13% debt security due May 19, 2007                        $     110,000         110,000
  Kansas City, Missouri                   1,320 shares common (c)                                         242,900          42,900
     Steel warehouse distribution and     Warrant to purchase 2,200 common shares (c)                        ----            ----
     processing                           176,550 shares Series A preferred                               353,100         353,100
                                                                                                       -----------    ------------
                                                                                                          706,000         506,000
                                                                                                       -----------    ------------

Warren Family Funeral Homes, Inc.         Warrant to purchase 346.5 common shares (c)                     200,012              12
  Topeka, Kansas                                                                                       -----------    ------------
     Provider of value priced funeral
     services

         Total Service                                                                     23.81%       2,878,737       2,470,093
                                                                                         ==========    -----------    ------------

Technology and Communications:

Feed Management Systems, Inc. (a)         540,551 common shares (c)                                     1,327,186       1,327,186
  Brooklyn Center, Minnesota              674,309 shares Series A preferred (c)                           674,309         674,309
     Batch feed software and systems      12% debt security, due May 20, 2008                              48,409          48,409
     and B2B internet services            12% debt security, due August 21, 2008                           41,806          41,806
                                          Warrants to purchase 166,500 Series A preferred (c)                 ---             ---
                                                                                                       -----------    ------------
                                                                                                        2,091,710       2,091,710
                                                                                                       -----------    ------------

MainStream Data, Inc. (a)                 322,763 shares Series A preferred (c)                           180,044         200,049
  Salt Lake City, Utah                                                                                 -----------    ------------
     Content delivery solutions provider

Miles Media Group, Inc. (a)               1,000 common shares (c)                                       1,515,000         440,000
  Sarasota, Florida                       100 common options (c)                                          123,400             ---
     Tourist magazine publisher                                                                        -----------    ------------
                                                                                                        1,638,400         440,000
                                                                                                       -----------    ------------

Phonex Broadband Corporation              1,855,302 shares Series A preferred (c)                         288,750       1,155,000
  Midvale, Utah                                                                                        -----------    ------------
     Power line communications

Portrait Displays, Inc.                   8% debt security, due April 1, 2009                              49,802          49,802
  Pleasanton, California                  8% debt security, due April 1, 2012 (c)                         325,950         750,001
    Designs and markets pivot             Warrant to purchase 39,400 common shares (c)                        ---             ---
    enabling software for LCD                                                                          -----------    ------------
    computer monitors                                                                                     375,752         799,803
                                                                                                       -----------    ------------

Total technology and communications                                                        37.84%       4,574,656       4,686,562
                                                                                         ==========    -----------    ------------

                                                                                                    $  19,012,134      19,243,787
                                                                                                       ===========    ============

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

             Third Quarter Ended June 30, 2007 Compared to Third Quarter Ended June 30, 2006

                                                                   For the three months ended
                                                                            June 30,
                                                              --------------------------------------
                                                                      2007               2006               Change
                                                              ---------------------------------------------------------

Total investment income                                       $        253,152              238,361             14,791
Net operating and income tax expense                                 (330,592)            (392,442)             61,850
                                                                  -------------     ----------------     --------------

Investment expense, net                                               (77,440)            (154,081)             76,641
                                                                  -------------     ----------------     --------------

Net realized gain (loss) on investments                                309,357            (705,226)          1,014,583
Net change in unrealized appreciation/
     depreciation on investments and other assets                      270,950            1,043,716          (772,766)
Net change in unrealized (loss) gain on other assets                  (25,686)                9,111           (34,797)
                                                                  -------------     ----------------     --------------

Net gain on investments                                                554,621              347,601            207,020
                                                                  -------------     ----------------     --------------

Net change in net assets from operations                      $        477,181              193,520            283,661
                                                              =================     ================     ==============
Net asset value per share:
         Beginning of period                                  $           4.71                 5.12
                                                              =================     ================
         End of period                                        $           4.91                 4.47
                                                              =================     ================

Total Investment Income

     During the current fiscal year third quarter,  total investment  income was
$253,152,  an  increase  of  $14,791,  or 6%,  from total  investment  income of
$238,361 for the prior year third quarter.  In the current year third quarter as compared to the prior year third quarter,  interest income decreased $32,780, or
14%, and dividend income increased  $47,571,  or more than 100%. The decrease in interest  income is the net result of repayments of principal on debt  portfolio securities  issued by seven  portfolio  companies  and an  increase  in interest income on three  debt  portfolio  securities  which had been on  non-accrual  of interest  status  during the prior year third  quarter  but which are  currently making  interest  payments.  In the current year third  quarter,  MACC  received
dividends  on  three  existing   portfolio   investments,   two  of  which  were
distributions from limited liability  companies,  as compared to dividend income
received  in  the  prior  year  third   quarter  from  two  existing   portfolio
investments,  one of which was a distribution from a limited liability  company.
MACC does not anticipate  that its dividend  income will continue to increase in future periods.

Net Operating Expenses

     Net  operating  expenses  for the third  quarter of the  current  year were
$330,592,  a decrease of $21,850,  or 6%, as compared to net operating  expenses for the prior  year  third  quarter  of  $352,442.  Interest  expense  decreased
$116,854,  or 42%, in the current  year third  quarter due to the  repayment  of borrowings from the Small Business  Administration  ("SBA") of $6,000,000 in the
prior fiscal year and $2,000,000 in the current year second quarter.  Management fees  decreased  $19,713,  or 20%, in the current year third  quarter due to the decrease in capital under management.  Incentive fees changed $138,300, or 100%, because  no  incentive  fees were  earned in the  current  year  third  quarter.
Professional fees decreased  $11,861,  or 31%, in the current year third quarter as compared to the prior year third quarter.  Other expenses  decreased $11,722, or 15%,  in the current  year third  quarter as compared to the prior year third quarter.

Investment Expense, Net

     For the current year third quarter,  MACC recorded investment expense,  net of $77,440, as compared to investment expense,  net of $154,081 during the prior year third  quarter,  a decrease of $76,641,  or 50%. The decrease in investment expense, net is the result of the decrease in operating expenses described above and the increase in investment income described above.

Net Realized Gain on Investments

     During the current year third  quarter,  MACC recorded net realized gain on investments  of $309,357,  as compared with net realized loss on  investments of
$705,226  during the prior year third  quarter.  Management  does not attempt to maintain a  comparable  level of realized  gains  quarter to quarter but instead attempts to maximize total investment  portfolio  appreciation through realizing gains in the  disposition  of  securities.  MACC's  investment  advisor earns an incentive  fee  which is  calculated  as a  percentage  of the  excess of MACC's realized gains in a particular  period,  over the sum of net realized losses and unrealized  depreciation  during  the same

period.  As a  result,  the  timing  of  realized  gains,  realized  losses  and unrealized  depreciation  can have an effect on the amount of the  incentive fee payable to the investment advisor.

Net Change in  Unrealized  Appreciation/Depreciation  of  Investments  and Other
Assets

     Net  change  in   unrealized   appreciation/depreciation   on   investments
represents  the  change for the period in the  unrealized  appreciation,  net of unrealized  depreciation,  on MACC's  total  investment  portfolio  based on the valuation method described under "Critical Accounting Policy".

     MACC  recorded  net  change  in  unrealized   appreciation/depreciation  on
investments of $270,950  during the current year third  quarter,  as compared to
$1,043,716 during the prior year third quarter. This net change resulted from:

     •    Unrealized  appreciation in the fair value of two portfolio  companies totaling  $466,300 during the current year third quarter,  as compared to  unrealized  appreciation  in the  fair  value  of  four  portfolio companies totaling $878,377 during the prior year third quarter.

     •    No unrealized  depreciation  during the current year third quarter, as compared  to  unrealized  depreciation  in  the  fair  value  of  four portfolio companies of $459,685 during the prior year third quarter.

     •    Reversal of  unrealized  appreciation  of  $195,350  in one  portfolio company during the current year third quarter, as compared to reversal of unrealized depreciation of $625,024 in one portfolio company during the prior year third quarter.

     The net change in  unrealized  gain on other  assets of $25,686  during the current year third quarter was recorded with respect to other  securities  which are classified as other assets,  as compared to a net change in unrealized  gain on other assets of $9,111 during the prior year third quarter.

Net Change in Net Assets from Operations

     MACC  experienced  an  increase  of  $477,181  in net  assets for the third quarter of fiscal  year 2007,  and the  resulting  net asset value per share was
$4.91 as of June 30,  2007,  as compared to $4.71 as of  September  30, 2006 and
March 31, 2007.

     The increase in net assets  recorded  during the current year third quarter was  primarily the result of the net realized  gain on  investments  and the net change in  unrealized  appreciation/depreciation  on  investments,  as described above.

     MACC  has  seven  portfolio   investments  valued  at  cost,  has  recorded
unrealized  appreciation  on  eight  portfolio  investments,  and  has  recorded unrealized depreciation on eight portfolio investments. Quarterly valuations can be affected by a portfolio  company's  short term  performance  that  results in increases or decreases in unrealized  depreciation  and unrealized appreciation for the quarter.  Changes in the fair value of a portfolio security may or may not be  indicative  of the long  term  performance  of the  portfolio company.

     Due  to its  previously  reported  agreement  with  the  SBA,  MACC  is not currently  making  investments  in new portfolio  companies,  however,  MACC may periodically  make follow-on  investments.  MACC is prudently  selling portfolio companies  and is  using  the  resulting  proceeds  to  reduce  debt  by  paying
SBA-guaranteed  debentures.  This strategy impacted MACC's results of operations during the third quarter and nine-month period of the current fiscal year in two ways.  MACC's  total  investment  income  increased  in the  third  quarter  but decreased in the nine-month period of the current fiscal year as compared to the prior year  periods in part because MACC is not  reinvesting  the proceeds  from portfolio company liquidity events in new portfolio investments. The increase in total investment  income during the third quarter of the current fiscal year was due to a significant  increase in dividend income during the period,  which MACC does not anticipate  will continue in future  periods.  Second,  MACC's interest expense and  management  fee expense  both  decreased  in the third  quarter and nine-month  period of the  current  fiscal  year as  compared  to the prior year periods primarily as a result of the decreases in MACC's outstanding  debentures payable and assets under  management.  For the nine-month  period of the current fiscal  year,  the  decrease in  interest  expense  and  management  fee expense exceeded the decrease in total investment income.

     The economy continues to be strong.  However, it is not even in all sectors and it is uncertain  whether inflation or recession could affect the performance of portfolio  companies.  Portfolio  companies have had to deal with high energy costs, high raw material costs, and in some cases flat or decreased sales. It is uncertain  how the recent  downturn in the housing  market and the  difficulties with sub-prime  lenders will affect the current  portfolio  companies and/or the economy as a whole. The growth of China and India and continued competition from imported  products from Asia,  Central  America,  and South America have made it more  difficult to increase  prices as commodity  prices rise. The current world tensions and the continuing  conflict in Iraq increase the uncertainty of future performance;  however,  the economy  continues to grow and  management  believes
MACC's investment portfolio may benefit from improved operating performance at a number of portfolio  companies and from a continuing robust market for corporate acquisitions and  investments.  The overall activity in the market for corporate acquisitions remains strong.

               Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

                                                                    For the nine months ended
                                                                            June 30,
                                                              --------------------------------------
                                                                      2007               2006               Change
                                                              --------------------------------------     --------------

Total investment income                                       $        720,422              937,117          (216,695)
Net operating and income tax expense                               (1,211,606)          (1,768,884)            557,278
                                                                  -------------     ----------------     --------------

Investment expense, net                                              (491,184)            (831,767)            340,583
                                                                  -------------     ----------------     --------------

Net realized gain on investments                                       213,377            1,984,114        (1,770,737)
Net change in unrealized appreciation/
     depreciation on investments and other assets                      750,307          (3,790,066)          4,540,373
Net change in unrealized loss on other assets                              ---             (19,360)             19,360
                                                                  -------------     ----------------     --------------

Net gain (loss) on investments                                         963,684          (1,825,312)          2,788,996
                                                                  -------------     ----------------     --------------

Net change in net assets from operations                      $        472,500          (2,657,079)          3,129,579
                                                              =================     ================     ==============
Net asset value per share:
         Beginning of period                                  $           4.71                 5.54
                                                              =================     ================
         End of period                                        $           4.91                 4.47
                                                              =================     ================

Total Investment Income

     During the current fiscal year nine-month  period,  total investment income was $720,422,  a decrease of $216,695,  or 23%, from total investment  income of
$937,117 for the prior year  nine-month  period.  In the current year nine-month period  as  compared  to the  prior  year  nine-month  period,  interest  income decreased  $169,735,  or 21%, and dividend income decreased $46,960, or 32%. The decrease in interest income is the net result of repayments of principal on debt portfolio securities issued by ten portfolio  companies,  a decrease in interest income on two debt portfolio securities which have been placed on non-accrual of interest  status,  and an increase in  interest  income on three debt  portfolio securities  which had been on  non-accrual  of interest  status during the prior year nine-month period but which are currently making interest payments.  In the current year  nine-month  period,  MACC  received  dividends  on three  existing portfolio  investments,  two of which were  distributions from limited liability companies,  as compared to dividend income received in the prior year nine-month period on five existing portfolio  investments,  two of which were distributions from limited liability companies.

Net Operating Expenses

     Net operating  expenses for the nine-month  period of the current year were
$1,211,606,  a decrease  of  $447,278,  or 27%,  as  compared  to net  operating expenses for the prior year nine-month  period of $1,658,884.  Interest  expense decreased  $360,929,  or 39%, in the current year  nine-month  period due to the repayment  of  borrowings  from the Small  Business  Administration  ("SBA")  of
$6,000,000  in  the  prior  fiscal  year  and  $2,000,000  in the  current  year nine-month  period.  Management fees decreased  $77,361,  or 24%, in the current year  nine-month  period  due to  the  decrease  in  capital  under  management.
Professional fees increased $3,031, or 2%, in the current year nine-month period due in  part to the  timing  of  payments  of  legal  expenses.  Other expenses  decreased  $7,008,  or 3%, in the current  year  nine-month  period as compared to the prior year nine-month period.

Investment Expense, Net

     For the current year nine-month period,  MACC recorded  investment expense, net of $491,184,  as compared to investment expense,  net of $831,767 during the prior year nine-month  period,  a decrease of $340,583,  or 41%. The decrease in investment  expense,  net is the result of the  decrease in  operating  expenses described above, partially offset by the decrease in investment income described above.

Net Realized Gain on Investments

     During the current year nine-month period,  MACC recorded net realized gain on investments of $213,377, as compared with net realized gain on investments of
$1,984,114, during the prior year nine-month period. Management does not attempt to maintain a comparable  level of realized gains quarter to quarter but instead attempts to maximize total investment  portfolio  appreciation through realizing gains in the  disposition  of  securities.  MACC's  investment  advisor earns an incentive  fee  which is  calculated  as a  percentage  of the  excess of MACC's realized gains in a particular  period,  over the sum of net realized losses and unrealized  depreciation  during  the same  period.  As a result,  the timing of realized gains,  realized losses and unrealized  depreciation can have an effect on the amount of the incentive fee payable to the investment advisor.

Net Change in  Unrealized  Appreciation/Depreciation  of  Investments  and Other
Assets

     Net  change  in   unrealized   appreciation/depreciation   on   investments
represents  the  change for the period in the  unrealized  appreciation,  net of unrealized  depreciation,  on MACC's  total  investment  portfolio  based on the valuation method described under "Critical Accounting Policy".

     MACC  recorded  net  change  in  unrealized   appreciation/depreciation  on
investments of $750,307 during the current year nine-month  period,  as compared to  ($3,790,066)  during  the prior  year  nine-month  period.  This net  change resulted from:

     •    Unrealized  appreciation in the fair value of five portfolio companies totaling  $1,520,657  during the current year  nine-month  period,  as compared  to  unrealized  appreciation  in the  fair  value  of  three
          portfolio   companies  totaling   $1,150,205  during  the  prior  year
          nine-month period.

     •    Unrealized  depreciation in the fair value of five portfolio companies of $770,350 during the current year nine-month  period, as compared to
          unrealized   depreciation  in  the  fair  value  of  eleven  portfolio
          companies of $3,324,210 during the prior year nine-month period.

     •    No  reversal  of  unrealized  appreciation  during  the  current  year nine-month period, as compared to reversal of unrealized  appreciation of $2,041,085 in three portfolio  companies and reversal of unrealized depreciation  of $425,024 in one  portfolio  company  during the prior year  nine-month  period.  The  disposition  of securities  results in realizing  gains and losses and  reversing any  previously  recognized unrealized gains and losses.

     There was no change in  unrealized  gain on other assets during the current year nine-month  period with respect to other securities which are classified as other assets,  as compared to a net change in unrealized loss on other assets of
$19,360 during the prior year nine-month period.

              Financial Condition, Liquidity and Capital Resources

     To date,  MACC has  relied  upon  several  sources  to fund its  investment activities,  including  MACC's  cash and  money  market  accounts  and the Small
Business Investment Company ("SBIC") leverage program operated by the SBA.

     As an SBIC,  MorAmerica  Capital is required to comply with the regulations of the SBA (the  "SBA  Regulations").  These  regulations  include  the  capital impairment rules, as defined by Regulation  107.1830 of the SBA Regulations.  As of June 30, 2007,  the capital of MorAmerica  Capital was impaired less than the
55% maximum impairment  percentage  permitted under SBA Regulations.  MorAmerica
Capital's impairment  percentage was 40% at June 30, 2007. If MorAmerica Capital experiences  negative  operating  results,  no  assurances  can  be  given  that
MorAmerica  Capital's  impairment  percentage  will continue to be less than the maximum  impairment  percentage in future periods.  If MorAmerica  Capital would exceed the maximum  impairment  percentage in future periods, a number of events could  occur  which  would  have a  material  adverse  affect  on the  financial condition, results of operations, cash flow and liquidity of MACC and MorAmerica
Capital.  MorAmerica Capital is also currently limited by the SBA Regulations in the amount of distributions it may make to MACC.

     As of June 30, 2007, MACC's cash and cash equivalents  totaled  $1,801,923.
MACC has commitments for an additional $6,500,000 in SBA-guaranteed  debentures, which expire on September  30,  2007.  MorAmerica  Capital and three other SBICs have entered into an agreement  with the SBA in connection  with an  arbitration settlement.  As a result of the terms of this  agreement,  MACC does not believe that  MorAmerica  Capital will have access to the SBIC capital program in fiscal year  2007.  Subject  to the other  risks and  uncertainties  described  in this quarterly report,  MACC believes that its existing cash and cash equivalents and other anticipated cash flows will provide adequate funds for MACC's  anticipated cash  requirements  during  fiscal  year  2007,  including  follow-on  portfolio investment  activities,  if any,  interest  payments on  outstanding  debentures
payable,   payments  of  principal  on  outstanding   debentures  payable,   and
administrative expenses. In light of the agreement with SBA, at the present time
MACC is not making new investments, is prudently selling portfolio companies and is  using  the  resulting  proceeds  to  reduce  debt by  paying  SBA-guaranteed debentures.  Once  all  outstanding  SBA  debt is  repaid,  MACC  will  evaluate alternatives to maximize shareholder value which may include a resumption of new  investment  funding or seeking  shareholder  approval to make liquidating distributions.

     Debentures  payable  are  composed of  $8,790,000  in  principal  amount of
SBA-guaranteed debentures issued by MACC's subsidiary, MorAmerica Capital, which mature as follows: $5,835,000 in fiscal year 2011, and $2,955,000 in fiscal year
2012. MACC  anticipates  that  MorAmerica  Capital will not be able to refinance these  debentures  through  the SBIC  capital  program  when  they  mature.  The following  table  shows  MACC's  significant  contractual  obligations  for  the repayment of debt and other contractual obligations as of June 30, 2007:

                             Payments due by period

Contractual Obligations
                                                        Less
                                                       than 1         1-3                        More than
                                        Total           Year         Years       3-5 Years        5 Years
                                    --------------    --------     --------    ------------    ------------

SBA Debentures                  $       8,790,000         ---          ---       7,835,000         955,000

Incentive Fees Payable(1)       $         108,399         ---          ---             ---         108,399

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

                               Portfolio Activity

     MACC's primary  business is investing in and lending to businesses  through investments in subordinated  debt (generally with detachable  equity  warrants), preferred stock and common stock.  MACC,  however,  is not currently  making new
investments.   The  total   portfolio  value  of  investments  in  publicly  and
non-publicly  traded securities was $19,012,134 at June 30, 2007 and $18,939,501 at September 30, 2006. During the three months ended June 30, 2007, MACC made no follow-on  investments  in portfolio  companies.  As noted above,  MACC does not expect to make any  investments  in new portfolio  companies  during fiscal year
2007, but may invest in follow-on investments in existing portfolio companies.

     MACC frequently  co-invests  with other funds managed by MACC's  investment advisor.  When it makes any co-investment with these related funds, MACC follows certain  procedures  consistent  with  orders  of the  Securities  and  Exchange
Commission for related party  co-investments to reduce or eliminate  conflict of interest issues.  During the current year third quarter,  no co-investments were made.

                           Critical Accounting Policy

     Investments  in  securities  traded on a national  securities  exchange are stated at the  average of the bid price on the three final  trading  days of the valuation  period which is not  materially  different  from the bid price on the final day of the period.  Restricted and other  securities for which  quotations are not readily available are valued at fair value as determined by the Board of
Directors.  Among  the  factors  considered  in  determining  the fair  value of investments  are the  cost of the  investment;  developments,  including  recent financing transactions,  since the acquisition of the investment;  the financial condition and operating results of the investee;  the long-term potential of the business of the investee; market interest rates on similar debt securities;  and other  factors  generally  pertinent to the valuation of  investments.  However, because of the inherent  uncertainty of valuation,  those  estimated  values may differ  significantly  from the  values  that  would  have been used had a ready market for the securities existed, and the differences could be material.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     MACC is subject to market risk from changes in market  interest  rates that affect the fair value of MorAmerica  Capital's  debentures payable determined in accordance with Statement of Financial Accounting Standards No. 107, Disclosures
About  Fair  Value  of  Financial  Instruments.  The  estimated  fair  value  of
MorAmerica  Capital's  outstanding  debentures  payable  at June 30,  2007,  was
$8,936,000,  with a cost of  $8,790,000.  Fair  value  of  MorAmerica  Capital's outstanding  debentures  payable is calculated by discounting cash flows through estimated maturity using a SBA borrowing rate currently  available (6.2% at June
30, 2007) for debt of similar original  maturity.  None of MorAmerica  Capital's outstanding  debentures payable are publicly traded. Market risk is estimated as the potential increase in fair value resulting from a hypothetical 0.5% decrease in interest rates. Actual results may differ.

                                       20

--------------------------------------------------------------------------------

                                  June 30, 2007
--------------------------------------------------------------------------------

Fair Value of Debentures Payable                        $          8,936,000

Amount Above Cost                                       $            146,000

Additional Market Risk                                  $            134,000

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

                                       MACC PRIVATE EQUITIES INC.

Date:       8/13/07                    By:      /s/David R. Schroder
     ----------------------               --------------------------------------
                                          David R. Schroder, President

Date:       8/13/07                    By:      /s/Robert A. Comey
     ----------------------               --------------------------------------
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

