Form 10-K
period 2007-09-20
MACC PRIVATE EQUITIES INC
filed 2007-12-28
CIK 923808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K

[X]  ANNUAL REPORT  PURSUANT TO SECTION 13 or 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007
                                       or
[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                           Commission File No. 0-24412
                           MACC PRIVATE EQUITIES INC.
               (Exact Name of Registrant as specified in Charter)

                   Delaware                                 42-1421406
         (State or Other Jurisdiction                    (I.R.S. Employer
              of Incorporation)                         Identification No.)

101 Second Street SE, Ste. 800, Cedar Rapids, Iowa            52401
  (Address of principal executive offices)                 (Zip Code)

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

Aggregate  market  value  of the  voting  stock  held by  non-affiliates  of the registrant as of March 30, 2007,  based upon the closing sale price  reported by the Nasdaq Capital Market on that date of $2.15: $2,816,895.60.

Number of shares  outstanding of the registrant's  Common Stock, $.01 par value, as of November 30, 2007: 2,464,621.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the  registrant's  Annual  Report to  Stockholders  for the year ended  September 30, 2007 are  incorporated by reference into Parts II and IV of this Report.

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

    The  following   information   should  be  read  in  conjunction   with  the
Consolidated  Financial  Statements and the  accompanying  Notes to Consolidated
Financial  Statements  included in this Annual Report.  All references to fiscal year apply to the Companies'  respective  fiscal years which end on September 30 of each year.

             FORM 10-K TABLE OF CONTENTS AND CROSS-REFERENCE INDEX

     Certain  information   required  to  be  included  in  this  Form  10-K  is
incorporated by reference to information  contained in the Corporation's  Annual
Report to Shareholders for its fiscal year ending September 30, 2007 filed as an exhibit to this report on Form 10-K (the "2007 Annual  Report").  The  following cross-reference index shows the page locations in the 2007 Annual Report of that information  which is  incorporated  by reference into this Form 10-K. All other sections of the 2007 Annual  Report are not required to be included in this Form
10-K and therefore should not be considered a part hereof.

                                   Form 10-K Index                                Form     2007
                                                                                  10-K    Annual
                                                                                  Page    Report
                                                                                           Page
                                     Part I
Item 1      Business                                                               4
Item 1A     Risk Factors                                                           5
Item 2      Properties                                                            10
Item 3      Legal Proceedings                                                     10
Item 4      Submission of Matters to a Vote of Security Holders                   10

                                     Part II
Item 5      Market for Registrant's Common Equity, Related Stockholder            11        30
            Matters and Issuer Purchases of Equity Securities
Item 6      Selected Financial Data                                               11         5
Item 7      Management's Discussion and Analysis of Financial Conditions and      11         6
            Results of Operation
Item 7A     Quantitative and Qualitative Disclosures About Market Risk            11        10
Item 8      Financial Statements and Supplementary Data                           11        14
Item 9      Changes in and Disagreements with Accountants on Accounting and       11
            Financial Disclosure
Item 9A     Controls and Procedures                                               11
Item 9B     Other Information                                                     12
                                    Part III
Item 10     Directors and Executive Officers of the Registrant                    13
Item 11     Executive Compensation                                                16
Item 12     Security Ownership of Certain Beneficial Owners and Management        17
Item 13     Certain Relationships and Related Transactions                        18
Item 14     Principal Accounting Fees and Services                                20
                                     Part IV
Item 15     Exhibits and Financial Statement Schedules                            21

                                     Part I
Item 1.  Business.

     General

     MACC Private Equities Inc. was formed as a Delaware corporation on March 3,
1994.  It has elected to be treated as a business  development  company  ("BDC")
under the  Investment  Company Act of 1940,  as amended  (the "1940  Act").  The
Corporation  has  one  direct   wholly-owned   subsidiary,   MorAmerica  Capital
Corporation  ("MorAmerica").  As of  September  30, 2007,  MorAmerica  comprised approximately 99% of the Corporation's assets. MorAmerica is an Iowa corporation incorporated  in 1959 and  which was  licensed  as a small  business  investment company  ("SBIC")  since that year  until the  voluntary  surrender  of its SBIC license in December, 2007. It has also elected treatment as a BDC under the 1940
Act.  Neither of the Companies has any  employees.  All of the Companies' day to day  operations  are carried out by its officers and the staff of its investment
advisor,   InvestAmerica  Investment  Advisors,  Inc.  ("InvestAmerica"  or  the
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

     MorAmerica's Regulation by the SBA

     As an SBIC during fiscal year 2007, MorAmerica was subject to regulation by the SBA. Such regulation  includes the  regulations  promulgated by the SBA (the
"SBA Regulations") which, consistent with the SBA's goal of fostering investment in  small  businesses,  limit  the  extent  to which an  SBIC's  capital  may be impaired,  impose certain standards upon an SBIC's investment advisor, and limit the type of  portfolio  company  an SBIC may  invest  in and the  nature of such
investments.   In  December,  2007,  the  SBA  approved  MorAmerica's  voluntary surrender of its SBIC license.  As a result,  MorAmerica is no longer subject to the SBA Regulations.

     Investments and Divestitures

     MorAmerica  invested  $65,000 in a  follow-on  investment  in one  existing
portfolio   company  in  fiscal  year  2007.  The  Companies'   investment-level
objectives  on  a   consolidated   basis  call  for  follow-on   investments  of
approximately  $150,000  during  fiscal year 2008,  unless the  Companies  raise additional  capital,  subject to  adjustment  based upon  current  economic  and operating conditions.

     During fiscal year 2007,  the  Corporation  recorded a net realized gain on investments of $1,351,456.

Item 1A.  Risk Factors.

AN INVESTMENT IN THE CORPORATION'S  COMMON STOCK IS SUBJECT TO A NUMBER OF RISKS
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

     Our  portfolio  companies  usually will have, or may be permitted to incur, other debt, or issue other equity securities,  that rank equally with, or senior to, the  securities in which we invest.  By their terms,  such  instruments  may provide that the holders are entitled to receive payment of dividends,  interest or principal on or before the dates on which we are entitled to receive payments in  respect  of the  securities  in  which  we  invest.  Also,  in the  event of
insolvency,  liquidation,   dissolution,   reorganization  or  bankruptcy  of  a
portfolio  company,  holders of securities  ranking  senior to our investment in that portfolio  company would  typically be entitled to receive  payment in full before we receive any distribution in respect of our investment.  After repaying the senior security  holders,  the portfolio  company may not have any remaining assets to use for  repaying  its  obligation  to us.  In the case of  securities ranking equally with securities in which we invest, we would have to share on an equal basis any  distributions  with other  security  holders in the event of an insolvency,  liquidation,  dissolution,  reorganization  or  bankruptcy  of  the relevant portfolio company.

We will be exposed to risks associated with changes in interest rates.

     Generally,  when market  interest rates rise, the values of debt securities decline,  and vice versa. During periods of declining interest rates, the issuer of a  security  may  exercise  its  option  to  prepay  principal  earlier  than scheduled, forcing us to reinvest in lower yielding securities. This is known as call or prepayment risk.  Lower grade  securities  frequently have call features that allow the issuer to repurchase the security  prior to its stated  maturity.
An issuer may redeem a lower grade  obligation  if the issuer can  refinance the debt at a lower cost due to declining  interest  rates or an  improvement in the credit standing of the issuer.

RISKS RELATED TO OUR BUSINESS

Closed-end investment companies' shares usually trade below net asset value.

     Shares of closed-end  investment companies like the Corporation  frequently trade at a  discount  from net asset  value and the  Corporation's  shares  have historically  traded at a discount from net asset value.  At September 30, 2007, the Corporation's shares traded at a 47% discount to their net asset value. This characteristic  of shares of  closed-end  investment  companies  is separate and distinct  from the risk that the  Corporation's  per share net asset  value will decline. In addition,  due to the following reasons, the Corporation is not only different from other  closed-end  funds,  is a greater risk than similar venture capital closed-end funds.

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

     •    Second,  due to  several  factors,  including  the  small  size of the
          Corporation relative to fixed expenses,  and the fact that much of the income of the  Corporation  arises  through  capital gains rather than ordinary  income,  on a consolidated  basis,  the Corporation has lost money (that is, had net investment expense, rather than new investment income)  in each  of the  last  six  years.  Many  similar  funds  are structured  to earn  sufficient  current  income to achieve  operating income (investment income in excess of operating expenses) each year.

Many of our portfolio  investments  will be recorded at fair value as determined in good faith by our Board and, as a result, there will be uncertainty as to the value of our portfolio investments.

     Pursuant  to the  requirements  of the 1940 Act,  substantially  all of the
Corporation's  portfolio investments are recorded at fair value as determined in good  faith by our  Board on a  quarterly  basis,  and,  as a  result,  there is uncertainty regarding the value of the Corporation's  portfolio investments.  At
September  30,  2007,  approximately  92%  of  the  Corporation's  total  assets represented  investments  recorded at fair value.  Since there is  typically  no readily  ascertainable  market value for the  investments  in the  Corporation's portfolio,  our  Board  determines  in  good  faith  the  fair  value  of  these investments  pursuant to a valuation policy and a consistently applied valuation process.

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

     A large  number  of  entities  and  individuals  compete  for the  kinds of investments  we make.  Many of  these  entities  and  individuals  have  greater financial  resources than we do. As a result of this  competition,  we may, from time to time, be precluded from entering into  attractive  transactions on terms considered by the  Investment  Adviser to be prudent in light of the risks to be assumed.

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

     The  Corporation  may borrow funds from and issue senior debt securities to banks,  insurance  companies or other  lenders up to the limit  permitted by the
1940 Act. Currently, through MorAmerica, the Corporation has borrowed funds from
Cedar  Rapids  Bank & Trust  Company  (CRB&T)  consisting  of a term loan in the amount  of  $6,250,000  and a  revolving  loan to borrow  up to  $500,000.  Such borrowings  cause the  Corporation  to be leveraged.  When such  borrowings  are incurred,  the  lenders  of these  funds will have  fixed  dollar  claims on the
Corporation's  assets superior to the claims of the Corporation's  shareholders.
Decreases  in the  value of the  investments  below  their  value at the time of acquisition  would  cause the  Corporation's  net asset  value to  decline  more sharply  than it would if the funds had not been  borrowed.  Any decrease in the rate of income  would cause net income to decline more sharply than it would had the funds not been borrowed and invested.  Leverage is thus generally considered a speculative  investment  technique.  Conversely,  however,  the ability of the
Corporation  to  achieve  its  investment  objectives  may depend in part on its ability to acquire  leverage on favorable  terms by borrowing  through  banks or insurance  companies,  and there can be no assurance  that such  leverage can in fact be acquired.

     As of September 30, 2007, the Corporation,  on a consolidated basis through its wholly-owned  subsidiary MorAmerica,  had outstanding $6,108,373 on the term loan from CRB&T.  The  Corporation  is  currently  using  proceeds of  portfolio liquidity  events  to pay  down  this  loan.  The  Corporation  has not made any drawings under the revolving  loan with CRB&T,  but may do so during fiscal year
2008 for working capital purposes, including making follow-on investments in its portfolio companies, as further described below.

When we are a debt or minority  equity investor in a portfolio  company,  we may not be in a position to control that portfolio company.

     When we make  minority  equity  investments  or invest in debt,  we will be subject to the risk that a portfolio  company may make business  decisions  with which we may disagree,  and that the stockholders and management of such company may take risks or otherwise  act in ways that do not serve our  interests.  As a result, a portfolio  company may make decisions that could decrease the value of our investments.

To  protect or  maintain  our  existing  portfolio  investments,  we may need to increase our investments in existing portfolio companies.

Following  our  initial  investment,  we may make  additional  debt  and  equity investments  in  portfolio  companies  ("follow-on  investments")  in  order  to
increase  our  investment  in  a  successful   portfolio  company,  to  exercise
securities  that were  acquired  in the  original  financing,  to  preserve  our proportionate ownership when a subsequent financing is planned or to protect our initial  investment  when such  portfolio  company's  performance  does not meet expectations.

We may not  have the  funds  to make  additional  investments  in our  portfolio companies.

     There is no assurance that we will make, or will have  sufficient  funds to make,  follow-on  investments.  Additionally,  we  are  subject  to  limitations relating  to our BDC  status  which  may limit our  ability  to make  additional investments  in  portfolio  companies.  Any  decisions  not to make a  follow-on investment or any  inability on our part to make such an  investment  may have a negative impact on a portfolio company in need of such an investment, may result in a missed  opportunity  for us to increase our  participation  in a successful operation, or may reduce the expected yield on the investment.

Changes in the law or regulations that govern us could have a material impact on us or our operations.

     We are  regulated  by  the  SEC.  In  addition,  changes  in  the  laws  or
regulations   that  govern  BDCs  and   registered   investment   companies  may
significantly  affect our business.  Any change in the law or  regulations  that govern our business could have a material impact on us or our  operations.  Laws and regulations may be changed from time to time, and the interpretations of the relevant  laws and  regulations  also are  subject to  change,  which may have a material effect on our operations.

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
"Shareholder Information" section of the 2007 Annual Report.

Item 6.  Selected Financial Data.

     Information  in response to this Item is  incorporated  by reference to the
"Selected Financial Data" section of the 2007 Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
of Operation.

     Information  in response to this Item is  incorporated  by reference to the
"Management's Discussion and Analysis" section of the 2007 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Information  in response to this Item is  incorporated  by reference to the
"Quantitative and Qualitative Disclosures About Market Risk" section of the 2007
Annual Report.

Item 8.  Financial Statements and Supplementary Data.

     Information  in response to this Item is  incorporated  by reference to the
Consolidated Financial Statements, notes thereto and report thereon contained in the 2007 Annual Report.

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

                                    Directors

                  Position(s)    Term of                                                                Other
      Name         Held with   Office and                                                           Directorships
    and Age           the       Length of                 Principal Occupation(s)                  Held by Director
                  Corporation  Time Served                  During Past 5 Years                          (1)

Benjamin          Director     Since        President   and   CEO,    Central   Proteina   Prima         None
Jiaravanon, 37                 February,    (manufacturer  of animal,  poultry and fish  feeds),
                               2004         since 2004;  President,  Strategic  Planning  Group,
                                            Charoen     Pokphand     Indonesia     (agribusiness
                                            conglomerate),   2002  -  2004;  Associate,   Direct
                                            Investments  Group,  Merrill Lynch, 1996 - 2002. Mr.
                                            Jiaravanon  received his Bachelor of Science  degree
                                            in  industrial   management   from  Carnegie  Mellon
                                            University.

Geoffrey T.       Director     Director     Executive  Chairman,  Kreos Capital Limited (founded         None
Woolley,          and          since        in  1997  by  Mr.  Woolley  to  introduce   "venture
48                Chairman     2003,        leasing,"  an  asset-backed   debt  instrument  with
                  of the       elected      equity  participation  to the  European  and Israeli
                  Board        Chairman     markets);   Founding  Partner,   Dominion  Ventures,
                               April, 2004  Inc.;   Managing   Member,   Hild   Partners,   LLC;
                                            Director:  BH Thermal Corp,  University  Opportunity
                                            Fund  and  Utah  Capital   Investment   Corporation;
                                            Chairman  of  the  Board:   MorAmerica,   University
                                            Venture  Fund,  Hild Assets,  Ltd. and Unitus Equity
                                            Fund;  Advisor:  Polaris  Ventures  and Von  Braun &
                                            Schreiber  Private  Equity.  Mr.  Woolley  holds  an
                                            M.B.A.  from the  University  of Utah and a B.S.  in
                                            Business  Management  with a Minor in Economics from
                                            Brigham Young University.

Gordon J. Roth,   Director     Since 2000   CFO  and  Chief  Operating  Officer,   Roth  Capital         None
53                                          Partners,  LLC (independent  investment banking firm
                                            specializing in  small-cap companies), 2000-present;
                                            Chairman, Roth  & Company,  P.C. (public  accounting
                                            firm located in Des Moines, Iowa),  1990-2000. Prior
                                            to  that,  Mr. Roth  was a  partner  at  Deloitte  &
                                            Touche,  a public  accounting  firm, in Des Moines.

Jasja             Director     Since        Executive   Director  of   Corporate   Strategy  and         None
Kotterman, 38                  February,    Business Development,  Avon Products,  2004-present;
                               2004         Vice  President,  Strategic  Planning  and  Business
                                            Development  for Primedia  Inc.  (diversified  media
                                            company),  2003-2004;  Managing  Director,  Primedia
                                            International (the  international  development group
                                            for Primedia),  2000-2003.  Ms.  Kotterman  holds an
                                            M.B.A.   from  the  Wharton

                  Position(s)    Term of                                                                Other
      Name         Held with   Office and                                                           Directorships
    and Age           the       Length of                 Principal Occupation(s)                  Held by Director
                  Corporation  Time Served                  During Past 5 Years                          (1)

                                            School, an  M.A. in International  Studies from  the
                                            University  of  Pennsylvania, and  is a graduate  of
                                            Cambridge University  in England, where she received
                                            an M.A. in Genetics and an M.Phil. in  International
                                            Development.

Michael W.        Director     Since 1994   Director,   MorAmerica  since  1994;  C.E.O.  (since         None
Dunn,                                       1980),  President and CEO and Director (since 1983),
58                                          Farmers  &  Merchants  Savings  Bank of  Manchester,
                                            Iowa.

(1)  "Other  Directorships"  indicate  other  U.S.   publicly-traded   companies
(companies with a class of securities  registered  pursuant to section 12 of the
Securities  Exchange  Act  of  1934  (the  "Exchange  Act")  or  subject  to the requirements  of  section  15(d) of such  Act or any  company  registered  as an investment company under the 1940 Act).

                               Executive Officers

     As affiliated  persons of  InvestAmerica,  the officers of the  Corporation listed in the chart below are  "interested  persons," as that term is defined in
Section  2(a)(19)  of the 1940 Act,  of the  Corporation.  The  address  for all officers is 101 Second Street SE, Suite 800, Cedar Rapids, Iowa 52401.

     The  Corporation's  officers listed below also serve in similar  capacities with  MorAmerica and serve in various  capacities  with the following  companies which  are under  common  control  with or are  affiliated  with  InvestAmerica:
InvestAmerica  Venture Group, Inc. (provides  management and investment services to a private  investment  partnership,  the Iowa Venture  Capital  Fund,  L.P.);
InvestAmerica N.D. Management, Inc. (provides management and investment services to NDSBIC,  L.P., a Small Business  Investment Company ("SBIC"));  InvestAmerica
ND, L.L.C. (general partner of NDSBIC, L.P.); InvestAmerica L&C Management, Inc.
(provides  management and investment services to Lewis & Clark Private Equities,
L.P., an SBIC  ("Lewis"));  InvestAmerica  L&C, LLC (general  partner of Lewis);
InvestAmerica NW Management,  Inc. (provides  management and investment services
to  Invest  Northwest,   L.P.  ("NWLP")  (private  venture  capital  fund);  and
InvestAmerica NW, LLC (general partner of NWLP).

     As representatives  of InvestAmerica and its affiliates,  the Corporation's officers  listed  below also serve on the boards of  directors of several of the
Corporation's  portfolio  companies and the portfolio companies of other managed funds.

                                    Term of
                  Position(s)      Office and
     Name        Held with the     Length of                           Principal Occupation(s)
   and Age        Corporation     Time Served                            During Past 5 Years

David R.        President and    Since April,    Chief Compliance  Officer and Treasurer of the  Corporation,  March,
Schroder, 64    Secretary        2005            2004-April,  2005;  President,  Secretary  and  a  Director  of  the
                                                 Corporation,  1994-2004.  Mr.  Schroder  also  serves as  President,
                                                 Assistant  Secretary  and Director of  InvestAmerica.  He received a
                                                 B.S.F.S.   from  Georgetown   University  and  an  M.B.A.  from  the
                                                 University of Wisconsin.

Robert A.       Chief            Since April,    Chief Financial Officer,  Executive Vice President,  Treasurer and a
Comey, 60       Financial        2005            Director of the  Corporation,  1994-2004;  Director  of  MorAmerica,

                                    Term of
                  Position(s)      Office and
     Name        Held with the     Length of                           Principal Occupation(s)
   and Age        Corporation     Time Served                            During Past 5 Years

                Officer,                         1989-2004;  Executive  Vice  President  and  Assistant  Secretary of
                Executive Vice                   MorAmerica,  1994-2004;  Treasurer of MorAmerica,  1994-April, 2005.
                President,                       Mr.  Comey  has  been  the  Executive  Vice  President,   Treasurer,
                Chief                            Assistant  Secretary and a Director of InvestAmerica  since 1994. He
                Compliance                       received an A.B. in Economics  from Brown  University  and an M.B.A.
                Officer,                         from Fordham University.
                Treasurer and
                Assistant
                Secretary

Kevin F.        Senior Vice      Since April,    Vice  President of the  Corporation,  1994-1999;  Vice  President of
Mullane, 52     President        2005            MorAmerica,  1994-1998;  Senior Vice  President of the  Corporation,
                                                 2000-2004;  Senior Vice  President  of  MorAmerica,  1999-2004.  Mr.
                                                 Mullane  is a  Senior  Vice  President,  Assistant  Secretary  and a
                                                 Director of  InvestAmerica.  He  received  an M.B.A.  and an M.S. in
                                                 Business  Administration,  Emphasis in  Accounting,  from  Rockhurst
                                                 Jesuit University.

Michael H.      Vice President   Since April,    Vice  President of  MorAmerica  since 2002.  Mr.  Reynoldson is Vice
Reynoldson41                     2005            President  of   InvestAmerica.   He  received  an  M.B.A.  from  the
                                                 University  of  Iowa  and a B.A.  in  Business  Administration  from
                                                 Washington State University.

Section 16(a) Beneficial Ownership Reporting Compliance

     Pursuant to Section  16(a) of the Exchange  Act,  officers and directors of the Corporation and persons beneficially owning 10% or more of the Corporation's
Common Stock (collectively, "reporting persons") must file reports on Forms 3, 4 and 5 regarding changes in their holdings of the Corporation's equity securities with the Securities and Exchange Commission ("SEC").  Based solely upon a review of copies of these  reports  sent to the  Secretary  of the  Corporation  and/or written representations from reporting persons that no Form 5 was required to be filed with respect to Fiscal Year 2007, the Corporation  believes that all Forms
3, 4, and 5 required to be filed by all reporting persons have been properly and timely filed with the SEC.

Code of Ethics

     The  Corporation  has  adopted a Code of  Business  Conduct and Ethics that applies to all of the  Corporation's  officers,  directors  and  employees.  The
Corporation's  Code of Business  Conduct and Ethics,  as amended by the Board of
Directors  on October 5, 2004,  is filed as an exhibit to this Annual  Report on
Form 10-K.

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
Cedar Rapids, Iowa 52401 or by calling (319) 363-8249.

Audit Committee

     The  Corporation  has  a  separately-designated  standing  audit  committee established  in  accordance  with section  3(a)(58)(A)  of the Exchange Act. The
Audit Committee makes  recommendations  to the Board of Directors  regarding the engagement  of the  independent  auditors  for  audit  and  non-audit  services;
evaluates  the  independence  of the auditors  and reviews with the  independent auditors the fee,  scope and timing of audit and non-audit  services.  The Audit
Committee  also is charged with  monitoring  the  Corporation's  Policy  Against
Insider Trading and Prohibited  Transactions and its Code of Conduct.  The Audit
Committee  presently  consists of Michael W. Dunn (Chair),  Jasja  Kotterman and
Gordon J. Roth. Each member of the Audit  Committee is considered  "independent"
under applicable NASDAQ listing standards. The Board of Directors has determined that Gordon J. Roth is an Audit Committee financial expert.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

     The Corporation  has no employees and does not pay any  compensation to any of its officers.  The Corporation has not compensated its executive  officers in any of the last three  fiscal  years.  The  Corporation  does not provide any of bonus, stock options,  stock appreciation  rights,  non-equity  incentive plans, non-qualified  deferred  compensation  or  pension  benefits  to  its  executive officers. Further, the Corporation has no agreements with any officer pertaining to change in control payments.  All of the Corporation's  officers and staff are employed by  InvestAmerica  Investment  Advisors,  Inc., which pays all of their cash compensation.

Compensation Committee Interlocks and Insider Participation

     The Corporation does not have a separate compensation committee utilized to determine the appropriate  compensation  payable to the Corporation's  executive officers  and  Directors  due to the  size  of the  Corporation.  The  Corporate
Governance/Nominating  Committee,  however,  is  responsible  for,  among  other things, annually reviewing and approving the Corporation's compensation policies for Directors. The members of the Corporate  Governance/Nominating Committee for
Fiscal Year 2007 were Jasja Kotterman (Chair), Gordon Roth and Michael Dunn. All
members  of  the  Corporate   Governance/Nominating   Committee  are  considered
"independent"  under  applicable  NASDAQ  listing  standards.  No members of the
Committee  have ever served as  officers or  employees  of the  Corporation.  No executive officers of the Corporation served,  during Fiscal Year 2007: (i) on a compensation  committee of another entity which had an executive officer serving on the Corporate Governance/Nominating  Committee; (ii) as a director of another
entity   which   had   an   executive   officer   serving   on   the   Corporate
Governance/Nominating  Committee;  or  (iii)  as  a  member  of  a  compensation committee  of another  entity  which had an  executive  officer  who served as a
Director of the Corporation.

Compensation Committee Report

     The Corporate Governance/Nominating Committee has not reviewed or discussed with the Corporation's  management the Compensation  Discussion and Analysis set forth  above  because the  Corporation's  standing  policy is to not  compensate executive officers. The Corporate  Governance/Nominating Committee did recommend to the Board of  Directors  that the  Compensation  Discussion  and  Analysis be included in this report on Form 10-K.

                                       CORPORATE GOVERNANCE /
                                       NOMINATING COMMITTEE:
                                       Jasja Kotterman, Chair
                                       Gordon J. Roth
                                       Michael W. Dunn

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
          Related Stockholder Matters.

Common Stock Ownership

     As of November 30, 2007, there were 2,464,621 shares of Common Stock issued and  outstanding.  The  following  table sets forth  certain  information  as of
November 30, 2007,  with  respect to the Common  Stock  ownership  of: (i) those persons or groups (as that term is used in Section  13(d)(3) of the Exchange Act who beneficially own more than 5% of the Common Stock, (ii) each Director of the
Corporation,  and (iii) all Officers and Directors of the  Corporation,  nine in number,  as a group.  Unless  otherwise  provided,  the  address of those in the following table is 101 Second Street S.E., Suite 800, Cedar Rapids IA 52401.

             Name and Address of                       Amount and Nature               Percent of Class of
               Beneficial Owner                     Of Beneficial Ownership            Voting Common Stock
               ----------------                     -----------------------            -------------------

Atlas Management Partners, LLC(1)                        804,689 Shares                       32.65%
One South Main Street, Suite 1660, Salt Lake
City, Utah 84133

Bridgewater International Group, LLC(1)                  804,689 Shares                       32.65%
10500 South 1300 West, South Jordan, Utah
84095

Timothy A. Bridgewater(1)                                809,689 Shares                       32.85%
10500 South 1300 West
South Jordan, Utah 84095

Jasja Kotterman                                           1,000 Shares                        0.04%

Michael W. Dunn                                          46,584 Shares                        1.89%

Benjamin Jiaravanon(2)                                   804,689 Shares                       32.65%
Ancol Barat, J1 Ancol VIII, No.1
Jakarta 14430 Indonesia

Gordon J. Roth                                            5,151 Shares                        0.21%

David R. Schroder(3)                                     77,416 Shares                        3.14%

Kevin F. Mullane(3)                                      11,264 Shares                        0.46%

Robert A. Comey(3)                                       57,019 Shares                        2.31%

Michael Reynoldson(4)                                       0 Shares                            --

Geoffrey T. Woolley                                      151,314 Shares                       6.14%

All Officers and Directors as a Group                   1,154,437 Shares                      46.84%

------------------------------------

         (1)  Information  with  respect  to  Atlas  Management  Partners,   LLC
("Atlas"),  Bridgewater  International Group, LLC ("BIG") and Mr. Bridgewater is
based upon  Amendment  No. 1 to Schedule  13D,  dated  September  30,  2003,  as subsequently amended February 13, 2004, April 28, 2005 and April 30, 2005, filed by Atlas, BIG and others with the SEC (collectively, the "Atlas Group 13D"). The
Atlas Group 13D disclosed that control over

804,689  shares of Common Stock owned by BIG (the "BIG Shares") is governed by a
Shareholder and Voting  Agreement dated September 29, 2003 among Atlas,  BIG and
Kent Madsen (the "Shareholder Agreement"). The term of the Shareholder Agreement extends to March 1, 2010 and may be extended in certain circumstances;  however, the Shareholder Agreement may also be terminated at any time by any party.

     Under the Shareholder  Agreement,  BIG appointed Atlas as its limited proxy to vote the BIG Shares,  but BIG retains all other incidents of ownership of the stock,  including  beneficial  ownership and dispositive  power. The Shareholder
Agreement also provides  Atlas with certain  rights of first refusal  respecting the BIG Shares and limits BIG's ability to otherwise  dispose of the BIG Shares.
Pursuant to a Mutual Release and Waiver of Claims and Termination of Shareholder
and Voting  Agreements  among Atlas,  BIG and the former managers of Atlas dated
April 28, 2005 and filed as part of the Atlas Group 13D, the former  managers of
Atlas,  including Geoffrey Woolley and Kent Madsen, no longer have any interests in Atlas and have no voting rights respecting the BIG Shares.

     As a voting Managing Director of Atlas, Mr.  Bridgewater has shared control over  the  voting  power  granted  to  Atlas  under  the  Shareholder  Agreement respecting the BIG Shares,  subject to the parties' rights under the Shareholder
Agreement. Mr. Bridgewater also individually owns 5,000 shares of Common Stock.

     (2)  Information  with  respect to Mr.  Jiaravanon  is based upon the Atlas
Group 13D. As the sole manager of BIG, Mr.  Jiaravanon  has shared  control over the voting power granted to Atlas under the Shareholder Agreement respecting the
BIG Shares, subject to the parties' rights under the Shareholder  Agreement.  To the  extent  that BIG may be deemed to be in  control  of the  Corporation  as a result of beneficial ownership of the Company's Common Stock, Mr. Jiaravanon, as the sole manager of BIG, may be an "interested  person" of the Company,  as that term is defined in Section 2(a)(19) of the 1940 Act.

     (3) As principals, officers and directors of InvestAmerica,  the investment advisor for the Companies,  and as officers of the Companies,  Messrs. Schroder,
Mullane and Comey are "interested  persons" of the Corporation,  as that term is defined in Section 2(a)(19) of the 1940 Act.

     (4) As an  officer of the  Companies,  and as an  officer  or  director  of
several  companies   affiliated  with   InvestAmerica,   Mr.  Reynoldson  is  an
"interested  person"  of the  Corporation,  as that term is  defined  in Section
2(a)(19) of the 1940 Act.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Investment Adviser & Certain Business Relationships

         InvestAmerica is the investment advisor to the Corporation  pursuant to an Investment Advisory Agreement between the Corporation and InvestAmerica dated
July 21, 2005, which was approved by the Corporation's  shareholders at its 2005
Annual  Shareholders   Meeting  held  on  July  19,  2005  (the  "MACC  Advisory
Agreement").  The address of InvestAmerica is 101 Second Street S.E., Suite 800,
Cedar Rapids IA 52401.

     The MACC  Advisory  Agreement  provides that  InvestAmerica  is entitled to receive a  management  fee equal to an annual  rate of 1.5% of the Assets  Under
Management  (as  defined in the MACC  Advisory  Agreement),  payable  monthly in arrears.  In addition to the annual  management  fee of 1.5% of the Assets Under
Management,  InvestAmerica  is entitled to receive an  incentive  fee (the "MACC
Incentive  fee") in an  amount  equal to  13.4%  of the  Corporation's  realized capital  gains in excess of realized  capital  losses of the  Corporation  after allowance for any unrealized capital losses on the portfolio  investments of the
Corporation.  The  MACC  Incentive  fee is  calculated,  accrued,  and paid on a quarterly  basis,  subject to adjustment  at the end of each fiscal year.  Total management fees under the MACC Advisory  Agreement amounted to $735 for the year ended  September  30, 2007.  There were no MACC  Incentive  Fees accrued or paid under the MACC Advisory Agreement in fiscal year 2007.

     MorAmerica has a separate  investment  advisory  agreement (the "MorAmerica
Advisory  Agreement") with  InvestAmerica  dated July 21, 2005.  MorAmerica pays
InvestAmerica,  monthly in arrears, a management fee equal to the lesser of 1.5%
per annum of the (i) Combined Capital (as defined under regulations  promulgated by the

United States Small Business Administration) or (ii) Assets Under Management (as
defined in the MorAmerica Advisory Agreement). These fees are not based upon any of the  Corporation's  assets managed by  InvestAmerica  under the MACC Advisory
Agreement.   In  addition,  the  MorAmerica  Advisory  Agreement  provides  that
MorAmerica will pay  InvestAmerica  an incentive fee in an amount equal to 13.4%
of the net capital gains,  before taxes (the  "MorAmerica  Incentive  Fee"). Net capital gains, as defined in the MorAmerica Advisory  Agreement,  are calculated as gross realized gains,  minus the sum of capital  losses,  less any unrealized
depreciation,    including   reversals   of   previously   recorded   unrealized
depreciation,  recorded  during the year,  and net  investment  losses,  if any.
Capital  losses  and  realized  capital  gains  are  not  cumulative  under  the computation of the MorAmerica  Incentive Fee. Payments for MorAmerica  Incentive
Fee resulting from noncash gains are deferred  until the assets are sold.  Total management  fees (net of management  fees waived) under the MorAmerica  Advisory
Agreement  amounted to  $330,890  for the year ended  September  30,  2007.  The
MorAmerica  Incentive Fee earned and paid for the year ended  September 30, 2007 amounted to $143,732 and $0, respectively.  Included in the MorAmerica Incentive
Fee earned of $143,732 are  approximately  $27,617 of MorAmerica  Incentive Fees related to noncash gains which are being deferred.

     Mr.  David  Schroder,  President  and  Secretary  of  the  Corporation  and
MorAmerica,   is  a  shareholder  of,  Director,   President  and  Secretary  of
InvestAmerica.  Mr. Robert A. Comey,  Executive Vice President,  Chief Financial
Officer,  Treasurer,  Chief  Compliance  Officer and Assistant  Secretary of the
Corporation  and  of  MorAmerica,  is a  Director  of  and  the  Executive  Vice
President,  Treasurer  and  Assistant  Secretary  of  InvestAmerica.  Mr.  Kevin
Mullane,  Senior  Vice  President  of  the  Corporation  and  MorAmerica,  is  a
shareholder  and  Director  of,  and the Senior  Vice  President  and  Assistant
Secretary of  InvestAmerica.  Mr. Michael H.  Reynoldson,  Vice President of the
Corporation  and  MorAmerica,  is an officer or  director  of several  companies affiliated with InvestAmerica.

Independent Directors

     The  following   Directors  of  the  Corporation  meet  the  definition  of
"independent  director"  provided in the  independence  standards  applicable to companies listed on the Nasdaq Capital Market (the "Independence Standards"):

         Michael W. Dunn
         Jasja Kotterman
         Gordon J. Roth
         Geoffrey T. Woolley

     All  Directors  who are voting  members of committees of the Board meet the definition of "independent director" under the Independence Standards applicable to such committees.

     In identifying Mr. Woolley as independent under the Independence Standards, the Board considered the fact that Mr. Woolley was a Voting Managing Director of
Atlas  Management  Partners,  LLC ("Atlas")  from March,  2004 until April 2005.
Atlas served as the investment adviser to the Corporation and to MorAmerica from
March 1, 2004 through  April 29,  2005.  As of April 28,  2005,  Mr.  Woolley no
longer holds any interests in Atlas. The Board also considered the fact that, as
previously   reported,   Mr.  Woolley  entered  into  an  Amended  and  Restated
Convertible  Note and Security  Agreement with the Corporation on July 20, 2005, which  amended  and  restated  the terms of the loan made by Mr.  Woolley to the
Corporation  on March 1, 2004.  Under the July 20, 2005  amendment,  Mr. Woolley subsequently  elected to convert all debt owed by the Corporation to Mr. Woolley into 135,366 shares of the Corporation's Common Stock.

Item 14.  Principal Accounting Fees and Services.

     The following table presents fees paid for professional  services  rendered by KPMG LLP ("KPMG"),  the Corporation's  independent auditors,  for fiscal Year
2007 and for the fiscal year ending September 30, 2006:

             Fee Category                             Fiscal Year 2007 Fees                 Fiscal Year 2006 Fees
----------------------------------------           ----------------------------          ----------------------------
                                                             $71,225                               $67,800
Audit Fees
                                                               -0-                                   -0-
Audit-Related Fees
                                                             $22,700                               $25,900
Tax Fees
                                                               -0-                                   -0-
All Other Fees
                                                   ----------------------------          ----------------------------
                                                             $93,925                               $93,700
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

     All Other Fees are for services other than the services reported above. The
Corporation  did not pay any fees for such other services in fiscal year 2007 or fiscal year 2006.

     The Audit  Committee has concluded the provision of the non-audit  services listed above is compatible with  maintaining the  independence of KPMG. KPMG did not bill the Corporation's investment advisor, InvestAmerica,  for any non-audit services in either fiscal year 2007 or fiscal year 2006.

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

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Report:

         (1)      A.       The following  financial  statements are incorporated
                           by reference to the 2007 Annual Report.
                           Consolidated Balance Sheet at September 30, 2007
                           Consolidated Statement of Operations for the year
                                    ended September 30, 2007
                           Consolidated  Statements of Changes in Net Assets for
                                    the  years  ended  September  30,  2007  and
                                    September 30, 2006
                           Consolidated  Statement  of Cash  Flows  for the year
                                    ended September 30, 2007
                           Notes to Consolidated Financial Statements
                           Consolidated Schedule of Investments as of
                                    September 30, 2007
                           Notes to the Consolidated Schedule of Investments
                  B.       The  Report  of  the  Registered  Independent  Public
                           Accounting   Firm  with  respect  to  the   financial
                           statements  listed  in A.  above is  incorporated  by
                           reference to the 2007 Annual Report.

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

                  3(ii)       Amended and Restated By-Laws of the  Corporation.

                  4           See Exhibits  3(i).1  and  3(i).2.

                  10.1(3)     Investment Advisory Agreement between MACC Private
                              Equities   Inc.   and   InvestAmerica   Investment
                              Advisors, Inc. dated July 21, 2005.

                  10.2(3)     Investment  Advisory  Agreement between MorAmerica
                              Capital  Corporation and InvestAmerica  Investment
                              Advisors, Inc. dated July 21, 2005.

                  10.3(4)     Business  Loan  Agreement  dated  August 30,  2007
                              between MorAmerica  Capital  Corporation and Cedar
                              Rapids Bank and Trust Company.

                  10.4(4)     Commercial Guaranty given by MACC Private Equities
                              Inc.  in  favor  of Cedar  Rapids  Bank and  Trust
                              Company.

                  10.5(4)     Commercial  Pledge and  Security  Agreement  dated
                              August  30,  2007   between   MorAmerica   Capital
                              Corporation   and  Cedar  Rapids  Bank  and  Trust
                              Company.

                  10.6(4)     Commercial  Security  Agreement  dated  August 30,
                              2007 between  MorAmerica  Capital  Corporation and
                              Cedar Rapids Bank and Trust Company.

                  10.7(4)     Promissory  Note in the amount of  $500,000  dated
                              August  30,  2007  made  by   MorAmerica   Capital
                              Corporation  in  favor of  Cedar  Rapids  Bank and
                              Trust Company.

                  10.8(4)     Promissory Note in the amount of $6,250,000  dated
                              August  30,  2007  made  by   MorAmerica   Capital
                              Corporation  in  favor of  Cedar  Rapids  Bank and
                              Trust Company.

                  10.9(4)     Letter  Agreement  dated  August 30,  2007 made by
                              MorAmerica  Capital  Corporation in favor of Cedar
                              Rapids Bank and Trust Company.

                  10.10(4)    Safekeeping  Agreement  dated  September  1,  2007
                              between MACC  Private  Equities  Inc.,  MorAmerica
                              Capital  Corporation  and  Cedar  Rapids  Bank and
                              Trust Company.

                  13          2007 Annual Report to Stockholders.

                  14(5)       Code of Business Conduct and Ethics

                  21(6)       Subsidiary of the Corporation and  jurisdiction of
                              incorporation.

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

                  (3)      Incorporated   by  reference  to  the   Corporation's
                           Current  Report on Form 8-K as filed  with the SEC on
                           July 21, 2005.

                  (4)      Incorporated   by  reference  to  the   Corporation's
                           Current  Report on Form 8-K as filed  with the SEC on
                           September 6, 2007.

                  (5)      Incorporated by reference to the Corporation's Annual
                           Report on Form 10-K for the  period  ended  September
                           30, 2006, as filed with the SEC on December 28, 2006.

                  (6)      Incorporated by reference to the Corporation's Annual
                           Report on Form 10-K for the  period  ended  September
                           30, 2003, as filed with the SEC on December 29, 2003.

(b)      Exhibits

         See (a)(3) above.

(c)      Financial Statement Schedules

         See (a)(1) and (a)(2) above.

                                   SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 28, 2007.

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

                   Signature                                  Date

/s/ Geoffrey T. Woolley
------------------------------                         December 28, 2007
Geoffrey T. Woolley, Chairman of the Board

/s/ Michael W. Dunn
------------------------------                         December 28, 2007
Michael W. Dunn, Director

/s/ Benjamin Jiaravanon
------------------------------                         December 28, 2007
Benjamin Jiaravanon, Director

/s/ Jasja Kotterman
------------------------------                         December 28, 2007
Jasja Kotterman, Director

/s/ Gordon J. Roth
------------------------------                         December 28, 2007
Gordon J. Roth, Director

Exhibit 3(ii)

                       SECOND AMENDED AND RESTATED BYLAWS
                                       OF
                           MACC PRIVATE EQUITIES INC.

                                    ARTICLE I
                                  STOCKHOLDERS

     Section 1. Annual Meeting.  An annual meeting of the stockholders,  for the election  of  directors  to  succeed  those  whose  terms  expire  and  for  the transaction  of such other  business as may  properly  come before the  meeting, shall be held on the fourth Tuesday of February commencing with the year 1996.

     Section 2. Special Meetings. Special meetings of the stockholders,  for any purpose or purposes  prescribed  in the notice of the meeting,  may be called by the Board of Directors or the Chairman of the Board or by vote of forty  percent
(40%)  of the  issued  and  outstanding  Common  Stock  of the  Corporation.  In addition, special meetings shall be held at such place, on such date and at such time as they or he or she shall fix.

     Section 3. Notice of Meetings.  Written notice of the place,  date and time of all  meetings of the  stockholders,  and, in case of a special  meeting,  the purpose or purposes  for which the meeting is called,  shall be given,  not less than ten (10) nor more than sixty (60) days before the date on which the meeting is to be held, to each stockholder  entitled to vote at such meeting,  except as otherwise provided herein or required by law (meaning, here and hereinafter,  as required  from  time to  time by the  Delaware  General  Corporation  Law or the
Certificate of Incorporation of the Corporation).

     When a meeting is adjourned to another place, date or time,  written notice need not be given of the adjourned  meeting if the place,  date and time thereof are  announced  at the  meeting  at which the  adjournment  is taken;  provided, however, that if the date of any adjourned meeting is more than thirty (30) days after the date for which the meeting was originally  noticed, or if a new record date is fixed for the adjourned  meeting,  written notice of the place, date and time of the  adjourned  meeting shall be given in  conformity  herewith.  At any adjourned  meeting,  any  business  may be  transacted  which  might  have  been transacted at the original meeting.

     Section 4.  Quorum.  At any meeting of the  stockholders,  the holders of a majority  of all of the  shares of the stock  entitled  to vote at the  meeting, present  in person or by proxy,  shall  constitute  a quorum  for all  purposes, unless or except to the  extent  that the  presence  of a larger  number  may be required  by law.  Where a separate  vote by a class or classes is  required,  a majority of the shares of such class or classes present in person or represented by proxy shall  constitute a quorum entitled to take action with respect to that vote on that matter.

     If a quorum shall fail to attend any  meeting,  the chairman of the meeting or the  holders of a majority  of the shares of stock  entitled  to vote who are present,  in person or by proxy, may adjourn the meeting to another place,  date or time. If a notice of any adjourned special meeting

of stockholders is sent to all  stockholders  entitled to vote thereat,  stating that it will be held with those present  constituting  a quorum,  then except as otherwise  required  by law,  those  present  at such  adjourned  meeting  shall constitute a quorum,  and all matters  shall be  determined by a majority of the votes cast at such meeting.

     Section 5. Organization. The Chairman of the Board, or such other person as the Board of Directors  may have  designated  or, in the absence of the Chairman and such other person, the chief executive officer of the Corporation or, in his or her absence, such person as may be chosen by the holders of a majority of the shares  entitled to vote who are present,  in person or by proxy,  shall call to order any meeting of the stockholders and act as chairman of the meeting. In the absence of the Secretary of the Corporation,  the secretary of the meeting shall be such person as the chairman appoints.

     Section 6. Conduct of Business. The chairman of any meeting of stockholders shall  determine  the  order  of  business  and the  procedure  at the  meeting, including such  regulation of the manner of voting and the conduct of discussion as seem to him or her in order.

     The date and time of the  opening  and the  closing  of the  polls for each matter upon which the shareholders  will vote at a meeting shall be announced at the meeting by the person presiding over the meeting.  The Board of Directors of the  Corporation  may adopt by  resolution  such rules and  regulations  for the conduct of the meeting of shareholders as it shall deem  appropriate.  Except to the extent not  inconsistent  with any such rules and  regulations as adopted by the Board of Directors,  the chairman of any meeting of shareholders  shall have the right and authority to prescribe such rules,  regulations and procedures and to do all such acts as, in the judgment of such chairman,  are  appropriate  for the proper conduct of the meeting. Such rules, regulations or procedures whether adopted by the Board of Directors or  prescribed by the chairman of the meeting, may include,  without  limitation,  the following:  (i) the  establishment of an agenda or order of  business  for the  meeting;  (ii) rules and  procedures  for maintaining  order  at the  meeting  and the  safety  of  those  present;  (iii)
limitations on attendance at or  participation in the meeting to shareholders of record of the Corporation, their duly authorized and constituted proxies or such other persons as the chairman of the meeting shall determine;  (iv) restrictions on entry to the meeting after the time fixed for the commencement  thereof;  and
(v)  limitations on the time allotted to questions or comments by  participants.
Unless and to the extent determined by the Board of Directors or the chairman of the  meeting,  meetings  of  shareholders  shall not be  required  to be held in accordance with the rules of parliamentary procedure.

     Section 7. Proxies and Voting.  At any meeting of the  stockholders,  every stockholder  entitled  to vote may vote in person or by proxy  authorized  by an instrument in writing filed in accordance with the procedure established for the meeting.

     Each stockholder  shall have one (1) vote for every share of stock entitled to vote  which  is  registered  in his or her  name on the  record  date for the meeting, except as otherwise provided herein or required by law.

     All  voting,  including  the  election of  directors  but  excepting  where otherwise required by law, may be by a voice vote; provided,  however, that upon demand  therefor by a  stockholder  entitled  to vote or by his or her proxy,  a stock vote shall be taken.  Every stock vote shall be taken

by  ballots,  each of which  shall  state the name of the  stockholder  or proxy voting  and such  other  information  as may be  required  under  the  procedure established for the meeting.  Every vote taken by ballots shall be counted by an inspector or inspectors appointed by the chairman of the meeting.

     All elections  shall be  determined  by a plurality of the votes cast,  and except as otherwise  required by law, all other matters shall be determined by a majority of the votes cast.

     Section 8. Stock List. A complete list of stockholders  entitled to vote at any meeting of  stockholders,  arranged in alphabetical  order for each class of stock and showing the address of each such  stockholder and the number of shares registered  in his or her  name,  shall be open to the  examination  of any such stockholder,  for any purpose germane to the meeting,  during ordinary  business hours for a period of at least ten (10) days prior to the  meeting,  either at a place  within the city where the  meeting is to be held,  which  place  shall be specified in the notice of the  meeting,  or if not so  specified,  at the place where the meeting is to be held.

     The stock list shall  also be kept at the place of the  meeting  during the whole time thereof and shall be open to the examination of any such  stockholder who is present.  This list shall  presumptively  determine  the  identity of the stockholders  entitled  to vote at the  meeting and the number of shares held by each of them.

     Section  9. No  Consent  of  Stockholders  in Lieu of  Meeting.  Any action required  or  permitted  to be  taken  at  any  annual  or  special  meeting  of stockholders  of the  Corporation  must be effected  at a duly called  annual or special meeting of the stockholders,  and may not be effected by written consent of the stockholders.

     Section 10. Notice of Nominations and Other Business at Annual Meetings.

          (a)  Nominations  of persons for election to the Board of Directors of the  Corporation  and the  proposal  of business  to be  considered  by the stockholders  may be made at an annual meeting of stockholders (1) pursuant to the Corporation's  notice of meeting,  (2) by or at the direction of the
     Board of  Directors  or (3) by any  stockholder  of  record  at the time of giving of the notice by the stockholders  provided for in this Section, who is  entitled  to vote at the  meeting  and who  complied  with  the  notice procedures set forth in this Section.

          (b) For nominations or other business to be properly brought before an annual meeting by a stockholder  pursuant to clause (3) of paragraph (a) of this Section,  the  stockholder  must have given timely  notice  thereof in writing to the Secretary of the Corporation.  To be timely, a stockholder's notice shall be delivered  to the  Secretary  not less than sixty (60) days nor more than ninety  (90) days prior to the date on which the  Corporation first  mailed its proxy  materials  for the prior  year's  annual  meeting;
     provided,  however,  that in the event that the date of the annual  meeting has changed  more than thirty (30) days from the prior year,  notice by the stockholder to be timely must be so delivered a reasonable  time before the date on which the Corporation  first mails its proxy materials with respect to  the  annual  meeting  at  which  such  proposal  is  to be  made.  Such stockholder's  notice  shall  set  forth  (1) as to each  person  whom  the stockholder  proposes to nominate for election or  reelection as a director all information relating to such person that is required to be disclosed in solicitations  of  proxies  for  election  of  directors,

     or is otherwise required, in each case pursuant to Regulation 14A under the
     Securities Exchange Act of 1934, as amended (the "Exchange Act") (including such person's  written  consent to being named in the proxy  statement as a nominee  and to  serving  as a director  if  elected);  (2) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business  desired to be brought before the meeting,  the reasons for  conducting  such  business  at the  meeting  and any  material interest in such business of such stockholder and the beneficial  owner, if any, on which  behalf the proposal is made;  and (3) as to the  stockholder giving the notice and the  beneficial  owner,  if any, on which  behalf the
     nomination   or  proposal  is  made  (i)  the  name  and  address  of  such stockholder,  as  they  appear  on the  Corporation's  books,  and of  such beneficial owner and (ii) the class and number of shares of the Corporation which  are  owned  beneficially  and of  record  by  such  stockholder  and beneficial owner.

          (c)  Notwithstanding  anything in the second sentence of paragraph (b)
     of this Section to the contrary,  in the event that the number of directors to be elected to the Board of Directors of the Corporation is increased and there is no public  announcement naming all of the nominees for director or specifying  the  size  of the  increased  Board  of  Directors  made by the
     Corporation  at least seventy (70) days prior to the first  anniversary  of the preceding  year's annual meeting,  a  stockholder's  notice required by this  Section  shall also be  considered  timely,  but only with respect to nominees for any new  positions  created by such  increase,  if it shall be delivered  to the  Secretary  at the  principal  executive  offices for the
     Corporation  not later than the close of business on the l0th day following the day on which such public announcement is first made by the Corporation.

          (d)  Only  such  persons  who are  nominated  in  accordance  with the procedures  set  forth  in this  Section  shall  be  eligible  to  serve as directors and only such business shall be conducted at an annual meeting of stockholders  as shall have been brought  before the meeting in  accordance with the procedures set forth in this Section.  The chairman of the meeting shall  have the power and duty to  determine  whether a  nomination  or any business  proposed to be brought  before the meeting was made in accordance with  the  procedures  set  forth  in this  Section  and,  if any  proposed nomination or business is not in compliance  with these Bylaws,  to declare that such defective proposed business or nomination shall be disregarded.

          (e) For the purposes of this Section, "public announcement" shall mean disclosure  in a press  release  reported  by the Dow Jones  News  Service,
     Associated  Press or a  comparable  national  news  service  in a  document publicly  filed  by  the  Corporation  with  the  Securities  and  Exchange
     Commission pursuant to Section 13, 14 or 15 (d) of the Exchange Act.

          (f)  Notwithstanding  the  foregoing  provisions  of this  Section,  a stockholder  shall also  comply  with all  applicable  requirements  of the
     Exchange Act and the rules and  regulations  thereunder with respect to the matters set forth in this Section.  Nothing in this Section shall be deemed to affect any rights of stockholders  to request  inclusion of proposals in the Corporation's proxy statement pursuant to Rule 14a-8 under the Exchange
     Act.

                                   ARTICLE II
                               BOARD OF DIRECTORS

     Section  1.  Number  and Term of Office.  The  number of  directors  of the
Corporation  to  constitute  the  Board of  Directors  shall be nine  (9).  Each director shall hold office until such director's  successor has been elected and has qualified,  or until such director's  death,  retirement,  disqualification, resignation  or removal.  The Board of  Directors  shall be and is divided  into three (3) classes, designated Class I, Class II and Class III. Class I directors shall  consist of three (3)  directors  who shall hold  office  until the annual meeting of the  stockholders in 1996.  Class II directors shall consist of three
(3) directors who shall hold office until the annual meeting of  stockholders in
1997.  Class III  directors  shall consist of three (3) directors who shall hold office until the annual meeting of  stockholders in 1998. Upon expiration of the terms of the office of directors as classified above,  their successors shall be elected for the term of three (3) years each. Commencing with the annual meeting in 2003, all directors whose terms expire at such annual meeting and each annual meeting  thereafter shall be elected for one (1) year terms. Each director shall hold office until the annual meeting of the  stockholders  for year in which his term  expires  and until his or her  successor  shall be  elected  and  qualify, subject, however, to prior death, resignation,  retirement,  disqualification or removal from office.

     Section 2.  Vacancies.  If the  office of any  director  becomes  vacant by reason  of death,  resignation,  disqualification,  removal  or other  cause,  a majority of the directors remaining in office,  although less than a quorum, may elect a  successor  for the  unexpired  term and until his or her  successor  is elected and qualified.

     Section 3.  Regular  Meetings.  Regular  meetings of the Board of Directors shall be held at such place or places,  on such date or dates,  and at such time or times as shall have been established by the Board of Directors and publicized among all directors. A notice of each regular meeting shall not be required.

     Section 4. Special Meetings. Special meetings of the Board of Directors may be called by one-third  (1/3) of the directors then in office (rounded up to the nearest  whole  number) or by the chairman  and shall be held at such place,  on such date and at such time as they or he or she shall fix.  Notice of the place, date and time of each such special  meeting shall be given each director by whom it is not waived by mailing  written  notice not less than five (5) days  before the meeting or by telegraphing  or telexing or by facsimile  transmission of the same not less than twenty-four  (24) hours before the meeting.  Unless otherwise indicated in the notice  thereof,  any and all business may be  transacted  at a special meeting.

     Section 5. Quorum. At any meeting of the Board of Directors,  a majority of the total number of the whole Board shall  constitute a quorum for all purposes.
If a quorum  shall fail to attend any meeting,  a majority of those  present may adjourn the meeting to another place,  date or time,  without  further notice or waiver thereof.

     Section 6.  Participation in Meetings by Conference  Telephone.  Members of
the Board of  Directors,  or of any  committee  thereof,  may  participate  in a meeting of such Board or committee by means of  conference  telephone or similar communications  equipment  by means of which all  persons  participating  in the meeting can hear each other and such participation  shall

constitute presence in person at such meeting.  However,  this Section 6 and the means of holding Board meetings  authorized  hereunder  shall not apply to Board meetings required to be held in person by the Investment Company Act of 1940, as amended.

     Section 7. Conduct of Business.  At any meeting of the Board of  Directors, business shall be transacted in such order and manner as the Board may from time to time determine, and all matters shall be determined by the vote of a majority of the directors  present,  except as otherwise  provided  herein or required by law.  Action  may be taken by the Board of  Directors  without a meeting  if all members  thereof  consent  thereto in writing,  and the writing or writings  are filed with the minutes of  proceedings of the Board of Directors.  However,  the
Board shall not take  action by consent and without a meeting if the  provisions of the Investment  Company Act of 1940, as amended,  would otherwise require the meeting to be held in person.

     Section 8. Powers. The Board of Directors may, except as otherwise required by law,  exercise  all such  powers  and do all such  acts and  things as may be exercised or done by the Corporation, including, without limiting the generality of the foregoing, the unqualified power:

          (a) To declare dividends from time to time in accordance with law;

          (b)  To  purchase  or  otherwise  acquire  any  property,   rights  or
     privileges on such terms as it shall determine;

          (c) To authorize the creation, making and issuance, in such form as it may  determine,  of  written  obligations  of  every  kind,  negotiable  or non-negotiable,  secured or  unsecured,  and to do all things  necessary in connection therewith;

          (d) To remove any officer of the  Corporation  with or without  cause, and from time to time to devolve the powers and duties of any officer  upon any other person for the time being;

          (e) To  confer  upon  any  officer  of the  Corporation  the  power to appoint, remove and suspend subordinate officers, employees and agents;

          (f) To adopt from time to time such  stock,  option,  stock  purchase, bonus or other  compensation plans for directors,  officers,  employees and agents of the Corporation and its subsidiaries as it may determine;

          (g) To adopt from time to time such  insurance,  retirement  and other benefit  plans  for  directors,  officers,  employees  and  agents  of  the
     Corporation and its subsidiaries as it may determine; and

          (h) To adopt  from time to time  regulations,  not  inconsistent  with these Bylaws, for the management of the Corporation's business and affairs.

     Section 9.  Compensation  of Directors.  Directors,  as such,  may receive, pursuant  to  resolution  of the  Board  of  Directors,  fixed  fees  and  other compensation  for their services as directors,  including,  without  limitation, their services as members of committees of the Board of Directors.

                                   ARTICLE III
                                   COMMITTEES

     Section 1. Committees of the Board of Directors. The Board of Directors, by
a vote of a  majority  of the  whole  Board,  may  from  time to time  designate committees of the Board,  with such lawfully  delegable  powers and duties as it thereby  confers,  to serve at the  pleasure  of the Board and shall,  for those committees and any others provided for herein,  elect a director or directors to serve as the member or members,  designating,  if it desire,  other directors as alternate  members  who may  replace  any absent or  disqualified  member at any meeting of the committee. Any committee so designated may exercise the power and authority  of the Board of Directors  to declare a dividend,  to  authorize  the issuance of stock or to adopt a certificate of ownership and merger  pursuant to
Section 253 of the Delaware  General  Corporation  Law if the  resolution  which designates the committee or a supplemental  resolution of the Board of Directors shall so  provide.  In the  absence  or  disqualification  of any  member of any committee and any alternate member in his or her place, the member or members of the committee present at the meeting and not disqualified  from voting,  whether or not he or she or they  constitute  a quorum,  may by  unanimous  vote appoint another  member of the Board of  Directors to act at the meeting in the place of the absent or disqualified member.

     Section 2. Conduct of Business. Each committee may determine the procedural rules for  meeting  and  conducting  its  business  and shall act in  accordance therewith,  except as  otherwise  provided  herein or required by law.  Adequate provision shall be made for notice to members of all meetings; a majority of the members shall  constitute a quorum unless the committee shall consist of one (1)
or two (2) members, in which event one (1) member shall constitute a quorum; and
all matters  shall be  determined  by a majority  vote of the  members  present.
Action may be taken by any  committee  without a meeting if all members  thereof consent  thereto in  writing,  and the  writing or  writings  are filed with the minutes of the proceedings of such committee.

                                   ARTICLE IV
                                    OFFICERS

     Section 1. Generally.  The officers of the  corporation  shall consist of a
Chairman of the Board,  a President,  an Executive Vice  President,  one or more
Vice  Presidents,  a Secretary,  a Treasurer and such other officers as may from time to time be appointed by the Board of Directors.  Officers  shall be elected by the Board of  Directors,  which  shall  consider  that  subject  at its first meeting  after every annual  meeting of  stockholders.  Each officer  shall hold office until his or her  successor is elected and  qualified or until his or her earlier  resignation  or removal.  Any number of offices may be held by the same person.

     Section 2. President. The President shall be the chief executive officer of the Corporation.  Subject to the provisions of these Bylaws and to the direction of the Board of  Directors,  he or she  shall  have the  responsibility  for the general  management  and control of the business and affairs of the  Corporation and shall perform all duties and have all powers which are commonly  incident to the office of chief  executive or which are delegated to him or her by the Board of  Directors.  He or she  shall  have  power  to sign all  stock  certificates, contracts and

other instruments of the Corporation which are authorized and shall have general supervision and direction of all of the other officers,  employees and agents of the Corporation.

     Section 3. Vice  President.  Each Vice President shall have such powers and duties as may be delegated to him or her by the Board of Directors. One (1) Vice
President  shall be  designated  by the Board to perform the duties and exercise the  powers  of  the  President  in the  event  of the  President's  absence  or disability,  provided that if there shall be only one Vice President,  that Vice
President  shall  perform the duties and exercise the powers of the President in the event of the President's absence or disability.

     Section 4.  Treasurer.  The  Treasurer  shall have the  responsibility  for maintaining  the  financial  records  of the  Corporation.  He or she shall make disbursements of the funds of the Corporation as are authorized and shall render from  time to time an  account  of all such  transactions  and of the  financial condition of the Corporation. The Treasurer shall also perform such other duties as the Board of Directors may from time to time prescribe.

     Section 5. Secretary. The Secretary shall issue all authorized notices for, and shall keep  minutes of, all  meetings of the  stockholders  and the Board of
Directors.  He or she shall have charge of the corporate books and shall perform such other duties as the Board of Directors may from time to time prescribe.

     Section 6.  Designation of Authority.  The Board of Directors may from time to time  delegate  the powers or duties of any officer to any other  officers or agents, notwithstanding any provision hereof.

     Section 7. Removal.  Any officer of the  Corporation  may be removed at any time, with or without cause, by the Board of Directors.

     Section 8. Action with Respect to Securities of Other Corporations.  Unless otherwise directed by the Board of Directors, the President or an officer of the
Corporation  authorized by the President  shall have power to vote and otherwise act on behalf of the  Corporation,  in person  or by proxy,  at any  meeting  of stockholders  of or with  respect  to any  action of  stockholders  of any other corporation  in which this  Corporation  may hold  securities  and  otherwise to exercise  any and all rights and powers  which this  Corporation  may possess by reason of its ownership of securities in such other corporation.

                                    ARTICLE V
                                      STOCK

     Section 1. Stock.

          (a) The shares of the  Corporation  may be represented by certificates signed by, or in the name of the  Corporation  by, the  President or a Vice
     President, and by the Secretary or Assistant Secretary, or the Treasurer or
     an  Assistant  Treasurer,  certifying  the number of shares owned by him or her. Any or all of the signatures on the certificate may be by facsimile.

          (b) Notwithstanding the foregoing, the Corporation may issue shares of stock in the form of uncertificated  shares. Such uncertificated  shares of stock  shall  be  credited  to a  book  entry  account  maintained  by  the
     Corporation (or its designee) on behalf of the stockholder.

          (c)  Notwithstanding  the  foregoing,  the  shares  of  stock  of  the
     Corporation shall be eligible for a Direct Registration Program operated by a clearing agency  registered under Section 17A of the Securities  Exchange
     Act of 1934, as amended.

     Section 2.  Transfers of Stock.  Transfers of stock shall be made only upon the transfer books of the Corporation kept at an office of the Corporation or by transfer agents  designated to transfer shares of the stock of the  Corporation.
Except where a certificate  is issued in accordance  with Section 4 of Article V of these Bylaws,  an outstanding  certificate  for the number of shares involved shall be  surrendered  for  cancellation  before  a new  certificate  is  issued therefor, if such shares are represented by certificates.

     Section 3. Record Date.  In order that the  Corporation  may  determine the stockholders entitled to notice of or to vote at any meeting of stockholders, or to receive  payment of any  dividend or other  distribution  or allotment of any rights or to  exercise  any  rights in  respect  of any  change,  conversion  or exchange of stock or for the purpose of any other  lawful  action,  the Board of
Directors may fix a record date, which record date shall not precede the date on which the  resolution  fixing the record date is adopted  and which  record date shall not be more than  sixty  (60) days nor less than ten (10) days  before the date of any meeting of shareholders,  nor more than sixty (60) days prior to the time for such other action as hereinbefore described; provided, however, that if no  record  date is  fixed  by the  Board  of  Directors,  the  record  date for determining  stockholders  entitled  to  notice  of or to vote at a  meeting  of stockholders shall be at the close of business on the day next preceding the day on which  notice is given or, if notice is not waived,  at the close of business on the day next  preceding  the day on which  the  meeting  is  held,  and,  for determining  stockholders  entitled to receive  payment of any dividend or other distribution  or  allotment  of  rights or to  exercise  any  rights of  change, conversion or exchange of stock or for any other purpose,  the record date shall be at the close of business on the day on which the Board of Directors  adopts a resolution relating thereto.

     A determination  of stockholders of record entitled to notice of or to vote at a meeting of  stockholders  shall apply to any  adjournment  of the  meeting;
provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

     Section  4. Lost,  Stolen or  Destroyed  Certificates.  In the event of the loss, theft or destruction of any certificate of stock, another may be issued in its place  pursuant to such  regulations as the Board of Directors may establish concerning the giving of a satisfactory bond or bonds of indemnity.

     Section 5. Regulations. The issue, transfer, conversion and registration of certificates  of stock shall be governed by such other  regulations as the Board of Directors may establish.

                                   ARTICLE VI
                                     NOTICES

     Section 1. Notices.  Except as otherwise  specifically  provided  herein or required by law, all notices required to be given to any stockholder,  director, officer,  employee  or agent  shall be in writing  and may in every  instance be effectively given by hand delivery to the recipient thereof,  by depositing such notice in the  mails,  postage  paid,  or by  sending  such  notice by  pre-paid telegram or mailgram.  Any such notice  shall be addressed to such  stockholder, director,  officer,  employee  or agent at his or her last known  address as the same  appears  on the books of the  Corporation.  The time  when such  notice is received, if hand delivered, or dispatched, if delivered through the mails or by telegram or mailgram, shall be the time of the giving of the notice.

     Section  2.  Waivers.  A  written  waiver  of  any  notice,   signed  by  a
stockholder,  director,  officer, employee or agent, whether before or after the time of the event for which notice is to be given, shall be deemed equivalent to the notice required to be given to such stockholder, director, officer, employee or agent.  Neither the business nor the purpose of any meeting need be specified in such a waiver.

                                   ARTICLE VII
                                  MISCELLANEOUS

     Section 1. Facsimile  Signatures.  In addition to the provisions for use of
facsimile  signatures  elsewhere   specifically   authorized  in  these  Bylaws,
facsimile  signatures of any officer or officers of the  Corporation may be used whenever and as authorized by the Board of Directors or a committee thereof.

     Section 2.  Corporate  Seal.  The Board of Directors may provide a suitable seal, containing the name of the Corporation,  which seal shall be in the charge of the  Secretary.  If and  when so  directed  by the  Board of  Directors  or a committee thereof,  duplicates of the seal may be kept and used by the Treasurer or by an Assistant Secretary or Assistant Treasurer.

     Section 3. Reliance upon Books,  Reports and Records.  Each director,  each member or any committee  designated by the Board of Directors,  and each officer of the  Corporation  shall,  in the  performance of his or her duties,  be fully protected in relying in good faith upon the books of account or other records of the  Corporation  and upon such  information,  opinions,  reports or  statements presented to the Corporation by any of its officers or employees,  or committees of the board of  Directors so  designated,  or by any other person as to matters which such  director or  committee  member  reasonably  believes are within such other person's  professional or expert  competence or who has been selected with reasonable care by or on behalf of the Corporation.

     Section 4.  Fiscal  Year.  The fiscal year of the  Corporation  shall be as fixed by the Board of Directors.

     Section 5. Time  Periods.  In applying any  provision of these Bylaws which requires that an act be done or not be done a specified  number of days prior to an event or that an act be

done during a period of a specified  number of days prior to an event,  calendar days shall be used,  the day of the doing of the act shall be excluded,  and the day of the event shall be included.

                                  ARTICLE VIII
                    INDEMNIFICATION OF DIRECTORS AND OFFICERS

     Section 1. Right to Indemnification. Each person who was or is made a party or is threatened  to be made a party to or is otherwise  involved in any action, suit or proceeding,  whether civil,  criminal,  administrative  or investigative
(hereinafter a  "proceeding"),  by reason of the fact that he or she is or was a director or an officer of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to an employee benefit plan (hereinafter an "indemnitee") , whether the basis of such  proceeding  is alleged  action in an  official  capacity as a director, officer, employee or agent or in any other capacity while serving as a director,  officer, employee or agent, shall be indemnified and held harmless by the  Corporation  to the  fullest  extent  authorized  by the  Delaware  General
Corporation  Law, as the same exists or may  hereafter be amended  (but,  in the case of any such amendment,  only to the extent that such amendment  permits the
Corporation  broader   indemnification   rights  than  such  law  permitted  the
Corporation to provide prior to such amendment),  against all expense, liability and loss (including attorneys' fees, judgments, fines, ERISA excise taxes and or penalties  and amounts paid in  settlement)  reasonably  incurred or suffered by such indemnitee in connection  therewith;  provided,  however,  that,  except as provided  in  Section 3 of this  Article  VIII with  respect to  proceedings  to enforce rights to  indemnification,  the  Corporation  shall  indemnify any such indemnitee in connection  with a proceeding (or part thereof)  initiated by such indemnitee only if such proceeding (or part thereof) was authorized by the Board of Directors of the Corporation.  The right of  indemnification  provided for in this Section 1 is subject to the limitation  provided in Section 7 and elsewhere in this Article VIII.

     Section 2. Right to Advancement of Expenses.  The right to  indemnification conferred in Section 1 of this  Article VIII shall  include the right to be paid by the  Corporation  the expenses  incurred in defending any such  proceeding in advance of its final  disposition  (hereinafter  an  "advancement of expenses");
provided,  however, that an advancement of expenses incurred by an indemnitee in his or her capacity as a director or officer  (and not in any other  capacity in which  service  was  or is  rendered  by  such  indemnitee,  including,  without limitation,  service to an  employee  benefit  plan) shall be made only (i) upon delivery to the Corporation of an undertaking (hereinafter an "undertaking"), by or on behalf of such  indemnitee,  to repay all  amounts so advanced if it shall ultimately  be  determined  by final  judicial  decision  from which there is no
further  right  to  appeal  (hereinafter  a  "final   adjudication")  that  such
indemnitee  is not  entitled  to be  indemnified  for such  expenses  under this section 2 or otherwise,  (ii) if the  Corporation  shall be insured  against any such advances or (iii) if a majority of a quorum of the disinterested, non-party directors  of the  Corporation,  or an  independent  legal  counsel in a written opinion,  shall  determine,  based on a review of  readily  available  facts (as opposed to a full trial-type inquiry),  that there is reason to believe that the indemnitee  ultimately will be found entitled to indemnification.  The rights to indemnification and to the advancement of expenses conferred in Sections 1 and 2 of this Article VIII shall be contract  rights and such

rights  shall  continue  as to an  indemnitee  who has ceased to be a  director, officer,  employee or agent and shall  inure to the benefit of the  indemnitee's heirs, executors and administrators.

     Section 3. Right of Indemnitee to Bring Suit. If a claim under Section 1 or
2 of this Article VIII is not paid in full by the Corporation  within sixty (60)
days after a written claim has been received by the  Corporation,  except in the case of a claim for an  advancement  of expenses,  in which case the  applicable period  shall be twenty (20) days,  the  indemnitee  may at any time  thereafter bring suit against the Corporation to recover the unpaid amount of the claim. If successful  in whole or in part in any such  suit,  or in a suit  brought by the
Corporation to recover an  advancement of expenses  pursuant to the terms of the undertaking,  the  indemnitee  shall be  entitled to be paid also the expense of prosecuting or defending such suit. In

          (a)  any  suit  brought  by the  indemnitee  to  enforce  a  right  to indemnification  hereunder  (but not in a suit brought by the indemnitee to enforce a right to an  advancement of expenses) it shall be a defense that,
     and

          (b) in any suit brought by the  Corporation  to recover an advancement of expenses pursuant to the terms of an undertaking,  the Corporation shall be entitled to recover such  expenses  upon final  adjudication  that,  the indemnitee  has not met any  applicable  standard for  indemnification  set forth in the Delaware General  Corporation Law or Section 7 of this Article
     VIII.  Neither  the  failure  of the  Corporation  (including  its Board of
     Directors,  independent  legal counsel or its  stockholders) to have made a determination  prior to the commencement of such suit that  indemnification of the indemnitee is proper in the circumstances because the indemnitee has met the  applicable  standard of conduct set forth in the Delaware  General
     Corporation  Law  and  Section  7 of  this  Article  VIII,  nor  an  actual determination  by  the  Corporation  (including  its  Board  of  Directors, independent legal counsel or its stockholders)  that the indemnitee has not met such applicable  standard of conduct,  shall create a presumption  that the indemnitee  has not met the  applicable  standard of conduct or, in the case of such a suit brought by the  indemnitee,  be a defense to such suit.
     In any suit brought by the indemnitee to enforce a right to indemnification or to an advancement of expenses  hereunder,  or brought by the Corporation to  recover  an  advancement  of  expenses  pursuant  to  the  terms  of an undertaking,  the burden of proving that the  indemnitee is not entitled to be indemnified, or to such advancement of expenses, under this Article VIII or otherwise, shall be on the corporation.

     Section 4.  Non-Exclusivity of Rights. The rights to indemnification and to the  advancement  of  expenses  conferred  in this  Article  VIII  shall  not be exclusive  of any other  right  which any person may have or  hereafter  acquire under any statute,  the  Corporation's  Certificate  of  Incorporation,  Bylaws,
agreement, vote of stockholders or disinterested directors or otherwise.

     Section 5.  Insurance.  The  Corporation  may  maintain  insurance,  at its expense, to protect itself and any director,  officer,  employee or agent of the
Corporation or another corporation,  partnership,  joint venture, trust or other
enterprise  against  any  expense,   liability  or  loss,  whether  or  not  the
Corporation  would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law; provided, however, that no insurance may be obtained for the purpose of indemnifying  any disabling conduct, as defined in Section 7 of this Article VIII.

     Section 6. Indemnification of Employees and Agents of the Corporation.  The
Corporation  may,  to the  extent  authorized  from time to time by the Board of
Directors, grant rights to indemnification and to the advancement of expenses to any employee or agent of the Corporation to the fullest extent of the provisions of this Article with respect to the  indemnification and advancement of expenses of directors and officers of the Corporation.

     Section 7.  Limitation for Disabling  Conduct.  Notwithstanding  any of the
foregoing,  the  Corporation  may not  indemnify  any director or officer of the
Corporation  against any liability to the corporation or its security holders to which  such  director  or  officer  might  otherwise  be  subject  by  reason of
"disabling conduct," as hereinafter defined.

          (a) In the case of a  director  or officer  of the  Corporation,  such determination  shall include a  determination  that the liability for which such  indemnification  is sought  did not arise by reason of such  person's disabling conduct. Such determination may be based on:

               (i) a final  decision  on the  merits  by a court or  other  body before whom the action, suit or proceeding was brought that the person to be indemnified was not liable by reason of disabling conduct, or

               (ii)  in  the   absence  of  such  a   decision,   a   reasonable
          determination,  based on a review of the facts,  that the person to be indemnified  was not  liable  by  reason  of such  person's  disabling conduct by

                    (A) the vote of  majority of a quorum of  directors  who are disinterested, non-party directors, or

                    (B) an independent legal counsel in a written opinion.

     In making such determination,  such  disinterested,  non-party directors or independent  legal  counsel,  as the case may be,  may  deem the  dismissal  for insufficiency  of evidence of any disabling  conduct of either a court action or an  administrative  proceeding  against a person to be  indemnified  to  provide reasonable  assurance  that such  person was not  liable by reason of  disabling conduct.

          (b) For the purpose of this Section:

               (i) "disabling  conduct" of a director or officer shall mean such person's willful misfeasance,  bad faith, gross negligence or reckless disregard of the duties involved in the conduct of the office;

               (ii) "disinterested, non-party director" shall mean a director of
          the  Corporation  who  is  neither  an  "interested   person"  of  the
          Corporation as defined in Section  2(a)(19) of the Investment  Company
          Act of  1940  nor a  party  to  the  action,  suit  or  proceeding  in connection with which indemnification is sought;

               (iii) "independent legal counsel" shall mean a lawyer who is not, and at least  two (2) years  prior to his  engagement  to  render  the opinion  in  question  has  not  been,

          employed or retained by the Corporation,  by any investment advisor to or the principal  underwriter  for the  Corporation,  or by any person affiliated with any of the foregoing; and

               (iv) "the Corporation" shall include any wholly-owned  subsidiary of the corporation and, in addition to the resulting Corporation,  any constituent  Corporation  (including any constituent of a constituent)
          absorbed in a consolidation or merger which, if its separate existence had  continued,  would have had power and  authority to indemnify  its directors, officers, employees or agents.

                                   ARTICLE IX
                                   AMENDMENTS

     These  Bylaws may be amended or repealed by the Board of  Directors  at any meeting or by the stockholders at any meeting.

         THE AMENDED AND RESTATED BY-LAWS WERE ADOPTED AS OF DECEMBER 12, 2007.