Form 10-Q
period 2007-12-31
MACC PRIVATE EQUITIES INC
filed 2008-02-14
CIK 923808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 2007

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

     Indicate  by check mark  whether the  registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.
See definitions of "large accelerated filer,"  "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer | |  Accelerated filer | | Non-accelerated filer|X|

                        | |  Smaller Reporting Company

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common  stock,  as of the latest  practicable  date.  At December 31, 2007,  the registrant had issued and outstanding 2,464,621 shares of common stock.

                                      Index

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 Page

                Condensed Consolidated Balance
                Sheets at December 31, 2007 (Unaudited)
                and September 30, 2007..........................................3

                Condensed Consolidated Statements of
                Operations (Unaudited) for the three months
                ended December 31, 2007 and December 31, 2006...................4

                Condensed Consolidated Statements of
                Cash Flows (Unaudited) for the three months
                ended December 31, 2007 and December 31, 2006...................5

                Notes to Unaudited Condensed Consolidated
                Financial Statements............................................6

                Consolidated Schedule of Investments (Unaudited)
                at December 31, 2007............................................9

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations .....................12

Item 3.   Quantitative and Qualitative

                Certifications..............................See Exhibits 31 and 32

PART I -- FINANCIAL INFORMATION

Item 1.           Financial Statements

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets

                                                                                   December 31,         September 30,
                                                                                       2007                 2007
                                                                                   (Unaudited)
                                                                                 -----------------     ----------------

Assets

Cash and cash equivalents                                                    $            542,743              822,295
Loans and investments in portfolio securities, at market or fair value:
   Unaffiliated companies (cost of $2,294,887 and $2,301,385)                           1,989,167            2,095,665
   Affiliated companies (cost of $12,983,403 and $13,007,879)                          11,149,353           11,595,183
   Controlled companies (cost of $3,010,356 and $3,040,043)                             2,784,419            3,014,106
Interest receivable                                                                       245,583              268,598
Other assets                                                                              181,346              212,940
                                                                             ---------------------     ----------------

         Total assets                                                        $         16,892,611           18,008,787
                                                                             =====================     ================

Liabilities and net assets

Liabilities:
     Note payable                                                            $          6,059,845            6,108,373
     Incentive fees payable                                                                29,720              252,130
     Accounts payable and other liabilities                                                51,149              127,474
                                                                             ---------------------     ----------------

         Total liabilities                                                              6,140,714            6,487,977
                                                                             ---------------------     ----------------

Net assets:
     Common stock, $.01 par value per share; authorized 10,000,000 shares;
         issued and outstanding 2,464,621 shares                                           24,646               24,646
     Additional paid-in-capital                                                        13,092,958           13,140,517
     Unrealized depreciation on investments                                           (2,365,707)          (1,644,353)
                                                                             ---------------------     ----------------

         Total net assets                                                              10,751,897           11,520,810
                                                                             ---------------------     ----------------

         Total liabilities and net assets                                    $         16,892,611           18,008,787
                                                                             =====================     ================

Net assets per share                                                         $               4.36                 4.67
                                                                             =====================     ================

See accompanying notes to unaudited condensed consolidated financial statements.

                             MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                          Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                  For the three        For the three
                                                                                  months ended         months ended
                                                                                  December 31,         December 31,
                                                                                      2007                 2006
                                                                                ------------------    ----------------
Investment income:
     Interest
         Unaffiliated companies                                              $              8,529              15,676
         Affiliated companies                                                             142,970             138,939
         Controlled companies                                                              21,511              30,539
         Other                                                                              1,731              33,887
     Dividends
         Affiliated companies                                                              85,263              35,310
                                                                             ---------------------    ----------------

             Total investment income                                                      260,004             254,351
                                                                             ---------------------    ----------------

Operating expenses:
     Interest expenses                                                                    128,115             195,610
     Management fees                                                                       66,964              85,694
     Professional fees                                                                     55,720              63,214
     Other                                                                                 56,764              54,863
                                                                             ---------------------    ----------------

               Total operating expenses                                                   307,563             399,381
                                                                             ---------------------    ----------------

             Investment expense, net                                                     (47,559)           (145,030)
                                                                             ---------------------    ----------------

Realized and unrealized (loss) gain on investments: Net realized gain on investments:
         Unaffiliated companies                                                               ---                 ---
        Net change in unrealized appreciation/depreciation investments                  (721,354)             424,024
                                                                             ---------------------    ----------------

                  Net (loss) gain on investments                                        (721,354)             424,024
                                                                             ---------------------    ----------------

                  Net change in net assets from operations                    $         (768,913)             278,994
                                                                             =====================    ================

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                               For the three        For the three
                                                                                months ended         months ended
                                                                                December 31,         December 31,
                                                                                    2007                 2006
                                                                              -----------------    -------------------

Cash flows from (used in) operating activities:
      Net change in net assets from operations                                $      (768,913)                 278,994

      Adjustments to reconcile net change in net assets from operations to net cash provided by operating activities:
           Net realized and unrealized loss (gain) on investments                        721,354             (424,024)
           Proceeds from disposition of and payments on
                loans and investments in portfolio securities                             60,661               553,695
           Purchases of loans and investments in portfolio securities                        ---              (65,000)
           Change in interest receivable                                                  23,015               251,005
           Change in other assets                                                         31,594               155,499
           Change in accrued interest, deferred incentive fees payable,
                accounts payable and other liabilities                                 (298,735)               153,266
                                                                              -----------------    -------------------

                    Net cash provided by (used in) operating activities                (231,024)               903,435

Cash flows from financing activities:
         Note repayment                                                                 (48,528)                   ---
                                                                              -----------------    -------------------

                    Net cash used in financing activities                               (48,528)                   ---
                                                                              -----------------    -------------------

                    Net (decrease) increase in cash and cash equivalents               (279,552)               903,435

Cash and cash equivalents at beginning of period                                         822,295             2,132,350
                                                                              -----------------    -------------------

Cash and cash equivalents at end of period                                    $          542,743            3,035,785
                                                                              ==================   ===================

Supplemental disclosure of cash flow information -
      Cash paid during the period for interest                                $          124,048                   ---
                                                                              = ===============    ===================

See accompanying notes to unaudited condensed consolidated financial statements.

MACC PRIVATE EQUITIES INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying  unaudited  condensed  consolidated  financial  statements include the accounts of MACC Private Equities Inc. ("MACC") and its wholly owned subsidiary MorAmerica Capital Corporation ("MorAmerica Capital") which have been prepared  in  accordance  with U.S.  generally  accepted  accounting  principles
("GAAP")  for  investment  companies.  All  material  intercompany  accounts and transactions have been eliminated in consolidation.

     The financial  statements  included herein have been prepared in accordance with GAAP for interim  financial  information and  instructions to Form 10-Q and
Article  6 of  Regulation  S-X.  The  financial  statements  should  be  read in conjunction with the consolidated financial statements and notes thereto of MACC
Private  Equities Inc. and Subsidiary as of and for the year ended September 30,
2007. The information  reflects all adjustments  consisting of normal  recurring adjustments  which are,  in the  opinion  of  management,  necessary  for a fair presentation of the results of operations for the interim  periods.  The results of the interim period reported are not  necessarily  indicative of results to be expected for the year.  The balance sheet  information  as of September 30, 2007 has been derived from the audited balance sheet as of that date.

(2)  Critical Accounting Policy

     Investments in securities that are traded in the over-the-counter market or on a stock  exchange are valued by taking the average of the close (or bid price in the case of  over-the-counter  equity  securities) for the valuation date and the preceding two days. Restricted and other securities for which quotations are not readily  available  are valued at fair value as  determined  by the Board of
Directors.  Among  the  factors  considered  in  determining  the fair  value of investments  are the  cost of the  investment;  developments,  including  recent financing  transactions,  since the  acquisition  of the  investment;  financial condition and operating results of the investee;  the long-term potential of the business of the investee;  market  interest  rates for similar debt  securities;
overall market conditions and other factors generally pertinent to the valuation of  investments.  The Board of Directors  has  considered  the current  illiquid credit market conditions,  and the risks and uncertainties associated with those conditions. These conditions have not significantly impacted the investment fair values. Because of the inherent uncertainty of valuation, those estimated values may differ  significantly  from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

(3) Financial Highlights (Unaudited)

                                                                For the three       For the three
                                                                 months ended        months ended
                                                                 December 31,        December 31,
                                                                     2007                2006
                                                                ---------------     ---------------

     Per Share Operating Performance
         (For a share of capital stock outstanding
         throughout the period):
         Net asset value, beginning of period                $            4.67                4.71
                                                                ---------------     ---------------

     Income from investment operations:
           Investment expense, net                                      (0.02)              (0.06)
           Net realized and unrealized gain
           (loss) on investment transactions                            (0.29)                0.18
                                                                ---------------     ---------------
           Total from investment operations                             (0.31)                0.12
                                                                ---------------     ---------------

     Net asset value, end of period                          $            4.36                4.83
                                                                ===============     ===============
     Closing bid price                                       $            2.75                2.03
                                                                ===============     ===============

                                                                For the three       For the three
                                                                 months ended        months ended
                                                                 December 31,        December 31,
                                                                     2007                2006
                                                                ---------------     ---------------

          Total return
          Net asset value basis                                         (6.67)  %             2.40
          Market price basis                                             12.24%          (20.70)

          Net asset value, end of period
             (in thousands)                                  $          10,752              11,897

       Ratio to weighted average net assets:
            Investment expense, net                                       0.41%             1.26
            Operating and income tax expense                              2.68%             3.46

The ratios of investment  expense,  net to average net assets,  of operating and income tax  expenses to average net assets and total return are  calculated  for common  stockholders as a class. Total return,  which reflects the annual change in net  assets,  was  calculated  using the  change in net  assets  between  the beginning  of the current  fiscal year and end of the current  year  period.  An individual common stockholders' return may vary from these returns.

(4)  Recent Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements".
This  statement  defines fair value,  establishes a framework for measuring fair value in GAAP,  and  expands  disclosures  about  fair value  measurements.  The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. MACC is evaluating the effect, if any, the adoption of SFAS 157 will have on its consolidated financial statements.

     In February  2007 the FASB issued SFAS No. 159,  "The Fair Value Option for
Financial  Assets and  Financial  Liabilities--Including  an  amendment  of FASB
Statement No. 115." This  statement  permits  entities to choose to measure many financial  instruments and certain other items to be measured at fair value. The provisions of SFAS No. 159 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. MACC is evaluating the effect, if any, the adoption of SFAS 159 will have on its consolidated financial statements.

     In June 2007, the AICPA issued  Statement of Position 07-1,  "Clarification of the  Scope  of the  Audit  and  Accounting  Guide  Investment  Companies  and
Accounting by Parent  Companies and Equity Method  Investors for  Investments in
Investment  Companies." SOP 07-1 provides  guidance for  determining  whether an entity is within the scope of the AICPA Audit and  Accounting  Guide  Investment
Companies.  Statement of Position  07-1 is effective  for  financial  statements issued for fiscal years beginning on or after December 15, 2007.

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
DECEMBER 31, 2007

Manufacturing:
                                                                                             Percent
                                                                                             of Net
Company                                      Security                                        assets        Value         Cost (d)
------------------------------------------------------------------------------------------------------------------------------------
Aviation Manufacturing Group, LLC (a)        14% debt security, due October 1, 2008                    $      616,000        616,000
  Yankton, South Dakota                      154,000 units preferred                                          154,000        154,000
     Manufacturer of flight critical parts   Membership interest                                              278,090             39
     for aircraft                            14% note, due October 1, 2008                                    89,320          89,320
                                                                                                          -----------    ------------
                                                                                                            1,137,410        859,359
                                                                                                          -----------    ------------

Central Fiber Corporation                    12% debt security, due March 31, 2009                            205,143        205,143
  Wellsville, Kansas                         12% debt security, due March 31, 2009                             53,079         53,079
     Recycles and manufactures               Warrant to purchase 273.28 common shares                             ---            ---
     cellulose fiber products                                                                             -----------    ------------
                                                                                                              258,222        258,222
                                                                                                          -----------    ------------

Detroit Tool Metal Products Co. (a)          12% debt security, due November 18, 2009                       1,371,507      1,371,507
  Lebanon, Missouri                          19,853.94 share Series A preferred (c)                           195,231        195,231
     Metal stamping                          7,887.17 common shares (c)                                       126,742        126,742
                                                                                                          -----------    ------------
                                                                                                            1,693,480      1,693,480
                                                                                                          -----------    ------------

Handy Industries, LLC (a)                    12.5% debt security, due January 8, 2008                         667,327        667,327
  Marshalltown, Iowa                         167,171 units Class B preferred (c)                              167,171        167,171
     Manufacturer of lifts for               Membership interest                                                1,357          1,357
     motorcycles, trucks and                                                                              -----------    ------------
     industrial metal products                                                                                835,855        835,855
                                                                                                          -----------    ------------

Hicklin Engineering, L.C. (a)                10% debt security, due June 30, 2008                             740,000        740,000
  Des Moines, Iowa                           Membership interest                                                  127            127
     Manufacturer of auto and truck                                                                       -----------    ------------
     transmission and brake dynamometers                                                                      740,127        740,127
                                                                                                          -----------    ------------

Kwik-Way Products, Inc. (a)                  2% debt security, due January 31, 2008 (c)                        24,317        267,254
  Marion, Iowa                               2% debt security, due January 31, 2008 (c)                        25,683        281,795
     Manufacturer of automobile              38,008 common shares (c)                                           -----        126,651
     aftermarket engine and brake            29,340 common shares (c)                                           -----         92,910
     repair machinery                                                                                     -----------    ------------
                                                                                                               50,000        768,610
                                                                                                          -----------    ------------

Linton Truss Corporation                     542.8 common shares (c)                                             ----           ----
   Delray Beach, Florida                     400 shares Series 1 preferred (c)                                440,000         40,000
     Manufacturer of residential roof and    Warrants to purchase common shares (c)                                15             15
     floor truss systems                                                                                  -----------    ------------
                                                                                                              440,015         40,015
                                                                                                          -----------    ------------

M.A. Gedney Company (a)                      648,783 shares preferred (c)                                     140,000      1,450,601
    Chaska, Minnesota                        12% debt security, due June 30, 2009                             152,000         76,000
     Pickle Processor                        Warrant to purchase 83,573 preferred shares
                                             (c)                                                                  ---            ---
                                                                                                          -----------    ------------
                                                                                                              292,000      1,526,601
                                                                                                          -----------    ------------

Magnum Systems, Inc. (a)                     12% debt security, due November 1, 2008                          574,163        574,163
  Parsons, Kansas                            48,038 common shares (c)                                          48,038         48,038
     Manufacturer of industrial bagging      292,800 shares preferred (c)                                     304,512        304,512
     equipment                               Warrant to purchase 56,529 common shares (c)                     380,565            565
                                                                                                          -----------    ------------
                                                                                                            1,307,278        927,278
                                                                                                          -----------    ------------

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED)...
DECEMBER 31, 2007

Manufacturing Continued:                                                                    Percent
                                                                                            of Net
Company                                   Security                                          assets          Value         Cost (d)
------------------------------------------------------------------------------------------------------------------------------------

Pratt-Read Corporation (a)                13,889 shares Series A Preferred (c)                         $      421,460        750,000
  Bridgeport, Connecticut                 7,718 shares Services A preferred (c)                               234,097        416,667
     Manufacturer of screwdriver shafts   13% debt security, due July 26, 2007 (c)                            250,020        277,800
     and handles and other hand tools     Warrants to purchase common shares (c)                                ----            ----
                                                                                                          -----------    ------------
                                                                                                              905,577      1,444,467
                                                                                                          -----------    ------------

Spectrum Products, LLC (b)                13% debt security, due January 1, 2008 (c)                        1,077,649      1,077,649
  Missoula, Montana                       385,000 units Series A preferred (c)                                185,000        385,000
     Manufacturer of equipment for the    Membership interest (c)                                                 351            351
     swimming pool industry               17,536.75 units Class B preferred (c)                                47,355         47,355
                                                                                                          -----------    ------------
                                                                                                            1,310,355      1,510,355
                                                                                                          -----------    ------------

Superior Holding, Inc. (a)                6% debt security, due April 1, 2010                                 780,000        780,000
    Wichita, Kansas                       Warrant to purchase 11,143 common shares (c)                              1              1
       Manufacturer of industrial and     6% debt security, due April 1, 2010                                 221,000        221,000
       commercial boilers and shower      121,457 common shares (c)                                           121,457        121,457
       doors, frames and enclosures       6% debt security, due April 1, 2010                                 256,880        256,880
                                          312,000 common shares (c)                                             3,120          3,120
                                                                                                          -----------    ------------
                                                                                                            1,382,458      1,382,458
                                                                                                          -----------    ------------

         Total manufacturing                                                                  96.29%       10,352,777     11,986,827
                                                                                            ==========    -----------    ------------

Service:

Monitronics International, Inc.           73,214 common shares (c)                                           439,284          54,703
                                                                                                          -----------    ------------
  Dallas, Texas
     Provides home security systems
     monitoring services

Morgan Ohare, Inc. (b)                    0% debt security, due January 1, 2008 (c)                        1,099,063       1,125,000
  Addison, Illinois                       10% debt security, due January 1, 2008                             375,000         375,000
     Fastener plating and heat treating   57 common shares (c)                                                     1               1
                                                                                                          -----------    ------------
                                                                                                           1,474,064       1,500,001
                                                                                                          -----------    ------------

SMWC Acquisition Co., Inc. (a)            13% debt security due September 30, 2011                           103,125         103,125
  Kansas City, Missouri                   12% debt security due September 30, 2011                           500,500         500,500
      Steel warehouse distribution and    Warrant to purchase 2,200 common shares (c)                           ----            ----
      processing                                                                                          -----------    ------------
                                                                                                             603,625         603,625
                                                                                                          -----------    ------------

Warren Family Funeral Homes, Inc.         Warrant to purchase 346.5 common shares (c)                        200,012              12
   Topeka, Kansas                                                                                         -----------    ------------
     Provider of value priced funeral
     services

         Total Service                                                                        25.27%       2,716,985       2,158,341
                                                                                            ==========    -----------    ------------
                                       10

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED)...
DECEMBER 31, 2007

Service Continued:                                                                           Percent
                                                                                              of Net
Company                                   Security                                           assets        Value         Cost (d)
------------------------------------------------------------------------------------------------------------------------------------

Technology and Communications:

Feed Management Systems, Inc. (a)         540,551 common shares (c)                                       1,327,186       1,327,186
  Brooklyn Center, Minnesota              674,309 shares Series A preferred (c)                             674,309         674,309
      Batch feed software and systems     Warrants to purchase 166,500 Series A                                 ---             ---
      and B2B internet services                                                                          -----------    ------------
                                                                                                          2,001,495       2,001,495
                                                                                                          -----------    ------------

MainStream Data, Inc. (a)                 322,763 shares Series A preferred (c)                             200,049         200,049
  Salt Lake City, Utah                                                                                    -----------    ------------
     Content delivery solutions
     provider

Phonex Broadband Corporation              1,855,302 shares Series A preferred (c)                           288,750       1,155,000
  Midvale, Utah                                                                                           -----------    ------------
     Power line communications

Portrait Displays, Inc.                   8% debt security, due April 1, 2009                                36,933          36,933
  Pleasanton, California                  8% debt security, due April 1, 2012 (c)                           325,950         750,001
    Designs and markets pivot             Warrant to purchase 39,400 common shares (c)                          ---             ---
    enabling software for LCD                                                                                362,883         786,934
    computer monitors                                                                                    -----------    ------------

Total technology and communications                                                           26.54%      2,853,177       4,143,478
                                                                                            ==========    -----------    ------------
                                                                                                       $  15,922,939      18,288,646
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
In connection  with these  safe-harbor  provisions,  MACC has  identified in its
Annual  Report to  Shareholders  for the fiscal year ended  September  30, 2007, important  factors that could cause  actual  results to differ  materially  from those contained in any  forward-looking  statement made by or on behalf of MACC, including,  without  limitation,  the  high  risk  nature  of  MACC's  portfolio investments,  the effects of general  economic  conditions  on MACC's  portfolio companies and MorAmerica Capital's ability to obtain future funding,  changes in prevailing  market interest rates, and contractions in the markets for corporate acquisitions  and initial  public  offerings.  MACC further  cautions  that such factors are not  exhaustive or exclusive.  MACC does not undertake to update any forward-looking statement which may be made from time to time by or on behalf of
MACC.

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

First Quarter Ended  December 31, 2007 Compared to First Quarter Ended  December
31, 2006

                                                                   For the three months ended
                                                                          December 31,
                                                              --------------------------------------
                                                                      2007               2006               Change
                                                              ----------------- --- ----------------     --------------

Total investment income                                       $        260,004              254,351              5,653
Net operating and income tax expense                                 (307,563)            (399,381)             91,818
                                                                  -------------     ----------------     --------------

Investment expense, net                                               (47,559)            (145,030)             97,471
                                                                  -------------     ----------------     --------------

Net change in unrealized appreciation/
     depreciation on investments and other assets                    (721,354)              424,024        (1,145,378)
                                                                  -------------     ----------------     --------------

Net (loss) gain on investments                                       (721,354)              424,024        (1,145,378)
                                                                  -------------     ----------------     --------------
                                                                                    ----------------     --------------

Net change in net assets from operations                      $      (768,913)              278,994        (1,047,907)
                                                              =================     ================     ==============

Net asset value per share:
         Beginning of period                                  $           4.67                 4.71
                                                              =================     ================

         End of period                                        $           4.36                 4.83
                                                              =================     ================

Total Investment Income

     During the current fiscal year first quarter,  total investment  income was
$260,004, an increase of $5,653, or 2%, from total investment income of $254,351 for the prior year first quarter.  In the current year first quarter as compared to the prior year first quarter,  interest income decreased $44,300, or 20%, and dividend income increased  $49,953,  or more than 100%. The decrease in interest income is the net result of repayments of principal on debt portfolio securities issued by six  portfolio  companies,  an increase  in interest  income due to an additional debt  investment from the restructure in one debt portfolio  security and an increase in interest income on one debt portfolio security which had been on non-accrual of interest  status during the prior year first quarter but which is currently  making interest  payments.  In both the current year first quarter and the prior year first  quarter,  MACC  received  a dividend  on one  existing portfolio  investment,  however the current year dividend was larger.  MACC does not  anticipate  that its  dividend  income will  continue to increase in future periods.

Net Operating Expenses

     Net  operating  expenses  for the first  quarter of the  current  year were
$307,563,  a decrease of $91,818,  or 23%, as compared to net operating expenses for the prior  year  first  quarter  of  $399,381.  Interest  expense  decreased
$67,495,  or 35%, in the current year first  quarter due to the repayment in the prior  fiscal  year  of  $10,790,000  of  borrowings  from  the  Small  Business
Administration ("SBA Debentures"). Management fees decreased $18,730, or 22%, in the current year first quarter due to the decrease in capital under  management.
Professional fees decreased $7,494, or 12%, in the current year first quarter as compared to the prior year first quarter.  Other expenses  increased  $1,901, or
3%, in the  current  year  first  quarter  as  compared  to the prior year first quarter.

Investment Expense, Net

     For the current year first quarter,  MACC recorded investment expense,  net of $47,559, as compared to investment expense,  net of $145,030 during the prior year first  quarter,  a decrease of $97,471,  or 67%. The decrease in investment expense, net is the result of the decrease in operating expenses described above and the increase in investment income described above.

Net Realized Gain on Investments

     During the current  year first  quarter  and the prior year first  quarter,
MACC  had no net  realized  gain or loss on  investments.  Management  does  not attempt to maintain a comparable  level of realized gains quarter to quarter but instead attempts to maximize total  investment  portfolio  appreciation  through realizing  gains in the  disposition of securities.  MACC's  investment  advisor earns an incentive  fee which is  calculated  as a  percentage  of the excess of
MACC's  realized  gains in a  particular  period,  over the sum of net  realized losses and  unrealized  depreciation  during the same period.  As a result,  the timing of realized gains,  realized losses and unrealized  depreciation can have an effect on the amount of the incentive fee payable to the investment advisor.

Net Change in  Unrealized  Appreciation/Depreciation  of  Investments  and Other
Assets

     Net  change  in   unrealized   appreciation/depreciation   on   investments
represents  the  change for the period in the  unrealized  appreciation,  net of unrealized  depreciation,  on MACC's  total  investment  portfolio  based on the valuation method described under "Critical Accounting Policy".

     MACC  recorded  net  change  in  unrealized   appreciation/depreciation  on
investments of ($721,354) during the current year first quarter,  as compared to
$424,024 during the prior year first quarter. This net change resulted from:

     *    Unrealized  appreciation  in the fair value of one  portfolio  company totaling  $175,869 during the current year first quarter,  as compared to  unrealized  appreciation  in the  fair  value  of  five  portfolio companies totaling $474,024 during the prior year first quarter.

     *    Unrealized  depreciation in the fair value of five portfolio companies totaling  $897,223 during the current year first quarter,  as compared to unrealized  depreciation in the fair value of one portfolio company of $50,000 during the prior year first quarter.

Net Change in Net Assets from Operations

     MACC experienced a decrease of $768,913 in net assets for the first quarter of fiscal year 2008, and the resulting net asset value per share was $4.36 as of
December 31, 2007, as compared to $4.67 as of September 30, 2007.

     The decrease in net assets  recorded  during the current year first quarter
was    primarily    the    result   of   the   net    change    in    unrealized
appreciation/depreciation on investments, as described above.

     MACC  has  eight  portfolio   investments  valued  at  cost,  has  recorded
unrealized  appreciation  on  five  portfolio  investments,   and  has  recorded
unrealized depreciation on seven portfolio investments. Quarterly valuations can be affected by a portfolio  company's  short term  performance  that  results in increases or decreases in unrealized  depreciation  and unrealized  appreciation for the  quarter.  Changes in the fair value of a portfolio  security may or may not be indicative of the long term performance of the portfolio company.

     Although  MACC  is  not  currently  making  investments  in  new  portfolio companies  (but may  periodically  make  follow-on  investments),  as previously announced, the Board of Directors has approved Eudaimonia Asset Management,  LLC
("Eudaimonia")  to serve as investment  advisor to MACC under the terms of a new
Investment Advisory Agreement (the "New Investment Advisory Agreement"). The New
Investment  Advisory  Agreement is subject to  shareholder  approval at the next
Annual Shareholders' Meeting.  Under the New Investment Advisory Agreement,  the
investment strategy of MACC going forward will be to make new equity investments in small and micro cap companies  that are qualified for  investment by business  development  companies  such as MACC.  The Board of Directors has also approved InvestAmerica  Investment Advisors, Inc.  ("InvestAmerica") to serve as investment  sub-advisor under the terms of an Investment  Subadvisory  Agreement with Eudaimonia and MACC (the  "Subadvisory  Agreement").  Under the Subadvisory
Agreement,  which is also  subject to  shareholder  approval  at the next Annual
Shareholders'  Meeting,  InvestAmerica  will continue to oversee MACC's existing portfolio  of  investments.  MACC  will  continue  to  prudently  sell  existing portfolio  company  investments  and use the resulting  proceeds to pay down the note payable, as further described below.

     The increase in total  investment  income  during the first  quarter of the current fiscal year was due to an increase in dividend income during the period, which MACC does not anticipate will continue in future periods.  MACC's interest expense and  management  fee expense both  decreased in the first quarter of the current  fiscal year as compared to the prior year first quarter  primarily as a result of the repayment of MACC's  outstanding  SBA Debentures and a decrease in assets under  management.  For the first quarter of the current fiscal year, the decrease in interest expense and management fee expense exceeded the decrease in total investment income.

     The current world tensions and the continuing conflict in Iraq increase the uncertainty  of future  performance.  Many factors such as the sub prime lending
practices,   interest  rate  declines,   economic   downturns  and  recessionary
pressures,  inflation and high commodity  prices all could have major impacts on
the  portfolio   operating   performance  and  the  ability  to  exit  portfolio
investments.

              Financial Condition, Liquidity and Capital Resources

     MACC relies upon  several  sources to fund its  operations  and  investment activities,  including  MACC's cash and money  market  accounts  and a revolving loan, as further described below.

     As of December 31,  2007,  MACC's cash and money  market  accounts  totaled
$542,743.  MorAmerica  Capital has entered into a term loan, which has a current balance of $6,059,845,  and a revolving loan  permitting  MorAmerica  Capital to borrow up to $500,000,  with Cedar Rapids Bank & Trust  Company.  As of December
31, 2007,  MACC believes that its existing cash and money market  accounts,  the revolving loan, and other anticipated cash flows will provide adequate funds for
MACC's  anticipated  cash  requirements  during  fiscal  year  2008,   including
investment activities in existing portfolio companies,  interest payments on the note payable with respect to the term loan referenced above (the "Note Payable")
and  administrative  expenses.  At the  present  time  MACC  is not  making  new investments, is prudently selling portfolio companies and is using the resulting proceeds to pay down the Note Payable.

     As previously  reported,  in December,  2007 the SBA accepted the voluntary surrender  of  MorAmerica  Capital's  license  to  operate  as a Small  Business
Investment  Company ("SBIC").  Because  MorAmerica Capital is no longer an SBIC, the Board of  Directors  has  determined  that  there is no  longer  any need to operate  MorAmerica  Capital  as a  separate  company.  Prior  to the  voluntary surrender  of its SBIC  license,  MorAmerica  Capital  existed as a wholly owned subsidiary  of MACC  primarily  in order to  comply  with SBA  regulations  that prohibited

MorAmerica Capital from holding certain assets that were held by MACC.  Further, in addition to limits  respecting MACC's  investments  imposed by the Investment
Company Act of 1940, as amended (the "1940 Act"),  MACC and  MorAmerica  Capital have  been  subject  to an order  (the  "Order")  issued by the  Securities  and
Exchange  Commission in 1995,  which modifies the application of the 1940 Act to
MACC and MorAmerica Capital and imposed certain  restrictions on the assets MACC could own as a condition to its grant of exemptive  relief under the  Securities
Exchange Act of 1934 to MorAmerica Capital.  Because the reasons MACC originally separated its assets from MorAmerica  Capital's are no longer present, and in an effort to operate going forward without the  restrictions  imposed by the Order, the Board of  Directors,  at its meeting on January  16,  2008,  authorized  the merger of MorAmerica  Capital with and into MACC, with the merger anticipated to be effective immediately following the 2008 Annual Shareholders' Meeting.

     The following table shows MACC's  significant  contractual  obligations for the  repayment  of the Note  Payable  and other  contractual  obligations  as of
December 31, 2007:

                             Payments due by period

Contractual Obligations
                                               Less
                                               than 1                          3-5          More than
                                 Total           Year         1-3 Years         Years        5 Years
                             --------------    ---------    ---------------    --------    ------------

Note Payable             $       6,059,845          ---          6,059,845         ---             ---

Incentive Fees Payable   $          29,720       29,720                ---         ---             ---

     MACC currently  anticipates that it will rely primarily on its current cash and  money  market  accounts  and its cash  flows  from  operations  to fund its
investment   activities   in  existing   portfolio   companies  and  other  cash
requirements  during fiscal year 2008. To the extent that  additional  funds are required to further MACC's  investment  strategy  following the effectiveness of the New Investment  Advisory Agreement and Subadvisory  Agreement,  the Board of
Directors  examined and approved a proposal to issue rights to acquire shares of
MACC's  Common  Stock as a means  by which  MACC  may  raise  additional  equity capital. The Board of Directors has determined to recommend this proposal to the shareholders  for  their  approval  at the 2008  Annual  Shareholders'  Meeting.
Although  management  believes these sources will provide  sufficient  funds for
MACC to  meet  its  fiscal  year  2008  investment  level  objective  and  other anticipated cash requirements, there can be no assurances that MACC's cash flows from operations or cash requirements will be as projected.

                               Portfolio Activity

     MACC's primary  business is investing in and lending to businesses  through investments in subordinated  debt (generally with detachable  equity  warrants), preferred stock and common stock.  MACC,  however,  is not currently  making new
investments.   The  total   portfolio  value  of  investments  in  publicly  and
non-publicly  traded  securities  was  $15,922,939  at  December  31,  2007  and
$16,704,954  at September 30, 2007.  During the three months ended  December 31,
2007, MACC made no follow-on investments in portfolio companies. As noted above,

MACC  intends  to  pursue  an  investment  strategy  consisting  of  new  equity investments in very small public companies,  subject to shareholder  approval of the New  Investment  Advisory  Agreement and  Subadvisory  Agreement at the next
Annual Shareholders'  Meeting, and may continue to make follow-on investments in existing portfolio companies.

     MACC frequently  co-invests  with other funds managed by MACC's  investment advisor.  When it makes any co-investment with these related funds, MACC follows certain  procedures  consistent  with  orders  of the  Securities  and  Exchange
Commission for related party  co-investments to reduce or eliminate  conflict of interest issues.  During the current year first quarter,  no co-investments with another fund managed by MACC's investment advisor were made.

                           Critical Accounting Policy

     Investments in securities that are traded in the over-the-counter market or on a stock  exchange are valued by taking the average of the close (or bid price in the case of  over-the-counter  equity  securities) for the valuation date and the preceding two days. Restricted and other securities for which quotations are not readily  available  are valued at fair value as  determined  by the Board of
Directors.  Among  the  factors  considered  in  determining  the fair  value of investments  are the  cost of the  investment;  developments,  including  recent financing transactions,  since the acquisition of the investment;  the financial condition and operating results of the investee;  the long-term potential of the business of the  investee;  market  interest  rates on similar debt  securities;
overall market conditions and other factors generally pertinent to the valuation of investments. However, because of the inherent uncertainty of valuation, those estimated values may differ  significantly  from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     MACC is subject to market  risk from  changes in market  prices of publicly traded  equity  securities  held  from  time to time  in the  MACC  consolidated investment  portfolio.  At December 31, 2007, MACC had no publicly traded equity securities in the MACC consolidated investment portfolio.

     MACC is also  subject to  financial  market  risks  from  changes in market interest rates. The Note Payable is subject to a variable  interest rate that is based on an independent  index.  Although this  independent  index is subject to changes,  the maximum  increase or decrease in the interest rate at any one time will not exceed 1.000 percentage points.  General interest rate fluctuations may therefore have a material adverse effect on MACC's net investment income.

     In addition,  in the future,  MACC may from time to time opt to draw on its revolving line of credit to fund cash requirements. These future borrowings will have a variable  interest rate based on an independent  index that is subject to changes;  however,  the maximum increase or decrease in the interest rate at any one time will not exceed 1.000 percentage points.

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

Item 4T. Controls and Procedures

         There are no items to report.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

         There are no items to report.

Item 1A. Risk Factors.

     There are no material changes to report from the risk factors  disclosed in
MACC's Annual Report on Form 10-K for the year ended September 30, 2007.

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

                                                     MACC PRIVATE EQUITIES INC.

Date:       2/14/08                                  By:      /s/David R. Schroder
     ----------------------------------                 --------------------------------------------
                                                         David R. Schroder, President

Date:       2/14/08                                  By:      /s/Robert A. Comey
     ----------------------------------                 --------------------------------------------
                                                         Robert A. Comey, Chief Financial Officer

EXHIBIT INDEX

Exhibit                Description                                                            Page
-------                -----------                                                            ----

    31.1               Section 302 Certification of David R. Schroder (CEO)                    23

    31.2               Section 302 Certification of Robert A. Comey (CFO)                      25

    32.1               Section 1350 Certification of David R. Schroder (CEO)                   27

    32.2               Section 1350 Certification of Robert A. Comey (CFO)                     28