Form 10-Q
period 2008-03-31
MACC PRIVATE EQUITIES INC
filed 2008-05-15
CIK 923808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2008
                              --------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission file number     0-24412

                           MACC Private Equities Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           42-1421406
            --------                                           ----------
(State or other jurisdiction of incorporation              (I.R.S. Employer
          or organization)                                 Identification No.)

                 580 2nd Street, Suite 102, Encinitas, CA 92024
                 ----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (760) 479-5075
                                 --------------
              (Registrant's telephone number, including area code)

            101 Second Street SE, Suite 800, Cedar Rapids, Iowa 52401
            ---------------------------------------------------------
                          (Registrant's former address)

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

Large accelerated filer | |   Accelerated filer  | |  Non-accelerated filer | |

                            Smaller Reporting Company  | |

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as defined in Rule 12b-2 of the Exchange Act).
                                                Yes   No  X

At March 31, 2008, the registrant had issued and outstanding 2,464,621 shares of common stock.

                                      Index

    PART I.     FINANCIAL INFORMATION

    Item 1.     Financial Statements                                                              Page
    -------     --------------------                                                              ----

                Condensed Consolidated Balance
                Sheets at March 31, 2008 (Unaudited)
                and September 30, 2007...........................................................3

                Condensed Consolidated  Statements of Operations (Unaudited) for
                the three months and six months ended March 31, 2008 and
                March 31, 2007....................................................................4

                Condensed Consolidated Statements of
                Cash Flows (Unaudited) for the six months
                ended March 31, 2008 and March 31, 2007...........................................5

                Notes to Unaudited Condensed Consolidated
                Financial Statements..............................................................6

                Consolidated Schedule of Investments (Unaudited)
                at March 31, 2008.................................................................9

    Item 2.     Management's Discussion and Analysis
   --------     of Financial Condition and Results of Operations .................................12

    Item 3.     Quantitative and Qualitative
    ------      Disclosure About Market Risk......................................................20

   Item 4T.     Controls and Procedures...........................................................21
   ---------

Part II.        OTHER INFORMATION.................................................................22

    Item 6.     Exhibits..........................................................................22
    -------
                Signatures........................................................................24

                Certifications............................................... See Exhibits 31 and 32

PART I -- FINANCIAL INFORMATION

Item 1.           Financial Statements

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets

                                                                                    March 31,           September 30,
                                                                                       2008                 2007
                                                                                   (Unaudited)
                                                                                 -----------------     ----------------

Assets

Cash and cash equivalents                                                    $            308,257              822,295
Loans and investments in portfolio securities, at market or fair value:
   Unaffiliated companies (cost of $2,288,257 and $2,301,385)                           1,678,111            2,095,665
   Affiliated companies (cost of $12,958,929 and $13,007,879)                          11,492,348           11,595,183
   Controlled companies (cost of $3,010,356 and $3,040,043)                             2,521,400            3,014,106
Interest receivable                                                                       298,927              268,598
Other assets                                                                              236,545              212,940
                                                                             ---------------------     ----------------

         Total assets                                                        $         16,535,588           18,008,787
                                                                             =====================     ================

Liabilities and net assets

Liabilities:
     Note payable                                                            $          6,018,064            6,108,373
     Incentive fees payable                                                                27,617              252,130
     Accounts payable and other liabilities                                               197,349              127,474
                                                                             ---------------------     ----------------

         Total liabilities                                                              6,243,030            6,487,977
                                                                             ---------------------     ----------------

Net assets:
     Common stock, $.01 par value per share; authorized 10,000,000 shares;
         issued and outstanding 2,464,621 shares                                           24,646               24,646
     Additional paid-in-capital                                                        12,833,595           13,140,517
     Unrealized depreciation on investments                                           (2,565,683)          (1,644,353)
                                                                             ---------------------     ----------------

         Total net assets                                                              10,292,558           11,520,810
                                                                             ---------------------     ----------------

         Total liabilities and net assets                                    $         16,535,588           18,008,787
                                                                             =====================     ================

Net assets per share                                                         $               4.18                 4.67
                                                                             =====================     ================

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                               For the three       For the three       For the six          For the six
                                               months ended        months ended       months ended         months ended
                                                 March 31,            March 31,         March 31,           March 31,
                                                   2008                2007              2007                  2007
                                              ----------------    ----------------   ----------------    ------------------

Investment income:
     Interest
         Unaffiliated companies            $            8,397              13,657             16,926                29,333
         Affiliated companies                         162,843             132,081            305,813               271,020
         Controlled companies                           9,479              29,361             30,990                59,900
         Other                                            538              26,682              2,269                60,569
     Dividends
         Affiliated companies                          13,035              11,138             98,298                46,448
     Other income                                           6                 ---                  6                   ---
                                           -------------------    ----------------   ----------------    ------------------

             Total investment income                  194,298             212,919            454,302               467,270
                                           -------------------    ----------------   ----------------    ------------------

Operating expenses:
     Interest expenses                                108,812             206,222            236,927               401,832
     Management fees                                   63,129              87,266            130,093               172,960
     Professional fees                                198,976              75,038            254,696               138,252
     Other                                             94,865             113,107            151,629               167,970
                                           -------------------    ----------------   ----------------    ------------------

          Total operating expenses                    465,782             481,633            773,345               881,014
                                           -------------------    ----------------   ----------------    ------------------

             Investment expense, net                (271,484)           (268,714)          (319,043)             (413,744)
                                           -------------------    ----------------   ----------------    ------------------

Realized and unrealized (loss) gain on investments and other assets:
     Net realized gain (loss) on investments:
         Unaffiliated companies                         5,493            (95,980)              5,493              (95,980)
       Net change in unrealized
       appreciation/depreciation
       on investments                               (199,976)              55,333          (921,330)               479,357
       Net change in unrealized gain
       on other assets                                  6,628              25,686              6,628                25,686
                                           -------------------    ----------------   ----------------    ------------------

     Net  (loss) gain on investments                (187,855)            (14,961)          (909,209)               409,063
                                           -------------------    ----------------   ----------------    ------------------

     Net change in net assets from
     operations                            $        (459,339)           (283,675)        (1,228,252)               (4,681)
                                           ===================    ================   ================    ==================

See accompanying notes to unaudited condensed consolidated financial statements.

                        MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                For the six          For the six
                                                                                months ended         months ended
                                                                                 March 31,            March 31,
                                                                                    2008                 2007
                                                                              -----------------    -------------------

Cash flows (used in) from operating activities:
      Net change in net assets from operations                                $    (1,228,252)                 (4,681)

      Adjustments  to reconcile net change in net assets from  operations to net cash provided by operating activities:
           Net realized and unrealized loss (gain) on investments                        915,837             (383,467)
           Net realized and unrealized gain on other assets                               15,671              (25,596)
           Proceeds from disposition of and payments on
                loans and investments in portfolio securities                             97,258               668,719
           Purchases of loans and investments in portfolio securities                        ---              (65,000)
           Change in interest receivable                                                (30,329)               213,945
           Change in other assets                                                       (39,276)               222,341
           Change in accrued interest, deferred incentive fees payable,
                accounts payable and other liabilities                                 (154,638)              (32,179)
                                                                              -----------------    -------------------
                    Net cash (used in) provided by operating activities                (423,729)               594,082

Cash flows from financing activities:
         Note repayment                                                                 (90,309)                   ---
         Debt repayment                                                                      ---           (2,000,000)
                                                                              -----------------    -------------------

                    Net cash used in financing activities                               (90,309)           (2,000,000)
                                                                              -----------------    -------------------

                    Net decrease in cash and cash equivalents                          (514,038)           (1,405,918)

Cash and cash equivalents at beginning of period                                         822,295             2,132,350
                                                                              ------------------   -------------------

Cash and cash equivalents at end of period                                    $          308,257              726,432
                                                                              =================    ===================

Supplemental disclosure of cash flow information -
      Cash paid during the period for interest                                $          228,793               369,075
                                                                              =================    ===================

See accompanying notes to unaudited condensed consolidated financial statements.

MACC PRIVATE EQUITIES INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

     The accompanying  unaudited  condensed  consolidated  financial  statements include the accounts of MACC Private Equities Inc. ("MACC") and its wholly owned subsidiary MorAmerica Capital Corporation ("MorAmerica Capital") which have been prepared  in  accordance  with U.S.  generally  accepted  accounting  principles
("GAAP")  for  investment  companies.  All  material  intercompany  accounts and transactions  have been eliminated in  consolidation.  Effective April 30, 2008,
MorAmerica Capital was merged with and into MACC (the "Merger").

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

(3) Financial Highlights (Unaudited)

                                                                 For the six         For the six
                                                                 months ended        months ended
                                                                  March 31,           March 31,
                                                                     2008                2007
                                                                ---------------     ---------------

     Per Share Operating  Performance (For a share of capital stock  outstanding throughout the period):
         Net asset value, beginning of period                $            4.67                4.71
                                                                ---------------     ---------------

     Income from investment operations:
           Investment expense, net                                      (0.13)              (0.17)
           Net realized and unrealized gain
           (loss) on investment transactions                            (0.36)                0.17
                                                                ---------------     ---------------
           Total from investment operations                             (0.49)                0.00
                                                                ---------------     ---------------

     Net asset value, end of period                          $            4.18                4.71
                                                                ===============     ===============
     Closing bid price                                       $            2.20                2.08
                                                                ===============     ===============

                                                                 For the six         For the six
                                                                 months ended        months ended
                                                                  March 31,           March 31,
                                                                     2008                2007
                                                                ---------------     ---------------

          Total return
          Net asset value basis                                        (10.66)  %           (0.04)
          Market price basis                                           (10.20)  %            16.85

          Net asset value, end of period
             (in thousands)                                  $          10,293              11,614

       Ratio to weighted average net assets:
            Investment expense, net                                       2.90%             3.57
            Operating and income tax expense                              7.03%             7.61

The ratios of investment  expense,  net to average net assets,  of operating and income tax  expenses to average net assets and total return are  calculated  for common  stockholders as a class. Total return,  which reflects the annual change in net assets,  was calculated  using the weighted  average change in net assets between the  beginning  of the current  fiscal year and end of the current  year period. An individual common stockholders' return may vary from these returns.

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

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
MARCH 31, 2008

Manufacturing:
                                                                                             Percent
                                                                                            of Net
Company                                      Security                                        assets        Value         Cost (d)
-------------------------------------------------------------------------------------------------------------------------------------

Aviation Manufacturing Group, LLC (a)        14% debt security, due October 1, 2008                    $      616,000        616,000
  Yankton, South Dakota                      154,000 units preferred                                          154,000        154,000
     Manufacturer of flight critical parts   Membership interest                                              795,559             39
     for aircraft                            14% note, due October 1, 2008                                     89,320         89,320
                                                                                                          -----------    ------------
                                                                                                            1,654,879        859,359
                                                                                                          -----------    ------------

Central Fiber Corporation                    12% debt security, due March 31, 2009                            205,143        205,143
  Wellsville, Kansas                         12% debt security, due March 31, 2009                             53,079         53,079
     Recycles and manufactures               Warrant to purchase 273.28 common shares                             ---            ---
     cellulose fiber products                                                                             -----------    -----------
                                                                                                              258,222        258,222
                                                                                                          -----------    -----------

Detroit Tool Metal Products Co. (a)          12% debt security, due November 18, 2009                       1,371,507      1,371,507
  Lebanon, Missouri                          19,853.94 share Series A preferred (c)                           195,231        195,231
     Metal stamping                          7,887.17 common shares (c)                                       126,742        126,742
                                                                                                          -----------    -----------
                                                                                                            1,693,480      1,693,480
                                                                                                          -----------    -----------

Handy Industries, LLC (a)                    12.5% debt security, due January 8, 2008                         667,327        667,327
  Marshalltown, Iowa                         167,171 units Class B preferred (c)                               68,528        167,171
     Manufacturer of lifts for               Membership interest                                                  ---          1,357
     motorcycles, trucks and                                                                             ------------   ------------
     industrial metal products                                                                                735,855        835,855
                                                                                                          -----------    -----------

Hicklin Engineering, L.C. (a)                10% debt security, due June 30, 2008                             740,000        740,000
  Des Moines, Iowa                           Membership interest                                                  127            127
     Manufacturer of auto and truck                                                                      ------------   ------------
     transmission and brake dynamometers                                                                      740,127        740,127
                                                                                                          -----------    -----------

Kwik-Way Products, Inc. (a)                  2% debt security, due January 31, 2008 (c)                             1        267,254
  Marion, Iowa                               2% debt security, due January 31, 2008 (c)                           ---        281,795
     Manufacturer of automobile              38,008 common shares (c)                                             ---        126,651
     aftermarket engine and brake            29,340 common shares (c)                                             ---         92,910
     repair machinery                                                                                     -----------   ------------
                                                                                                                    1        768,610
                                                                                                          -----------    -----------

Linton Truss Corporation                     542.8 common shares (c)                                             ----           ----
   Delray Beach, Florida                     400 shares Series 1 preferred (c)                                340,000         40,000
     Manufacturer of residential roof and    Warrants to purchase common shares (c)                                15             15
     floor truss systems                                                                                 -----------    ------------
                                                                                                              340,015         40,015
                                                                                                         ------------   ------------

M.A. Gedney Company (a)                      648,783 shares preferred (c)                                     140,000      1,450,601
    Chaska, Minnesota                        12% debt security, due June 30, 2009                             152,000         76,000
     Pickle Processor                        Warrant to purchase 83,573 preferred shares
                                             (c)                                                                  ---            ---
                                                                                                          -----------    -----------
                                                                                                              292,000      1,526,601
                                                                                                          -----------    -----------

Magnum Systems, Inc. (a)                     12% debt security, due November 1, 2008                          574,163        574,163
  Parsons, Kansas                            48,038 common shares (c)                                          48,038         48,038
     Manufacturer of industrial bagging      292,800 shares preferred (c)                                     304,512        304,512
     equipment                               Warrant to purchase 56,529 common shares (c)                     380,565            565
                                                                                                         ------------   ------------
                                                                                                            1,307,278        927,278
                                                                                                         ------------   ------------

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED)...
MARCH 31, 2008

Manufacturing Continued:                                                                    Percent
                                                                                            of Net
Company                                    Security                                         assets     Value         Cost (d)
----------------------------------------- -------------------------------------------------------------------------------------------

Pratt-Read Corporation (a)                13,889 shares Series A Preferred (c)                         $      421,460        750,000
  Bridgeport, Connecticut                 7,718 shares Services A preferred (c)                               234,097        416,667
     Manufacturer of screwdriver shafts   13% debt security, due July 26, 2007 (c)                            250,020        277,800
     and handles and other hand tools     Warrants to purchase common shares (c)                                ----            ----
                                                                                                          -----------    ------------
                                                                                                              905,577      1,444,467
                                                                                                          -----------    ------------

Spectrum Products, LLC (b)                13% debt security, due January 1, 2008 (c)                        1,077,649      1,077,649
  Missoula, Montana                       385,000 units Series A preferred (c)                                    ---        385,000
     Manufacturer of equipment for the    Membership interest (c)                                                 ---            351
     swimming pool industry               17,536.75 units Class B preferred (c)                                   ---         47,355
                                                                                                          -----------    ------------
                                                                                                            1,077,649      1,510,355
                                                                                                          -----------    ------------

Superior Holding, Inc. (a)                6% debt security, due April 1, 2010                                 780,000        780,000
    Wichita, Kansas                       Warrant to purchase 11,143 common shares (c)                              1              1
       Manufacturer of industrial and     6% debt security, due April 1, 2010                                 221,000        221,000
       commercial boilers and shower      121,457 common shares (c)                                           121,457        121,457
       doors, frames and enclosures       6% debt security, due April 1, 2010                                 256,880        256,880
                                          312,000 common shares (c)                                             3,120          3,120
                                                                                                          -----------    ------------
                                                                                                            1,382,458      1,382,458
                                                                                                          -----------    ------------
         Total manufacturing                                                                  100.92%      10,387,541     11,986,827
                                                                                            ==========    -----------    ------------

Service:

Monitronics International, Inc.           73,214 common shares (c)                                           439,284          54,703
                                                                                                          -----------    ------------
  Dallas, Texas
     Provides home security systems
     monitoring services

Morgan Ohare, Inc. (b)                    0% debt security, due January 1, 2009 (c)                        1,068,750       1,125,000
  Addison, Illinois                       10% debt security, due January 1, 2009                             375,000         375,000
     Fastener plating and heat treating   57 common shares (c)                                                     1               1
                                                                                                          -----------    ------------
                                                                                                           1,443,751       1,500,001
                                                                                                          -----------    ------------

SMWC Acquisition Co., Inc. (a)            13% debt security due September 30, 2011                            96,250          96,250
  Kansas City, Missouri                   12% debt security due September 30, 2011                           482,900         482,900
      Steel warehouse distribution and    Warrant to purchase 2,200 common shares (c)                           ----            ----
      processing                                                                                          -----------    ------------
                                                                                                             579,150         579,150
                                                                                                          -----------    ------------

Warren Family Funeral Homes, Inc.         Warrant to purchase 346.5 common shares (c)                        200,012              12
  Topeka, Kansas                                                                                         -----------    ------------
     Provider of value priced funeral
     services

         Total Service                                                                        25.87%       2,662,197       2,133,866
                                                                                            ==========    -----------    ------------

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED)...
MARCH 31, 2008

Service Continued:                                                                           Percent
                                                                                              of Net
Company                                   Security                                           assets        Value         Cost (d)
----------------------------------------- ------------------------------------------------- ---------- -- ----------- -- ------------

Technology and Communications:

Feed Management Systems, Inc. (a)         540,551 common shares (c)                                       1,327,186       1,327,186
  Brooklyn Center, Minnesota              674,309 shares Series A preferred (c)                             674,309         674,309
      Batch feed software and systems     Warrants to purchase 166,500 Series A                                 ---             ---
      and BEB internet services           preferred (c)
                                                                                                          -----------    ------------
                                                                                                          2,001,495       2,001,495
                                                                                                          -----------    ------------

MainStream Data, Inc. (a)                 322,763 shares Series A preferred (c)                             200,049         200,049
  Salt Lake City, Utah                                                                                   -----------    ------------
    Content delivery solutions
     provider

Phonex Broadband Corporation              1,855,302 shares Series A preferred (c)                            34,323       1,155,000
  Midvale, Utah                                                                                           -----------    ------------
     Power line communications

Portrait Displays, Inc.                   8% debt security, due April 1, 2009                                30,304          30,304
  Pleasanton, California                  8% debt security, due April 1, 2012 (c)                           375,950         750,001
    Designs and markets pivot             Warrant to purchase 39,400 common shares (c)                          ---             ---
    enabling software for LCD
    computer monitors                                                                                     -----------    ------------
                                                                                                            406,254         780,305
                                                                                                          -----------    ------------

Total technology and communications                                                           25.67%       2,642,121       4,136,849
                                                                                            ==========    -----------    ------------
                                                                                                       $   15,691,859      18,257,542
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

     Second Quarter Ended March 31, 2008 Compared to Second Quarter
     Ended March 31, 2007

                                                                   For the three months ended
                                                                            March 31,
                                                              --------------------------------------
                                                                      2008               2007               Change
                                                              --------------------------------------     --------------

Total investment income                                       $        194,298              212,919           (18,621)
Net operating and income tax expense                                 (465,782)            (481,633)             15,851
                                                                  -------------     ----------------     --------------

Investment expense, net                                              (271,484)            (268,714)            (2,770)
                                                                  -------------     ----------------     --------------

Net realized gain (loss) on investments                                  5,493             (95,980)            101,473
Net change in unrealized appreciation/
     depreciation on investments and other assets                    (199,976)               55,333          (255,309)
Net change in unrealized gain on other assets                            6,628               25,686           (19,058)
                                                                  -------------     ----------------     --------------

Net loss on investments                                              (187,855)             (14,961)          (172,894)
                                                                  -------------     ----------------     --------------

Net change in net assets from operations                      $      (459,339)            (283,675)          (175,664)
                                                              =================     ================     ==============
Net asset value per share:
         Beginning of period                                  $           4.36                 4.71
                                                              =================     ================
         End of period                                        $           4.18                 4.71
                                                              =================     ================

Total Investment Income

     During the current fiscal year second quarter,  total investment income was
$194,298, a decrease of $18,621, or 9%, from total investment income of $212,919 for the prior  year  second  quarter.  In the  current  year  second  quarter as compared to the prior year second quarter, interest income decreased $20,524, or
10%, and dividend  income  increased  $1,897,  or more than 17%. The decrease in interest  income  is the net  result  of (i)  repayments  of  principal  on debt portfolio securities issued to us by four portfolio companies,  (ii) an increase in interest  income due to an additional debt investment from the restructure in one debt portfolio  security,  (iii) an increase in interest  income on one debt portfolio  security which had been on non-accrual of interest  status during the prior year second quarter but which is currently making interest  payments,  and
(iv) a decrease in interest income on one debt portfolio security which has been placed on non-accrual of interest  status.  In the current year second  quarter,
MACC received a dividend on one existing  portfolio  investment,  as compared to dividend  income  received in the prior year second  quarter  from two  existing portfolio  investments,  however the current year dividend was larger. MACC does not  anticipate  that its  dividend  income will  continue to increase in future periods.

Net Operating Expenses

     Net  operating  expenses  for the second  quarter of the current  year were
$465,782, a decrease of 15,851, or 3%, as compared to net operating expenses for the prior year second quarter of $481,633.  Interest expense decreased  $97,410, or 47%, in the current  year second  quarter due to the  repayment  in the prior fiscal year of $10,790,000 of borrowings (the "SBA  Debentures")  from the Small
Business Administration  ("SBA").  Management fees decreased $24,137, or 28%, in the current year second quarter due to the decrease in capital under management.
Professional  fees  increased  $123,938,  or 165%,  in the  current  year second quarter as compared to the prior year second quarter due to expenses  related to changes in the investment advisory structure,  the Merger and the exploration of capital  raising  options.  Other  expenses  decreased  $18,242,  or 16%, in the current year second  quarter as compared to the prior year second  quarter.  The decrease  in other  expenses  is  primarily  the net  result  of a  decrease  in prepayment  penalties  incurred on the repayment of the borrowings  from the SBA during the prior year second quarter, a decrease in administrative  expenses due to the  timing  of  payments,  and  an  increase  in  expenses  associated  with compliance with the Security and Exchange Commission regulations.

Investment Expense, Net

     For the current year second quarter,  MACC recorded investment expense, net of $271,484, as compared to investment expense, net of $268,714 during the prior year second  quarter,  an increase of $2,770,  or 1%. The increase in investment expense,  net is the result of the decrease in investment income described above and the decrease in operating expenses described above.

Net Realized Gain on Investments

     During the current year second quarter,  MACC recorded net realized gain on investments  of $5,493,  as compared  with net realized loss on  investments  of
$95,980  during the prior year second  quarter.  Management  does not attempt to maintain a  comparable  level of realized  gains  quarter to quarter but instead attempts to maximize total investment  portfolio  appreciation through realizing gains in the disposition of securities. Under the Investment Advisory Agreements
(the  "InvestAmerica  Advisory  Agreements")  between  MACC  and its  investment adviser, InvestAmerica Investment Advisors, Inc. ("InvestAmerica"),  and between
MorAmerica and InvestAmerica, both of which were in effect through and after the second  quarter of fiscal 2008,  InvestAmerica  earned an incentive fee which is calculated  as a  percentage  of  the  excess  of  MACC's  realized  gains  in a
particular  period,   over  the  sum  of  net  realized  losses  and  unrealized depreciation  during the same period. As a result, the timing of realized gains, realized losses and unrealized  depreciation can have an effect on the amount of the  incentive fee payable to  InvestAmerica  under the  InvestAmerica  Advisory
Agreements.

     As reported elsewhere, effective April 29, 2008, the InvestAmerica Advisory
Agreements  were  terminated  and  MACC  entered  into  an  Investment  Advisory
Agreement (the "EAM Advisory  Agreement") with Eudaimonia Asset Management,  LLC
("EAM"), and MACC, EAM and InvestAmerica entered into an Investment  Subadvisory
Agreement (the "Subadvisory  Agreement").  Under the EAM Advisory Agreement, EAM
will earn an incentive  fee which is calculated as a percentage of the excess of
MACC's  realized  gains in a  particular  period,  over the sum of net  realized losses and unrealized  depreciation  during the same period.  Under the terms of the  Subadvisory  Agreement,  a portion of such incentive fee will be payable to
InvestAmerica  with  respect  to the  portion  of MACC's  portfolio  managed  by
InvestAmerica.

Net Change in Unrealized Appreciation/Depreciation of Investments and Other Assets

     Net  change  in   unrealized   appreciation/depreciation   on   investments
represents  the  change for the period in the  unrealized  appreciation,  net of unrealized  depreciation,  on MACC's  total  investment  portfolio  based on the valuation method described under "Critical Accounting Policy".

     MACC  recorded  net  change  in  unrealized   appreciation/depreciation  on
investments of ($199,976) during the current year second quarter, as compared to
$55,333 during the prior year second quarter. This net change resulted from:

         *    Unrealized  appreciation  in  the  fair  value  of  two  portfolio
              companies   totaling  $567,469  during  the  current  year  second
              quarter, as compared to unrealized  appreciation in the fair value of two portfolio companies totaling $655,333 during the prior year second quarter.

         *    Unrealized  depreciation  in  the  fair  value  of  six  portfolio
              companies   totaling  $767,445  during  the  current  year  second
              quarter, as compared to unrealized  depreciation in the fair value of four  portfolio  companies  of  $600,000  during the prior year second quarter.

Net Change in Net Assets from Operations

     MACC  experienced  a  decrease  of  $459,339  in net  assets for the second quarter of fiscal  year 2008,  and the  resulting  net asset value per share was
$4.18 as of March 31, 2008, as compared to $4.67 as of September 30, 2007.

     The decrease in net assets  recorded during the current year second quarter was the result of the investment  expense,  net and the net change in unrealized appreciation/depreciation on investments, as described above.

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

     Although  MACC  is  not  currently  making  investments  in  new  portfolio companies  (but may  periodically  make  follow-on  investments),  as previously announced,  both the Board of Directors and the  shareholders  have approved (i)
EAM to serve as investment adviser to MACC under the EAM Advisory Agreement, and
(ii)  InvestAmerica  to  serve  as  subadviser  to  MACC under  the  Subadvisory
Agreement.  Under the EAM Advisory  Agreement,  the investment  strategy of MACC going  forward  will be to make new  equity  investments  in small and micro cap companies which qualify for investment by business  development  companies under the 1940 Act. Under the Subadvisory  Agreement,  InvestAmerica  will continue to oversee MACC's  existing  portfolio of investments  (the "Existing  Portfolio").
MACC will continue to prudently sell Existing Portfolio  investments and use the resulting proceeds to pay down the note payable, as further described below. The ability  to exit the  Existing  Portfolio  investments  is  affected  by company performance and external  factors  unrelated to the portfolio  companies.  These factors include sub prime lending,  credit contraction,  inflationary pressures, high commodity  prices,  recessional  pressures,  a slowing  economy and current world tensions.

   Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

                                                                    For the six months ended
                                                                            March 31,
                                                              --------------------------------------
                                                                      2008               2007               Change
                                                              ----------------- --- ----------------     --------------

Total investment income                                       $        454,302              467,270           (12,968)
Net operating and income tax expense                                 (773,345)            (881,014)            107,669
                                                                  -------------     ----------------     --------------

Investment expense, net                                              (319,043)            (413,744)             94,701
                                                                  -------------     ----------------     --------------

Net realized (loss) gain on investments                                  5,493             (95,980)            101,473
Net change in unrealized appreciation/
     depreciation on investments and other assets                    (921,330)              479,357        (1,400,687)
Net change in unrealized loss on other assets                            6,628               25,686           (19,058)
                                                                  -------------     ----------------     --------------

Net gain (loss) on investments                                       (909,209)              409,063        (1,318,272)
                                                                  -------------     ----------------     --------------
Net change in net assets from operations                      $    (1,228,252)              (4,681)        (1,223,571)
                                                              =================     ================     ==============
Net asset value per share:
         Beginning of period                                  $           4.67                 4.71
                                                              =================     ================
         End of period                                        $           4.18                 4.71
                                                              =================     ================

Total Investment Income

     During the current fiscal year six-month  period,  total investment  income was  $454,302,  a decrease of $12,968,  or 3%, from total  investment  income of
$467,270 for the prior year  six-month  period.  In the current  year  six-month period as compared to the prior year six-month period, interest income decreased
$64,824,  or 15%, and dividend income increased $51,850 or 112%. The decrease in interest  income  is the net  result  of (i)  repayments  of  principal  on debt portfolio securities issued to us by six portfolio  companies,  (ii) an increase in interest  income due to an additional debt investment from the restructure of one debt portfolio  security,  (iii) an increase in interest  income on one debt portfolio  security which had been on non-accrual of interest  status during the prior year six-month period but which is currently making interest payments, and
(iv) a decrease in interest income on one debt portfolio security which has been placed on  non-accrual  of interest  status.  In both the current year six-month period and the prior year  six-month  period,  MACC  received  dividends  on two existing portfolio investments, however the current year dividends were larger.

Net Operating Expenses

     Net operating  expenses for the  six-month  period of the current year were
$773,345, a decrease of $107,669,  or 12%, as compared to net operating expenses for the prior year  six-month  period of $881,014.  Interest  expense  decreased
$164,905,  or 41%, in the current year six-month  period due to the repayment in the prior fiscal year of the SBA Debentures.  Management fees decreased $42,867, or 25%,  in the current  year  six-month  period due to the  decrease in capital under management.  Professional fees increased $116,444,  or 84%, in the current year  six-month  period  due to expense  related  to  changes in the  investment advisory  structure,  the Merger and the exploration of capital raising options.
Other expenses decreased  $16,341,  or

10%,  in the  current  year  six-month  period as  compared  to the  prior  year six-month  period.  The  decrease in other  expenses is the net result of (i) an increase in prepayment  penalties  incurred on the  repayment of the  borrowings from the SBA  during the  current  year  six-month  period,  (ii) a decrease  in administrative  expenses  due to  timing  of  payments,  (iii)  an  increase  in directors and officers  insurance,  (iv) a decrease in director's fees resulting from a reduction in the size of MACC's Board of  Directors,  and (v) an increase in expenses associated with compliance with the 1940 Act.

Investment Expense, Net

     For the current year six-month period,  MACC recorded  investment  expense, net of $319,043,  as compared to investment expense,  net of $413,744 during the prior year  six-month  period,  a decrease of $94,701,  or 23%.  The decrease in investment  expense,  net is the result of the  decrease in  operating  expenses described above, partially offset by the decrease in investment income described above.

Net Realized Gain on Investments

     During the current year six-month  period,  MACC recorded net realized gain on investments  of $5,493,  as compared with net realized loss on investments of
$95,980 during the prior year six-month  period.  Management does not attempt to maintain a  comparable  level of realized  gains  quarter to quarter but instead attempts to maximize total investment  portfolio  appreciation through realizing gains  in the  disposition  of  securities.  Under  the  InvestAmerica  Advisory
Agreements,  InvestAmerica  earned an  incentive  fee which is  calculated  as a percentage of the excess of MACC's realized gains in a particular  period,  over the sum of net  realized  losses  and  unrealized  depreciation  during the same period.  As a  result,  the  timing  of  realized  gains,  realized  losses  and unrealized  depreciation  can have an effect on the amount of the  incentive fee payable to InvestAmerica under the InvestAmerica Advisory Agreements.  Under the
EAM Advisory Agreement,  EAM will earn an incentive fee which is calculated as a percentage of the excess of MACC's realized gains in a particular  period,  over the sum of net  realized  losses  and  unrealized  depreciation  during the same period.  Under  the  terms  of the  Subadvisory  Agreement,  a  portion  of such incentive  fee will be payable to  InvestAmerica  with respect to the portion of
MACC's portfolio managed by InvestAmerica.

Net Change in Unrealized Appreciation/Depreciation of Investments and Other Assets

     Net  change  in   unrealized   appreciation/depreciation   on   investments
represents  the  change for the period in the  unrealized  appreciation,  net of unrealized  depreciation,  on MACC's  total  investment  portfolio  based on the valuation method described under "Critical Accounting Policy".

     MACC  recorded  net  change  in  unrealized   appreciation/depreciation  on
investments of ($921,330)  during the current year six-month period, as compared to $479,357  during the prior year six-month  period.  This net change  resulted from:

         *    Unrealized  appreciation  in  the  fair  value  of  two  portfolio companies  totaling  $743,338  during the current  year  six-month period,  as compared to unrealized  appreciation in the fair value of six portfolio  companies  totaling  $1,129,357 during the prior year six-month period.

         *    Unrealized  depreciation  in the fair  value  of  eight  portfolio companies of $1,664,668  during the current year six-month period, as compared to unrealized  depreciation  in the fair value of four portfolio  companies of $650,000  during the prior year  six-month period.

     The net  change in  unrealized  gain on other  assets of $6,628  during the current  year  six-month  period was recorded  with respect to other  securities which are classified as other assets,  as compared to a net change in unrealized gain on other assets of $25,686 during the prior year six-month period.

              Financial Condition, Liquidity and Capital Resources

         MACC relies upon several  sources to fund its operations and investment activities,  including  MACC's cash and money  market  accounts  and a revolving loan, as further described below.

     As of March  31,  2008,  MACC's  cash and  money  market  accounts  totaled
$308,257. As reported elsewhere,  MorAmerica Capital had entered into (i) a term loan to refinance  the SBA  Debentures,  which was subsumed by MACC on April 30,
2008, as a result of the Merger,  and which has a current  balance of $6,018,064
(the "Note Payable"),  and (ii) a revolving loan permitting  MorAmerica  Capital
(now MACC) to borrow up to $500,000,  with Cedar Rapids Bank & Trust Company. As of March 31,  2008,  MACC  believes  that its  existing  cash and  money  market accounts,  the revolving  loan,  and other  anticipated  cash flows will provide adequate funds for MACC's anticipated cash requirements during fiscal year 2008, including  follow on  investments  respecting the Existing  Portfolio,  interest payments on the Note Payable and  administrative  expenses.  With respect to the
Existing Portfolio,  MACC is not making new investments,  is prudently disposing of Existing Portfolio assets and is using the resulting proceeds to pay down the
Note Payable. MACC anticipates  commencing its new investment strategy under the
EAM Advisory Agreement when it raises additional capital.

     The following table shows MACC's  significant  contractual  obligations for the repayment of the Note Payable and other contractual  obligations as of March
31, 2008:

                             Payments due by period

Contractual Obligations
                                                               Less
                                                               than 1                          3-5          More than
                                                 Total           Year         1-3 Years         Years        5 Years
                                             --------------    ---------    ---------------    --------    ------------
Note Payable                             $       6,018,064          ---          6,018,064         ---             ---

Incentive Fees Payable                   $          27,617       27,617                ---         ---             ---

     MACC currently  anticipates that it will rely primarily on its current cash and  money  market  accounts  and its cash  flows  from  operations  to fund its investment  activities  in the Existing  Portfolio  and other cash  requirements during fiscal year 2008. With respect to MACC's  investment  strategy  following the effectiveness of the EAM Advisory  Agreement,  the Board of Directors sought and  received  approval by the  shareholders  for a proposal to issue  rights to acquire  shares  of  MACC's  Common  Stock as a means by  which  MACC may  raise additional  equity  capital.  Although  management  believes  these sources will provide  sufficient funds for MACC to meet its fiscal year 2008 investment level objective and other  anticipated cash  requirements,  there can be no assurances that  MACC's  cash  flows  from  operations  or  cash  requirements  will  be as projected.

                               Portfolio Activity

     With respect to the Existing Portfolio,  MACC has invested in and lended to businesses  through  investments in subordinated debt (generally with detachable equity  warrants),  preferred  stock and common  stock.  MACC,  however,  is not currently  making new  investments.  The total portfolio value of investments in publicly and  non-publicly  traded  securities was $15,691,859 at March 31, 2008 and  $16,704,954 at September 30, 2007.  During the three months ended March 31,
2008, MACC made no follow-on investments in portfolio companies. As noted above,
MACC  intends  to  pursue  an  investment  strategy  consisting  of  new  equity investments in very small public  companies,  and may continue to make follow-on investments in its Existing Portfolio.

     With respect to the Existing  Portfolio,  MACC  frequently  co-invests with other funds managed by InvestAmerica. When it makes any co-investment with these related funds,  MACC follows  certain  procedures  consistent with orders of the
Securities and Exchange  Commission ("SEC") for related party  co-investments to reduce or eliminate  conflict of interest issues.  During the current year first quarter, no co-investments with another fund managed by InvestAmerica were made.

                           Critical Accounting Policy

     Investments in securities that are traded in the over-the-counter market or on a stock  exchange are valued by taking the average of the close (or bid price in the case of  over-the-

counter  equity  securities)  for the valuation date and the preceding two days.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     MACC is subject to market  risk from  changes in market  prices of publicly traded  equity  securities  held  from  time to time  in the  MACC  consolidated investment  portfolio.  At March 31, 2008,  MACC had no publicly  traded  equity securities in the MACC consolidated investment portfolio.

     MACC is also  subject to  financial  market  risks  from  changes in market interest rates. The Note Payable is subject to a variable  interest rate that is based on an independent  index.  Although this  independent  index is subject to change,  the maximum  increase or decrease in the interest  rate at any one time may not exceed 1.000 percentage  points.  General interest rate fluctuations may therefore have a material adverse effect on MACC's net investment income.

     In addition,  in the future,  MACC may from time to time opt to draw on its revolving line of credit to fund cash requirements. These future borrowings will have a variable  interest rate based on an independent  index that is subject to change;  however,  the maximum  increase or decrease in the interest rate at any one time will not exceed 1.000 percentage points.

Item 4T. Controls and Procedures

     As of the end of the period covered by this report, in accordance with Item
307 of Regulation S-K promulgated  under the Securities Act of 1933, as amended, the Chief Executive Officer and Chief Financial Officer of MACC (the "Certifying
Officers")  have  conducted   evaluations  of  MACC's  disclosure  controls  and
procedures.  As defined under Sections 13a-15(e) and 15d-15(e) of the Securities
Exchange Act of 1934,  as amended (the  "Exchange  Act"),  the term  "disclosure controls and procedures"  means controls and other  procedures of an issuer that are designed to ensure that  information  required to be disclosed by the issuer in the reports  that it files or submits  under the  Exchange  Act is  recorded, processed,  summarized  and reported,  within the time periods  specified in the
SEC's rules and forms.  Disclosure  controls  and  procedures  include,  without limitation, controls and procedures designed to ensure that information required to be disclosed  by an issuer in the reports that it files or submits  under the
Exchange  Act  is  accumulated  and  communicated  to the  issuer's  management, including its principal  executive  officer or officers and principal  financial officer or officers, or persons performing similar functions,  as appropriate to allow timely decisions  regarding required  disclosure.  The Certifying Officers have reviewed MACC's disclosure  controls and procedures and have concluded that those  disclosure  controls and  procedures are effective as of the date of this
Quarterly   Report  on  Form  10-Q.  In  compliance  with  Section  302  of  the
Sarbanes-Oxley  Act of 2002 (18 U.S.C.  1350),  each of the Certifying  Officers executed an Officer's  Certification  included in this Quarterly  Report on Form
10-Q.

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

Item 6. Exhibits.

     The following exhibits are filed with this Quarterly Report on Form 10-Q:

       10.1    Investment  Advisory  Agreement dated April 29, 2008 between MACC
               Private  Equities  Inc.  and  Eudaimonia  Asset  Management,  LLC
               (incorporated  by reference to Exhibit 10.1 of Report on Form 8-K filed May 1, 2008).
       10.2    Investment  Subadvisory Agreement dated April 29, 2008 among MACC
               Private  Equities  Inc.,  Eudaimonia  Asset  Management,  LLC and
               InvestAmerica   Investment   Advisors,   Inc.   (incorporated  by
               reference  to  Exhibit  10.2 of  Report  on Form 8-K filed May 1,
               2008).
       10.3    Business Loan Agreement dated August 30, 2007 between  MorAmerica
               Capital Corporation and Cedar Rapids Bank and Trust (incorporated by  reference  to  Exhibit  10(i).1  to  Report on Form 8-K filed
               September 6, 2007).
       10.4    Omnibus  Amendment  Consent and Waiver dated as of April 29, 2008 among MACC Private Equities Inc.,  MorAmerica Capital Corporation
               and Cedar  Rapids Bank and Trust  (incorporated  by  reference to
               Exhibit 10.3 to Report on Form 8-K filed May 1, 2008).
       10.5    Promissory Note dated August 30, 2007 made by MorAmerica  Capital
               Corporation in favor of Cedar Rapids Bank and Trust (incorporated by  reference  to  Exhibit  10(i).5  to  Report on Form 8-K filed
               September 30, 2007).

       10.6    Promissory Note dated August 30, 2007 made by MorAmerica  Capital
               Corporation in favor of Cedar Rapids Bank and Trust (incorporated by  reference  to  Exhibit  10(i).6  to  Report on Form 8-K filed
               September 30, 2007).
       31.1    Section 302 Certification of Travis Prentice (CEO)
       31.2    Section 302 Certification of Derek Gaertner (CFO)
       32.1    Section 1350 Certification of Travis Prentice (CEO)
       32.2    Section 1350 Certification of Derek Gaertner (CFO)

                                   SIGNATURES

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MACC PRIVATE EQUITIES INC.

Date:       5/8/08                         By:      /s/Travis Prentice
     ---------------------------------        ----------------------------------------------
                                                    Travis Prentice, President and CEO

Date:       5/8/08                         By:      /s/Derek Gaertner
     ---------------------------------        ----------------------------------------------
                                                    Derek Gaertner, Chief Financial Officer

EXHIBIT INDEX

Exhibit                Description
-------                -----------

       10.1    Investment  Advisory  Agreement dated April 29, 2008 between MACC
               Private  Equities  Inc.  and  Eudaimonia  Asset  Management,  LLC
               (incorporated  by reference to Exhibit 10.1 of Report on Form 8-K filed May 1, 2008).
       10.2    Investment  Subadvisory Agreement dated April 29, 2008 among MACC
               Private  Equities  Inc.,  Eudaimonia  Asset  Management,  LLC and
               InvestAmerica   Investment   Advisors,   Inc.   (incorporated  by
               reference  to  Exhibit  10.2 of  Report  on Form 8-K filed May 1,
               2008).
       10.3    Business Loan Agreement dated August 30, 2007 between  MorAmerica
               Capital Corporation and Cedar Rapids Bank and Trust (incorporated by  reference  to  Exhibit  10(i).1  to  Report on Form 8-K filed
               September 6, 2007).
       10.4    Omnibus  Amendment  Consent and Waiver dated as of April 29, 2008 among MACC Private Equities Inc.,  MorAmerica Capital Corporation
               and Cedar  Rapids Bank and Trust  (incorporated  by  reference to
               Exhibit 10.3 to Report on Form 8-K filed May 1, 2008).
       10.5    Promissory Note dated August 30, 2007 made by MorAmerica  Capital
               Corporation in favor of Cedar Rapids Bank and Trust (incorporated by  reference  to  Exhibit  10(i).5  to  Report on Form 8-K filed
               September 30, 2007).
       10.6    Promissory Note dated August 30, 2007 made by MorAmerica  Capital
               Corporation in favor of Cedar Rapids Bank and Trust (incorporated by  reference  to  Exhibit  10(i).6  to  Report on Form 8-K filed
               September 30, 2007).
       31.1    Section 302 Certification of Travis Prentice (CEO)
       31.2    Section 302 Certification of Derek Gaertner (CFO)
       32.1    Section 1350 Certification of Travis Prentice (CEO)
       32.2    Section 1350 Certification of Derek Gaertner (CFO)

