Form 10-Q
period 2008-06-30
MACC PRIVATE EQUITIES INC
filed 2008-08-13
CIK 923808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark one)

     |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
          ACT OF 1934

                  For the quarterly period ended June 30, 2008

     [ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
          EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number 0-24412

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
                                   (Zip Code)

                                 (760) 479-5075
              (Registrant's telephone number, including area code)

        -----------------------------------------------------------------
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

Large accelerated filer [ ]           Accelerated filer [ ]
Non-accelerated filer [X]             Smaller Reporting Company [ ]

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

At June 30, 2008, the registrant had issued and outstanding  2,464,621 shares of common stock.

                                      Index

    PART I.     FINANCIAL INFORMATION

Item 1.         Financial Statements                                        Page

                Condensed Consolidated Balance
                Sheets at June 30, 2008 (Unaudited)
                and September 30,
                2007.......................................................    2

                Condensed Consolidated  Statements of
                Operations (Unaudited) for the three months
                and nine months ended June 30, 2008 and
                June 30, 2007..............................................    3

                Condensed Consolidated Statements of
                Cash Flows (Unaudited) for the nine months
                ended June 30, 2008 and June 30, 2007......................    4

                Notes to Unaudited Condensed Consolidated
                Financial Statements.......................................    5

                Consolidated Schedule of Investments (Unaudited)
                at June 30, 2008...........................................    8

Item 2.         Management's Discussion and Analysis
                of Financial Condition and Results of Operations ..........   11

Item 3.         Quantitative and Qualitative
                Disclosure About Market Risk...............................   16

Item 4T.        Controls and Procedures....................................   17

Part II.        OTHER INFORMATION..........................................

Item 1.         Legal Proceedings..........................................   17

Item 1A.        Risk Factors...............................................   17

Item 2.         Unregistered Sales of Equity Securities and Use of

                Signatures.................................................
                Certifications............................See Exhibits 31 and 32

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets

                                                                                     June 30,           September 30,
                                                                                       2008                 2007
                                                                                   (Unaudited)
                                                                                 -----------------     ----------------

Assets

Cash and cash equivalents                                                    $            345,967              822,295
Loans and investments in portfolio securities, at market or fair value:
   Unaffiliated companies (cost of $2,281,494 and $2,301,385)                           1,637,026            2,095,665
   Affiliated companies (cost of $12,270,802 and $13,007,879)                          10,804,221           11,595,183
   Controlled companies (cost of $2,979,106 and $3,040,043)                             2,490,150            3,014,106
Interest receivable                                                                       312,237              268,598
Other assets                                                                              301,630              212,940
                                                                             ---------------------     ----------------

         Total assets                                                        $         15,891,231           18,008,787
                                                                             =====================     ================

Liabilities and net assets

Liabilities:
     Note payable                                                            $          4,855,661            6,108,373
     Incentive fees payable                                                                23,061              252,130
     Accounts payable and other liabilities                                               189,014              127,474
                                                                             ---------------------     ----------------

         Total liabilities                                                              5,067,736            6,487,977
                                                                             ---------------------     ----------------

Net assets:
     Common stock, $.01 par value per share; authorized 10,000,000 shares;
         issued and outstanding 2,464,621 shares                                           24,646               24,646
     Additional paid-in-capital                                                        13,398,854           13,140,517
     Unrealized depreciation on investments                                           (2,600,005)          (1,644,353)
                                                                             ---------------------     ----------------

         Total net assets                                                              10,823,495           11,520,810
                                                                             ---------------------     ----------------

         Total liabilities and net assets                                    $         15,891,231           18,008,787
                                                                             =====================     ================

Net assets per share                                                         $               4.39                 4.67
                                                                             =====================     ================

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                               For the three       For the three      For the nine         For the nine
                                               months ended        months ended       months ended         months ended
                                                 June 30,             June 30,          June 30,             June 30,
                                                   2008                2007               2008                 2007
                                              ----------------    ----------------   ----------------    ------------------

Investment income:
     Interest
         Unaffiliated companies            $            8,263              12,394             25,189                41,727
         Affiliated companies                         101,248             144,720            407,061               415,740
         Controlled companies                           8,952              29,129             39,942                89,029
         Other                                             72              13,495              2,341                74,064
     Dividends
         Affiliated companies                         163,326              53,414            261,624                99,862
     Other income                                         ---                 ---                  6                   ---
                                           -------------------    ----------------   ----------------    ------------------

             Total investment income                  281,861             253,152            736,163               720,422
                                           -- ----------------    ----------------   ----------------    ------------------

Operating expenses:
     Interest expenses                                 93,377             158,695            330,304               560,527
     Management fees                                   75,107              78,159            205,200               251,119
     Professional fees                                 99,263              26,830            353,959               165,082
     Other                                             94,274              66,908            245,903               234,878
                                           -------------------    ----------------   ----------------    ------------------

          Total operating expenses                    362,021             330,592          1,135,366             1,211,606
                                           -------------------    ----------------   ----------------    ------------------

             Investment expense, net                 (80,160)            (77,440)          (399,203)             (491,184)
                                           -------------------    ----------------   ----------------    ------------------

Realized and unrealized gain (loss) on
investments and other assets:
     Net realized gain on investments:
         Unaffiliated companies                       101,616             309,357            107,109               213,377
         Affiliated companies                         584,431                 ---            584,431                   ---
       Net change in unrealized
       appreciation/depreciation
       on investments                                (34,322)             270,950          (955,652)               750,307
       Net change in unrealized gain
       on other assets                               (40,628)            (25,686)           (34,000)                   ---
                                           -------------------    ----------------   ----------------    ------------------

     Net gain (loss) on investments                   611,097             554,621          (298,112)               963,684
                                           -------------------    ----------------   ----------------    ------------------

     Net change in net assets from
     operations                            $          530,937             477,181          (697,315)               472,500
                                           ===================    ================   ================    ==================

See accompanying notes to unaudited condensed consolidated financial statements.

                    MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                For the nine         For the nine
                                                                                months ended         months ended
                                                                                  June 30,             June 30,
                                                                                    2008                 2007
                                                                              -----------------    -------------------

Cash flows (used in) from operating activities:
      Net change in net assets from operations                                $      (697,315)                 472,500

      Adjustments  to reconcile net change in net assets from  operations to net cash provided by operating activities:
           Net realized and unrealized loss (gain) on investments                        264,112             (750,307)
           Net realized and unrealized loss (gain) on other assets                        34,000             (213,377)
           Proceeds from disposition of and payments on
                loans and investments in portfolio securities                          1,561,445             1,052,031
           Purchases of loans and investments in portfolio securities                   (52,000)              (65,000)
           Change in interest receivable                                                (43,639)               160,663
           Change in other assets                                                      (122,690)               894,105
           Change in accrued interest, deferred incentive fees payable,
                accounts payable and other liabilities                                 (167,529)               118,958
                                                                              ------------------   -------------------

                    Net cash provided by operating activities                            776,384             1,669,573

Cash flows from financing activities:
         Note repayment                                                              (1,252,712)                   ---
         Debt repayment                                                                      ---           (2,000,000)
                                                                              ------------------   -------------------

                    Net cash used in financing activities                            (1,252,712)           (2,000,000)
                                                                              ------------------   -------------------

                    Net decrease in cash and cash equivalents                          (476,328)             (330,427)

Cash and cash equivalents at beginning of period                                         822,295             2,132,350
                                                                              ------------------    ------------------

Cash and cash equivalents at end of period                                    $          345,967             1,801,923
                                                                              ==================    ==================

Supplemental disclosure of cash flow information -
      Cash paid during the period for interest                                $          318,103               369,075
                                                                              ==================    ==================

Supplemental disclosure of noncash investing and
        Financing information -
      Assets received in exchange of securities                               $              ---                84,000
                                                                              ==================    ==================

See accompanying notes to unaudited condensed consolidated financial statements.

MACC PRIVATE EQUITIES INC.
Notes to Unaudited Condensed Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying  unaudited  condensed  consolidated  financial  statements include the accounts of MACC Private  Equities  Inc.  ("MACC," "we" or "us") and
our  wholly-owned   subsidiary   MorAmerica  Capital  Corporation   ("MorAmerica
Capital")  which have been prepared in accordance with U.S.  generally  accepted
accounting   principles   ("GAAP")  for  investment   companies.   All  material
intercompany  accounts and transactions  have been eliminated in  consolidation.
Effective April 30, 2008,  MorAmerica Capital was merged with and into MACC (the
"Merger").  As a result  of the  Merger,  MACC  has  assumed  all of  MorAmerica
Capital's  assets  and  liabilities.   Because  MorAmerica  was  a  wholly-owned
subsidiary  of MACC  prior  to the  Merger,  the  Merger  had no  impact  on the consolidated financial statements.

     The financial  statements  included herein have been prepared in accordance with GAAP for interim  financial  information and  instructions to Form 10-Q and
Article  6 of  Regulation  S-X.  The  financial  statements  should  be  read in conjunction with the consolidated financial statements and notes thereto of MACC
Private  Equities  Inc.  and  MorAmerica  Capital  as of and for the year  ended
September  30, 2007.  The  information  reflects all  adjustments  consisting of normal recurring adjustments which are, in the opinion of management,  necessary for a fair  presentation  of the results of operations for the interim  periods.
The results of the interim  period  reported are not  necessarily  indicative of results  to be  expected  for the year.  The  balance  sheet  information  as of
September  30, 2007 has been derived from the audited  balance  sheet as of that date.

(2)  Critical Accounting Policy

     Investments in securities that are traded in on a stock exchange are valued based on the  last  quoted  sale  price  on the  valuation  date (or if no sales occurred on the valuation date, the closing bid price on that date).  Securities traded on the over-the-counter  market are valued by taking the bid price on the valuation  date.  Restricted and other  securities for which  quotations are not readily  available  are  valued  at fair  value as  determined  by our  Board of
Directors.  Among  the  factors  considered  in  determining  the fair  value of investments  are the  cost of the  investment;  developments,  including  recent financing  transactions,  since the  acquisition  of the  investment;  financial condition and operating results of the investee;  the long-term potential of the business of the investee;  market  interest  rates for similar debt  securities;
overall market conditions and other factors generally pertinent to the valuation of investments. However, because of the inherent uncertainty of valuation, those estimated values may differ  significantly  from the values that would have been used had a ready market for the securities existed, and the differences could be material.

     In the valuation process,  we use financial  information  received monthly, quarterly, and annually from our portfolio companies which includes both audited and  unaudited  financial  statements.  This  information  is used to  determine financial condition, performance, and valuation of the portfolio investments.

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

MACC PRIVATE EQUITIES INC.
Notes to Unaudited Condensed Consolidated Financial Statements
________________________________________________________________________________

(3)  Financial Highlights (Unaudited)

                                                                 For the nine        For the nine
                                                                 months ended        months ended
                                                                June 30, 2008       June 30, 2007
                                                                ---------------     ---------------

     Per Share Operating  Performance (For a share of capital stock  outstanding throughout the period):
         Net asset value, beginning of period                $            4.67                4.71
                                                                ---------------     ---------------

     Income from investment operations:
           Investment expense, net                                      (0.16)              (0.19)
           Net realized and unrealized gain
           (loss) on investment transactions                            (0.12)                0.39
                                                                ---------------     ---------------
           Total from investment operations                             (0.28)                0.20
                                                                ---------------     ---------------

     Net asset value, end of period                          $            4.39                4.91
                                                                ===============     ===============
     Closing bid price                                       $            2.15                2.30
                                                                ===============     ===============

                                                                 For the nine        For the nine
                                                                 months ended        months ended
                                                                June 30, 2008       June 30, 2007
                                                                ---------------     ---------------

          Total return
          Net asset value basis                                         (6.05)  %             4.07
          Market price basis                                           (12.24)  %            29.21

          Net asset value, end of period
             (in thousands)                                  $          10,823              12,091

       Ratio to weighted average net assets:
            Investment expense, net                                       3.68%             4.23
            Operating and income tax expense                             10.48%            10.42

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

(4)  Recent Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements".
This  statement  defines fair value,  establishes a framework for measuring fair value in GAAP,  and  expands  disclosures  about  fair value  measurements.  The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. We are evaluating the effect,  if any, the adoption of SFAS 157 will have on our consolidated financial statements.

     In February  2007 the FASB issued SFAS No. 159,  "The Fair Value Option for
Financial  Assets and  Financial  Liabilities--Including  an  amendment  of FASB
Statement No. 115." This  statement  permits  entities to choose to measure many financial  instruments and certain other items to be measured at fair value. The provisions of SFAS No. 159 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. We are evaluating the effect,  if any, the adoption of SFAS 159 will have on our consolidated financial statements.

     In June 2007, the AICPA issued  Statement of Position 07-1,  "Clarification of the  Scope  of the  Audit  and  Accounting  Guide  Investment  Companies  and
Accounting by Parent  Companies and Equity Method  Investors for  Investments in
Investment  Companies." SOP 07-1 provides  guidance for  determining  whether an entity is within the scope of the AICPA Audit and  Accounting  Guide  Investment
Companies.  Statement of Position  07-1 is effective  for  financial  statements issued  for  fiscal  years  beginning  on or after  December  15,  2007.  We are evaluating  the  effect,  if any,  the  adoption  of SOP 07-1  will  have on our consolidated financial statements.

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
JUNE 30, 2008

Manufacturing:
                                                                                             Percent
                                                                                            of Net
Company                                      Security                                        assets        Value         Cost (d)
-------------------------------------------- ---------------------------------------------------------------------------------------

Aviation Manufacturing Group, LLC (a)        14% debt security, due October 1, 2008                 $      616,000        616,000
  Yankton, South Dakota                      154,000 units preferred                                       154,000        154,000
     Manufacturer of flight critical parts   Membership interest                                           795,559             39
     for aircraft                            14% note, due October 1, 2008                                  89,320         89,320
                                                                                                       -----------    ------------
                                                                                                         1,654,879        859,359
                                                                                                       -----------    ------------

Central Fiber Corporation                    12% debt security, due March 31, 2009                         205,143        205,143
  Wellsville, Kansas                         12% debt security, due March 31, 2009                          53,079         53,079
     Recycles and manufactures               Warrant to purchase 273.28 common shares                          ---            ---
     cellulose fiber products                                                                          -----------    ------------
                                                                                                           258,222        258,222
                                                                                                       -----------    ------------

Detroit Tool Metal Products Co. (a)          12% debt security, due November 18, 2009                    1,371,507      1,371,507
  Lebanon, Missouri                          19,853.94 share Series A preferred (c)                        195,231        195,231
     Metal stamping                          7,887.17 common shares (c)                                    126,742        126,742
                                                                                                       -----------    ------------
                                                                                                         1,693,480      1,693,480
                                                                                                       -----------    ------------

Handy Industries, LLC (a)                    12.5% debt security, due January 8, 2008                      667,327        667,327
  Marshalltown, Iowa                         167,171 units Class B preferred (c)                            68,528        167,171
     Manufacturer of lifts for               Membership interest                                               ---          1,357
     motorcycles, trucks and                                                                           -----------    ------------
     industrial metal products                                                                             735,855        835,855
                                                                                                       -----------    ------------

Kwik-Way Products, Inc. (a)                  2% debt security, due January 31, 2008 (c)                          1        267,254
  Marion, Iowa                               2% debt security, due January 31, 2008 (c)                        ---        281,795
     Manufacturer of automobile              38,008 common shares (c)                                          ---        126,651
     aftermarket engine and brake            29,340 common shares (c)                                          ---         92,910
     Repair machinery                                                                                  -----------    ------------
                                                                                                                 1        768,610
                                                                                                       -----------    ------------

Linton Truss Corporation                     542.8 common shares (c)                                          ----           ----
   Delray Beach, Florida                     400 shares Series 1 preferred (c)                             340,000         40,000
     Manufacturer of residential roof and    Warrants to purchase common shares (c)                             15             15
     floor truss systems                                                                               -----------    ------------
                                                                                                           340,015         40,015
                                                                                                       -----------    ------------

M.A. Gedney Company (a)                      648,783 shares preferred (c)                                  140,000      1,450,601
    Chaska, Minnesota                        12% debt security, due June 30, 2009                          152,000         76,000
     Pickle Processor                        Warrant to purchase 83,573 preferred shares (c)                   ---            ---
                                                                                                       -----------    ------------
                                                                                                           292,000      1,526,601
                                                                                                       -----------    ------------

Magnum Systems, Inc. (a)                     12% debt security, due November 1, 2008                       574,163        574,163
  Parsons, Kansas                            48,038 common shares (c)                                       48,038         48,038
     Manufacturer of industrial bagging      292,800 shares preferred (c)                                  304,512        304,512
     equipment                               Warrant to purchase 56,529 common shares (c)                 380,565             565
                                                                                                       -----------    ------------
                                                                                                         1,307,278        927,278
                                                                                                       -----------    ------------

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED)...
JUNE 30, 2008

Manufacturing Continued:                  Security                                          Percent
                                                                                            of Net
Company                                                                                     assets         Value         Cost (d)
------------------------------------------------------------------------------------------------------------------------------------

Pratt-Read Corporation (a)                13,889 shares Series A Preferred (c)                      $      421,460        750,000
  Bridgeport, Connecticut                 7,718 shares Services A preferred (c)                            234,097        416,667
     Manufacturer of screwdriver shafts   13% debt security, due July 26, 2007 (c)                         250,020        277,800
     and handles and other hand tools     Warrants to purchase common shares (c)                             ----            ----
                                                                                                       -----------    ------------
                                                                                                           905,577      1,444,467
                                                                                                       -----------    ------------

Spectrum Products, LLC (b)                13% debt security, due January 1, 2008 (c)                     1,077,649      1,077,649
  Missoula, Montana                       385,000 units Series A preferred (c)                                 ---        385,000
      Manufacturer of equipment for the   Membership interest (c)                                              ---            351
     swimming pool industry               17,536.75 units Class B preferred (c)                                ---         47,355
                                                                                                       -----------    ------------
                                                                                                         1,077,649      1,510,355
                                                                                                       -----------    ------------

Superior Holding, Inc. (a)                6% debt security, due April 1, 2010                              780,000        780,000
    Wichita, Kansas                       Warrant to purchase 11,143 common shares (c)                           1              1
       Manufacturer of industrial and     6% debt security, due April 1, 2010                              221,000        221,000
       commercial boilers and shower      121,457 common shares (c)                                        121,457        121,457
       doors, frames and enclosures       6% debt security, due April 1, 2010                              308,880        308,880
                                          312,000 common shares (c)                                          3,120          3,120
                                                                                                       -----------    ------------
                                                                                                         1,434,458      1,434,458
                                                                                                       -----------    ------------

         Total manufacturing                                                                89.61%       9,699,414     11,298,700
                                                                                          ==========   -----------    ------------

Service:

Monitronics International, Inc.           73,214 common shares (c)                                         439,284         54,703
Dallas, Texas                                                                                          -----------    ------------
     Provides home security systems
     monitoring services

Morgan Ohare, Inc. (b)                    0% debt security, due January 1, 2009 (c)                      1,068,750      1,125,000
  Addison, Illinois                       10% debt security, due January 1, 2009                           343,750        343,750
     Fastener plating and heat treating   57 common shares (c)                                                   1              1
                                                                                                        ----------    ------------
                                                                                                         1,412,501      1,468,751
                                                                                                        ----------    ------------

SMWC Acquisition Co., Inc. (a)            13% debt security due September 30, 2011                          96,250         96,250
  Kansas City, Missouri                   12% debt security due September 30, 2011                         482,900        482,900
      Steel warehouse distribution and    Warrant to purchase 2,200 common shares (c)                         ----           ----
      processing                                                                                        ----------    ------------
                                                                                                           579,150        579,150
                                                                                                        ----------    ------------

Warren Family Funeral Homes, Inc.         Warrant to purchase 346.5 common shares (c)                      200,012             12
  Topeka, Kansas                                                                                        ----------    ------------
     Provider of value priced funeral
     services

         Total Service                                                                        24.31%     2,630,947      2,102,616
                                                                                            ==========  ----------    -----------

MACC PRIVATE EQUITIES INC. AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED)...
JUNE 30, 2008

Service Continued:                                                                           Percent
                                                                                              of Net
Company                                   Security                                           assets        Value         Cost (d)
------------------------------------------------------------------------------------------------------------------------------------

Technology and Communications:

Feed Management Systems, Inc. (a)         540,551 common shares (c)                                      1,327,186       1,327,186
  Brooklyn Center, Minnesota              674,309 shares Series A preferred (c)                            674,309         674,309
      Batch feed software and systems                                                                   ----------     ------------
      and B2B internet services                                                                          2,001,495       2,001,495
                                                                                                        ----------     ------------

MainStream Data, Inc. (a)                 322,763 shares Series A preferred (c)                            200,049         200,049
  Salt Lake City, Utah                                                                                  ----------     ------------
     Content delivery solutions
     provider

Phonex Broadband Corporation              1,855,302 shares Series A preferred (c)                                1       1,155,000
                                                                                                        -----------    ------------
  Midvale, Utah
     Power line communications

Portrait Displays, Inc.                   8% debt security, due April 1, 2009                               23,541          23,541
  Pleasanton, California                  8% debt security, due April 1, 2012 (c)                          375,950         750,001
    Designs and markets pivot                                                                           ----------     -----------
    enabling software for LCD                                                                              399,491         773,542
    computer monitors                                                                                   ----------     -----------

Total technology and communications                                                           24.03%     2,601,036       4,130,086
                                                                                            ==========  ----------     -----------

                                                                                                       $14,931,397      17,531,402
                                                                                                        ==========      ==========

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

                              Results of Operations

     Our investment  income includes  income from interest,  dividends and fees.
Investment  expense,  net represents total investment income minus net operating expenses.  The main  objective of portfolio  company  investments  is to achieve capital appreciation and realized gains in the portfolio. These gains and losses are not included in investment expense, net.

 Third Quarter Ended June 30, 2008 Compared to Third Quarter Ended June 30, 2007

                                                                   For the three months ended
                                                                            June 30,
                                                              --------------------------------------
                                                                      2008               2007                Change
                                                              --------------------------------------     --------------

Total investment income                                       $        281,861              253,152             28,709
Net operating and income tax expense                                 (362,021)            (330,592)           (31,429)
                                                                  -------------     ----------------     --------------

Investment expense, net                                               (80,160)             (77,440)            (2,720)
                                                                  -------------     ----------------     --------------

Net realized gain on investments                                       686,047              309,357            376,690
Net change in unrealized appreciation/
     depreciation on investments and other assets                     (34,322)              270,950          (305,272)
Net change in unrealized loss on other assets                         (40,628)             (25,686)           (14,942)
                                                                  -------------     ----------------     --------------

Net gain on investments                                                611,097              554,621             56,476
                                                                  -------------     ----------------     --------------

Net change in net assets from operations                      $        530,937              477,181             53,756
                                                              =================     ================     ==============
Net asset value per share:
         Beginning of period                                  $           4.18                 4.71
                                                              =================     ================
         End of period                                        $           4.39                 4.91
                                                              =================     ================

Total Investment Income

     During the current fiscal year third quarter,  total investment  income was
$281,861,  an increase  of  $28,709,  or 11%,  from total  investment  income of
$253,152 for the prior year third quarter.  In the current year third quarter as compared to the prior year third quarter,  interest income decreased $81,203, or
41%, and dividend income increased  $109,912,  or 206%. The decrease in interest income is the net  result  of (i)  repayments  of  principal  on debt  portfolio securities  issued  to us by  four  portfolio  companies,  (ii) an  increase  in interest income due to an additional debt investment from the restructure in one debt portfolio  security,  and (iii) a decrease in interest income on three debt portfolio  securities  which have been placed on non-accrual of interest status.
In the  current  year third  quarter,  we

received  dividends  on two  existing  portfolio  investments,  as  compared  to dividend  income  received in the prior year third  quarter from three  existing portfolio investments, however the current year dividends were larger. We do not anticipate that our dividend income will continue to increase in future periods.

Net Operating Expenses

     Net  operating  expenses  for the third  quarter of the  current  year were
$362,021,  an increase of $31,429, or 10%, as compared to net operating expenses for the prior  year  third  quarter  of  $330,592.  Interest  expense  decreased
$65,318,  or 41%, in the current year third  quarter due to the repayment in the prior fiscal year of $10,790,000 of borrowings (the "SBA  Debentures")  from the
Small Business  Administration.  Management fees decreased $3,052, or 4%, in the current  year third  quarter due to the  decrease in capital  under  management.
Professional fees increased $72,433,  or 270%, in the current year third quarter as compared to the prior year third  quarter due to expenses  related to changes in the investment advisory structure,  the Merger and the exploration of capital raising options.  Other expenses increased $27,366,  or 41%, in the current year third quarter as compared to the prior year third quarter. The increase in other expenses is  primarily  the result of an increase  in expenses  associated  with compliance with the Security and Exchange Commission ("SEC") regulations.

Investment Expense, Net

     For the current year third quarter, we recorded investment expense,  net of
$80,160, as compared to investment expense, net of $77,440 during the prior year third quarter, an increase of $2,720, or 4%. The increase in investment expense, net is the result of the decrease in investment  income  described above and the increase in operating expenses described above.

Net Realized Gain on Investments

     During the current year third  quarter,  we recorded  net realized  gain on investments  of $686,047,  as compared with net realized gain on  investments of
$309,357  during the prior year third  quarter.  Management  does not attempt to maintain a  comparable  level of realized  gains  quarter to quarter but instead attempts to maximize total investment  portfolio  appreciation through realizing gains in the disposition of securities. Under the Investment Advisory Agreements between us and our investment adviser,  InvestAmerica  Investment Advisors, Inc.
("InvestAmerica"),  and between  MorAmerica  and  InvestAmerica  (together,  the
"InvestAmerica  Advisory  Agreements"),  both of which  were in effect  prior to their termination during the third quarter of fiscal 2008,  InvestAmerica earned an incentive fee  calculated as a percentage of the excess of our realized gains in a  particular  period,  over the sum of net  realized  losses and  unrealized depreciation  during the same period. As a result, the timing of realized gains, realized losses and unrealized  depreciation can have an effect on the amount of the  incentive fee payable to  InvestAmerica  under the  InvestAmerica  Advisory
Agreements.

     Effective  April 29,  2008,  the  InvestAmerica  Advisory  Agreements  were terminated  and we  entered  into an  Investment  Advisory  Agreement  (the "EAM
Advisory  Agreement") with Eudaimonia Asset Management,  LLC ("EAM").  Under the
EAM Advisory  Agreement,  EAM earns an incentive  fee which is  calculated  as a percentage of the excess of our realized gains in a particular period,  over the sum of net realized losses and unrealized  depreciation  during the same period.
As a result,  the timing of  realized  gains,  realized  losses  and  unrealized depreciation  can have an effect on the amount of the  incentive  fee payable to
EAM under the EAM Advisory Agreement.

     Also  effective  April 29, 2008, we entered into an Investment  Subadvisory
Agreement (the "Subadvisory Agreement") with EAM and InvestAmerica,  pursuant to which  InvestAmerica  will continue to manage our portfolio of investments which existed  on the  effective  date of the  Subadvisory  Agreement  (the  "Existing
Portfolio").   Under  the  terms  of  the   Subadvisory   Agreement,   EAM  pays
InvestAmerica  an incentive fee based on a portion of the incentive fees paid to
EAM by us  under  the  EAM  Advisory  Agreement  attributable  to  the  Existing
Portfolio.

Net Change in  Unrealized  Appreciation/Depreciation  of  Investments  and Other
Assets

     Net  change  in   unrealized   appreciation/depreciation   on   investments
represents  the  change for the period in the  unrealized  appreciation,  net of unrealized  depreciation,  on  our  total  investment  portfolio  based  on  the valuation method described under "Critical Accounting Policy."

     We  recorded  net  change  in   unrealized   appreciation/depreciation   on
investments of ($34,322)  during the current year third quarter,  as compared to
$270,950 during the prior year third quarter. This net change resulted from:

     •   No unrealized  appreciation  during the current year third quarter,  as compared to unrealized  appreciation in the fair value of two portfolio companies totaling $466,300 during the prior year third quarter.

     •   Unrealized  depreciation in the fair value of one portfolio  company of
         $34,322  during the  current  year third  quarter,  as  compared  to no unrealized depreciation during the prior year third quarter.

     •   No reversal of  unrealized  appreciation  during the current year third quarter,  as compared to the  reversal of  unrealized  appreciation  of
         $195,350 in one portfolio company during the prior year third quarter.

Net Change in Net Assets from Operations

     We  experienced an increase of $530,937 in net assets for the third quarter of fiscal year 2008, and the resulting net asset value per share was $4.39 as of
June 30, 2008,  as compared to $4.67 as of September  30, 2007.  The increase in net assets  recorded during the current year third quarter was the result of the net realized gain on investments, as described above.

     We have six portfolio  investments valued at cost, has recorded  unrealized
appreciation  on  five  portfolio  investments,   and  has  recorded  unrealized
depreciation  on  eight  portfolio  investments.  Quarterly  valuations  can  be affected  by a  portfolio  company's  short  term  performance  that  results in increases or decreases in unrealized  depreciation  and unrealized  appreciation for the  quarter.  Changes in the fair value of a portfolio  security may or may not be indicative of the long term performance of the portfolio company.

     Although we are not currently making investments in new portfolio companies
(but  may  periodically  make  follow-on   investments  in  Existing   Portfolio
companies),  as previously  announced,  our  investment  strategy  under the EAM
Advisory  Agreement going forward is to make new equity investments in small-cap and micro-cap  companies  which qualify for  investment by business  development companies  ("BDCs")  under the  Investment  Company Act of 1940, as amended (the
"1940 Act").  Under the Subadvisory  Agreement,  InvestAmerica  will continue to oversee the Existing  Portfolio.  We will  continue to prudently  sell  Existing
Portfolio  investments  and use the  resulting  proceeds  to pay  down  the Note
Payable,  as further described below. The ability to exit the Existing Portfolio investments is affected by company performance and external factors unrelated to the  portfolio  companies.  These  factors  include  sub prime  lending,  credit
contraction,   inflationary  pressures,   high  commodity  prices,   recessional
pressures, a slowing economy and current world tensions.

   Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007

                                                                    For the nine months ended
                                                                            June 30,
                                                              --------------------------------------
                                                                      2008               2007                Change
                                                              --------------------------------------     --------------

Total investment income                                       $        736,163              720,422             15,741
Net operating and income tax expense                               (1,135,366)          (1,211,606)             76,240
                                                                  -------------     ----------------     --------------

Investment expense, net                                              (399,203)            (491,184)             91,981
                                                                  -------------     ----------------     --------------

Net realized (loss) gain on investments                                691,540              213,377            478,163
Net change in unrealized appreciation/
     depreciation on investments and other assets                    (955,652)              750,307        (1,705,959)
Net change in unrealized loss on other assets                         (34,000)                  ---           (34,000)
                                                                  -------------     ----------------     --------------

Net gain (loss) on investments                                       (298,112)              963,684        (1,261,796)
                                                                  -------------     ----------------     --------------

Net change in net assets from operations                      $      (697,315)              472,500        (1,169,815)
                                                              =================     ================     ==============
Net asset value per share:
         Beginning of period                                  $           4.67                 4.71
                                                              =================     ================
         End of period                                        $           4.39                 4.91
                                                              =================     ================

Total Investment Income

     During the current fiscal year nine-month  period,  total investment income was $736,163,  an increase of $15,741,  or 2%, from total  investment  income of
$720,422 for the prior year  nine-month  period.  In the current year nine-month period  as  compared  to the  prior  year  nine-month  period,  interest  income decreased $146,027,  or 24%, and dividend income increased $161,762 or 162%. The decrease in interest  income is the net result of (i) repayments of principal on debt portfolio  securities  issued to us by five Existing  Portfolio  companies,
(ii) an increase in interest  income due to an additional  debt  investment from the  restructure of one debt portfolio  security,  (iii) an increase in interest income on one debt portfolio  security which had been on non-accrual of interest status during the prior year nine-month period, but which made interest payments during the current  nine-month period prior to being placed again on non-accrual of interest status, and (iv) a decrease in interest income on two debt portfolio securities  which have been  placed on  non-accrual  of  interest  status.  Debt portfolio  securities  are placed on  non-accrual  of  interest  status when the borrower is financially unable to make required interest  payments.  In both the current year nine-month period and the prior year nine-month period, we received dividends on three Existing  Portfolio  investments;  however,  the current-year dividends were larger.

Net Operating Expenses

     Net operating  expenses for the nine-month  period of the current year were
$1,135,366,  a decrease of $76,240, or 6%, as compared to net operating expenses for the prior year nine-month  period of $1,211,606.  Interest expense decreased
$230,223,  or 41%, in the current year nine-month period due to the repayment in the prior fiscal year of the SBA Debentures.  Management fees decreased $45,919, or 18%, in the current  year  nine-month  period due to the  decrease in capital under management.  Professional fees increased $188,877, or 114%, in the current year  nine-month  period  due to expense  related  to changes in the  investment advisory  structure,  the Merger and the exploration of capital raising options.
Other expenses increased  $11,025,  or 5%, in the current year nine-month period as compared to the prior year nine-month  period. The increase in other expenses is the net result of (i) a decrease  in  prepayment  penalties  incurred  on the repayment of the SBA Debentures during the prior year nine-month period,  (ii) a decrease in administrative expenses due to timing of payments, (iii) an increase in  directors  and  officers  insurance,  (iv) an increase in  directors  travel expenses,  and (v) an increase in expenses  associated  with compliance with SEC regulations.

Investment Expense, Net

     For the current year nine-month period, we recorded investment expense, net of $399,203, as compared to investment expense, net of $491,184 during the prior year  nine-month  period,  a  decrease  of  $91,981,  or 19%.  The  decrease  in investment expense, net is primarily the result of the decrease in net operating expenses described above.

Net Realized Gain on Investments

     During the current year nine-month period, we recorded net realized gain on investments  of $691,540,  as compared with net realized gain on  investments of
$213,377 during the prior year nine-month period. Management does not attempt to maintain a  comparable  level of realized  gains  quarter to quarter but instead attempts to maximize total investment  portfolio  appreciation through realizing gains  in the  disposition  of  securities.  Under  the  InvestAmerica  Advisory
Agreements (prior to their  termination  during the current year third quarter),
InvestAmerica  earned an incentive fee  calculated as a percentage of the excess of our  realized  gains in a  particular  period,  over the sum of net  realized losses and unrealized depreciation during the same period. Similarly,  under the
EAM  Advisory  Agreement,  EAM is  entitled  to earn an  incentive  fee which is calculated as a percentage  of the excess of our realized  gains in a particular period,  over the sum of net realized losses and unrealized  depreciation during the same period. As a result, the timing of realized gains,  realized losses and unrealized  depreciation  can have an effect on the amount

of the  incentive  fee payable to EAM under the EAM  Advisory  Agreement  and to
InvestAmerica under the InvestAmerica Advisory Agreements.

Net Change in  Unrealized  Appreciation/Depreciation  of  Investments  and Other
Assets

     Net  change  in   unrealized   appreciation/depreciation   on   investments
represents  the  change for the period in the  unrealized  appreciation,  net of unrealized  depreciation,  on  our  total  investment  portfolio  based  on  the valuation method described under "Critical  Accounting  Policy." We recorded net change in  unrealized  depreciation  on  investments  of  ($955,652)  during the current year  nine-month  period,  as compared to $750,307 during the prior year nine-month period. This net change resulted from:

     •   Unrealized  appreciation  in the fair value of two portfolio  companies totaling  $743,338  during  the  current  year  nine-month  period,  as compared to unrealized appreciation in the fair value of five portfolio companies totaling $1,520,657 during the prior year nine-month period.

     •   Unrealized  depreciation in the fair value of eight portfolio companies of $1,698,990 during the current year nine-month period, as compared to unrealized  depreciation in the fair value of five portfolio  companies of $770,350 during the prior year nine-month period.

     The net change in  unrealized  loss on other  assets of $34,000  during the current year  nine-month  period was recorded  with respect to other  securities which are  classified  as other  assets,  as compared to no change in unrealized loss on other assets during the prior year nine-month period.

              Financial Condition, Liquidity and Capital Resources

     As of June 30, 2008, our cash and money market accounts  totaled  $345,967.
As reported  elsewhere,  MorAmerica  Capital had entered into (i) a term loan to refinance  the SBA  Debentures,  which was  assumed by us on April 30, 2008 as a result of the Merger,  and which has a current  balance of $4,855,661 (the "Note
Payable"),  and (ii) a revolving loan permitting  MorAmerica Capital (now us) to borrow up to $500,000,  with Cedar Rapids Bank & Trust  Company.  As of June 30,
2008, we believe that our existing cash and money market accounts, the revolving loan,  and other  anticipated  cash flows will  provide  adequate  funds for our anticipated  cash  requirements  during  fiscal year 2008,  including  follow-on investments  respecting the Existing  Portfolio,  interest  payments on the Note
Payable and administrative  expenses. With respect to the Existing Portfolio, we are not making new  investments,  is prudently  disposing of Existing  Portfolio assets and is using the  resulting  proceeds  to pay down the Note  Payable.  We anticipate  commencing  our new  investment  strategy  under  the  EAM  Advisory
Agreement when we raise additional capital.

     The following table shows our significant  contractual  obligations for the repayment of the Note Payable and other  contractual  obligations as of June 30,
2008:

                             Payments due by period

Contractual Obligations
                                                                Less
                                               than 1                          3-5          More than
                                Total           Year         1-3 Years         Years        5 Years
                            --------------    ---------    ---------------    --------    ------------

Note Payable            $       4,855,661          ---          4,855,661         ---             ---
Incentive Fees Payable  $          23,061       23,061                ---         ---             ---

     We currently anticipate that we will rely primarily on our current cash and money market  accounts and our cash flows from operations to fund our investment activities in the Existing  Portfolio and other cash requirements  during fiscal year  2008.  With  respect to our  investment  strategy  under the EAM  Advisory
Agreement,   our  Board  of  Directors  sought  and  received  approval  by  the shareholders  for a proposal  to issue  rights to  acquire  shares of our Common
Stock as a means  by which we may  raise  additional  equity  capital.  Although management  believes these sources will provide  sufficient funds for us to meet our fiscal year 2008  investment  level  objective  and other anticipated  cash  requirements,  there can be no assurances that our cash flows from operations or cash requirements will be as projected.

                               Portfolio Activity

     With respect to the Existing  Portfolio,  we have invested in and lended to businesses  through  investments in subordinated debt (generally with detachable equity  warrants),  preferred  stock and  common  stock.  We,  however,  are not currently  making new  investments.  The total portfolio value of investments in publicly and non-publicly traded securities was $14,931,397 at June 30, 2008 and
$16,704,954 at September 30, 2007.  During the three months ended June 30, 2008, we invested $52,000 in a follow-on investment in one portfolio company. As noted
above,  we intend to pursue an  investment  strategy  consisting  of new  equity investments  in very small public  companies that qualify for investment by BDCs under  the 1940 Act,  and may  continue  to make  follow-on  investments  in our
Existing Portfolio.

     With respect to the Existing Portfolio,  we frequently co-invest with other funds  managed  by  InvestAmerica.  When it makes any  co-investment  with these related funds,  we follow certain  procedures  consistent with orders of the SEC for related  party  co-investments  to reduce or eliminate  conflict of interest issues.  All of the  $52,000  invested  during the  current  year third  quarter represented co-investments with another fund managed by InvestAmerica.

                           Critical Accounting Policy

     Investments in securities that are traded in on a stock exchange are valued based on the  last  quoted  sale  price  on the  valuation  date (or if no sales occurred on the valuation date, the closing bid price on that date).  Securities traded on the over-the-counter  market are valued by taking the bid price on the valuation  date.  Restricted and other  securities for which  quotations are not readily  available  are  valued  at fair  value as  determined  by our  Board of
Directors.  Among  the  factors  considered  in  determining  the fair  value of investments  are the  cost of the  investment;  developments,  including  recent financing transactions,  since the acquisition of the investment;  the financial condition  and  operating  results  of  the  portfolio  company;  the  long-term potential of the business of the portfolio  company;  market  interest  rates on similar debt securities;  overall market  conditions and other factors generally pertinent to the  valuation  of  investments.  However,  because of the inherent uncertainty of valuation,  those estimated values may differ  significantly from the  values  that would  have been used had a ready  market  for the  securities existed, and the differences could be material.

     In the valuation process,  we use financial  information  received monthly, quarterly, and annually from our portfolio companies which includes both audited and  unaudited  financial  statements.  This  information  is used to  determine financial condition, performance, and valuation of the portfolio investments.

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

                        Determination of Net Asset Value

     The net asset value per share of our outstanding common stock is determined quarterly,  as  soon as  practicable  after  and as of the end of each  calendar quarter,  by dividing the value of total assets minus total  liabilities  by the total number of shares  outstanding at the date as of which the determination is made.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     We  are  subject  to  market  risk  from   changes  in  market   prices  of
publicly-traded  equity  securities  held  from  time to time in our  investment portfolio.  At June 30, 2008, we had no publicly-traded equity securities in the
Existing Portfolio,  but, as noted elsewhere,  we intend to pursue an investment strategy  consisting of new equity  investments  in very small public  companies that qualify for investment by BDCs under the 1940 Act.

     We are also  subject  to  financial  market  risks  from  changes in market interest rates. The Note Payable is subject to a variable  interest rate that is based on an independent  index.  Although this  independent  index is subject to change,  the maximum  increase or decrease in the interest  rate at any one time may not exceed 1.000 percentage  points.  General interest rate fluctuations may therefore have a material adverse effect on our net investment income.

     In  addition,  in the  future,  we may from time to time opt to draw on our revolving line of credit to fund cash requirements. These future borrowings will have a variable  interest rate based on an independent  index that is subject to change;  however,  the maximum  increase or decrease in the interest rate at any one time will not exceed 1.000 percentage points.

Item 4T. Controls and Procedures

     As of the end of the period covered by this report, in accordance with Item
307 of Regulation S-K promulgated  under the Securities Act of 1933, as amended, our  Chief  Executive  Officer  and Chief  Financial  Officer  (the  "Certifying
Officers") have conducted evaluations of our disclosure controls and procedures.
As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act
of 1934, as amended (the  "Exchange  Act"),  the term  "disclosure  controls and procedures"  means controls and other  procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it  files  or  submits  under  the  Exchange  Act is  recorded,  processed, summarized  and reported,  within the time periods  specified in the SEC's rules and forms.  Disclosure  controls and  procedures  include,  without  limitation, controls  and  procedures  designed  to ensure that  information  required to be disclosed  by an  issuer  in the  reports  that it files or  submits  under  the
Exchange  Act  is  accumulated  and  communicated  to the  issuer's  management, including its principal  executive  officer or officers and principal  financial officer or officers, or persons performing similar functions,  as appropriate to allow timely decisions  regarding required  disclosure.  The Certifying Officers have reviewed our  disclosure  controls and  procedures  and have concluded that those  disclosure  controls and  procedures are effective as of the date of this
Quarterly   Report  on  Form  10-Q.  In  compliance  with  Section  302  of  the
Sarbanes-Oxley  Act of 2002 (18 U.S.C.  1350),  each of the Certifying  Officers executed an Officer's  Certification  included in this Quarterly  Report on Form
10-Q.

     As of the date of this Quarterly  Report on Form 10-Q,  there have not been any  significant  changes in our internal  controls or other  factors that could significantly  affect these controls subsequent to the date of their evaluation, including any  corrective  actions with regard to significant  deficiencies  and material weaknesses.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     There are no items to report.

Item 1A. Risk Factors.

     We have  identified the following  risk factors  applicable to us following the  effectiveness of the EAM Advisory  Agreement and the  implementation of our new  investment  strategy  by EAM,  which  will focus on equity  investments  in small-cap and micro-cap companies.

EAM has no experience  managing a BDC, and will serve as  investment  adviser to other accounts and funds, which may create conflicts of interest not in the best interest of us or our stockholders.

     EAM has no experience  serving as an investment adviser to a BDC. While EAM intends to allocate  investment  opportunities  in a fair and  equitable  manner consistent with our investment objectives and strategies, and in accordance with its  written  allocation  procedures  so that we will  not be  disadvantaged  in relation to any other client,  EAM's services  under the EAM Advisory  Agreement are not exclusive.  EAM is free to furnish the same or similar services to other entities,  including businesses that may directly or indirectly compete with us, so long as EAM notifies us prior to being engaged to serve as investment adviser to  another  fund and  further  provided  that any  such

investment  management  services  and any  co-investments  shall at all times be provided in strict  accordance  with rules and  regulations  under the 1940 Act,
EAM's asset  allocation  policy  required  thereunder  and any  exemptive  order applicable  to us. In  addition,  the private  accounts  managed by EAM may make investments similar to investments that we may pursue. Accordingly, EAM may have obligations  to other  investors,  the  fulfillment of which might not be in the best  interests  of us or our  stockholders,  and it is possible  that EAM might allocate  investment  opportunities  to  other  client,  and thus  might  divert attractive investment opportunities away from us.

The Incentive Fee payable to EAM may create conflicting incentives.

     EAM will receive an incentive fee based, in part, upon net realized capital gains on our  investments.  As a  result,  EAM may have an  incentive  to pursue investments  that  are  likely  to  result  in  capital  gains  as  compared  to income-producing  securities.  Such a practice  could result in our investing in more speculative or long-term securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns or longer return cycles.

We will be  exposed  to  market  risks  associated  with  investments  in equity securities.

     Upon  implementation  by  EAM of  our  new  investment  strategy,  we  will
ordinarily  have  substantial   exposure  to  common  stocks  and  other  equity
securities in pursuing our investment  objective and policies.  The market price of equity securities,  including common and preferred stocks, may go up or down, sometimes rapidly or  unpredictably.  Equity securities may decline in value due to factors affecting equity securities markets generally,  particular industries represented in those markets or the issuer itself,  including the historical and prospective  earnings of the issuer and the value of its  assets.  The values of equity  securities  may decline due to general market  conditions  which are not specifically related to a particular company,  such as real or perceived adverse economic  conditions,  changes in the general  outlook for  corporate  earnings, changes in interest or currency rates or adverse investor  sentiment  generally.
They may also  decline  due to factors  which  affect a  particular  industry or
industries,   such  as  labor  shortages  or  increased   production  costs  and
competitive conditions within an industry.  Equity securities,  and particularly common stocks, generally have greater price volatility than bonds and other debt securities.

We  will  be  particularly   sensitive  to  the  risks  associated  with  equity
investments in small-cap and micro-cap companies.

     As noted above,  our new  investments  will be focused on common  stocks of small-cap and micro-cap companies.  We will therefore be particularly  sensitive to the risks associated with small companies.  The general risks associated with equity securities are particularly pronounced for securities issued by companies with small  market  capitalizations.  Micro-cap  and other small  capitalization companies may offer greater  opportunities for capital  appreciation than larger companies, but may also involve certain special risks. They are more likely than larger companies to have limited product lines,  markets or financial resources, or to depend on a small,  inexperienced  management group. Securities of smaller companies may trade less  frequently  and in lesser volume than more widely held securities  and their values may fluctuate  more sharply than other  securities.
They may also trade in the over-the-counter market or on a regional exchange, or may otherwise  have limited  liquidity.  These  securities may therefore be more vulnerable to adverse  developments than securities of larger companies,  and we may have  difficulty  establishing  or closing out our  securities  positions in smaller companies at prevailing market prices.  Also, there may be less publicly available  information  about smaller companies or less market interest in their securities  as  compared  to larger  companies,  and it may take  longer for the prices of the  securities  to reflect  the full value of the  issuers'  earnings potential or assets.

We may  engage  in short  selling,  which  creates  the risk of a  theoretically unlimited loss.

     Upon implementation by EAM of our new investment strategy, we may engage in short selling. Short selling involves selling securities which may or may not be owned and borrowing the same  securities for delivery to the purchaser,  with an obligation  to replace the borrowed  securities  at a later date.  Short selling allows the investor to profit from declines in securities.  A short sale creates the risk of a theoretically  unlimited loss, in that the price of the underlying security could theoretically increase without limit, thus increasing the cost of buying those  securities to cover the short position.  There can be no assurance that the security  necessary  to cover a short  position  will be available for purchase.  Purchasing  securities to close out the short  position can  itself  cause  the  price  of  the  securities  to  rise  further,  thereby exacerbating the loss.

As a BDC,  we are  subject to  limitations  on our  ability to engage in certain transactions with affiliates.

     As a result of our  election to be  regulated  as a BDC, we are  prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates  without the prior approval of our independent  directors or the SEC.
The 1940 Act defines  "affiliates"  broadly to include (i) any person that owns, directly or indirectly,  5% or more of our outstanding voting  securities,  (ii)
any person of which we own 5% or more of their outstanding securities, (iii) any person who directly or indirectly controls us, (iv) our officers,  directors and employees,  and (v) EAM and  InvestAmerica,  among others,  and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior  approval of our  independent  directors.  The 1940 Act also prohibits
"joint"  transactions with an affiliate,  which could include investments in the same portfolio company (whether at the same or different  times),  without prior approval of our independent directors. If a person acquires more than 25% of our voting  securities,  we will be  prohibited  from buying or selling any security from or to such person,  or entering into joint  transactions  with such person, absent the prior approval of the SEC.

If our  investments  are deemed not to be qualifying  assets,  we could lose our status as a BDC or be precluded from investing according to our current business plan.

     As a result of our  election to be  regulated as a BDC, we must not acquire any  assets  other than  "qualifying  assets"  unless,  at the time of and after giving  effect  to such  acquisition,  at  least  70% of our  total  assets  are qualifying assets.  Generally,  "qualifying assets" are (i) securities purchased in private offerings from (a) "eligible portfolio  companies" or from affiliates of the eligible portfolio company, or (b) U.S.-organized companies which are not investment  companies having a class of securities for which a broker may extend margin credit, if at the time of purchase, we own at least 50% of such company's equity  and debt  securities,  and we are one of the 20  largest  holders of the company's  outstanding voting securities;  (ii) securities of eligible portfolio companies which we control; (iii) securities purchased in private offerings from either a U.S.-organized  company which is not an investment company with a class of  securities  for which a broker may extend margin credit or from an affiliate of such company,  if the company is in  reorganization,  consummating  a plan of reorganization or insolvent; (iv) securities purchased in private offerings from an eligible  portfolio  company if there is no market for such securities and if prior to such purchase we own at least 60% of the company's  outstanding  equity securities;  (v)  securities  received in exchange for or distributed on or with respect  to the  securities  described  in (i) - (iv) above or  pursuant  to the exercise  of an option or  warrant;  (vi) cash,  government  securities  or high quality debt  securities  having  maturities of one year or less;  and (vii) our office furniture,  real estate or leases,  deferred organizational and operating expenses and our other  noninvestment  assets  required for our  operations as a
BDC.

     "Eligible portfolio  companies" are generally companies which are organized in the United States, are not investment companies, and which either: (i) do not have securities for which a broker may extend margin credit, (ii) are controlled by a BDC or a group  including a BDC, (iii) are solvent and have assets under $4 million and capital and surplus of at least $2 million,  or (iv) (A) do not have a class of securities listed on a national securities exchange, or (B) do have a class of securities listed on a national securities exchange,  but have a market capitalization below $250,000,000.

     If, for example,  we acquire debt or equity  securities from an issuer that has outstanding marginable securities at the time we make such an investment, or if we acquire  securities from an issuer which otherwise meets the definition of an  eligible  portfolio  company  but we  purchase  the  securities  in a public offering,  these acquired  assets cannot be treated as "qualifying  assets." The failure of an  investment  to meet the  definition  of a qualifying  asset could preclude us from otherwise taking advantage of an investment opportunity we find
attractive.   In  addition,  our  failure  to  meet  the  BDC  qualifying  asset requirements could result in the loss of BDC status,  which would  significantly and adversely  affect our business plan by, among other things,  requiring us to register as a closed-end investment company.

Our portfolio may be concentrated in a limited number of portfolio companies.

     We intend to make  investments in a limited number of portfolio  companies.
An inherent risk associated with this investment concentration is that we may be adversely affected if one or two of our investments perform poorly or if we need to write down the value of any one investment.  Financial difficulty on the part of any single  portfolio  company  will expose us to a greater risk of loss than would  be the  case if we were a more  "diversified"  company  holding  numerous investments.

Our  portfolio  companies  may incur debt that ranks equally with, or senior to, our investments in such companies.

     Portfolio  companies  in which  we  invest  usually  will  have,  or may be permitted to incur, debt that ranks senior to, or equally with, our investments, including debt investments. As a result, payments on such securities may have to be made before we receive any payments on our  investments.  For example,  these debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to our  investments.  These debt  instruments will usually prohibit  the  portfolio  companies  from paying  interest  on or  repaying  our investments  in the event and during  the  continuance  of a default  under such debt. In the event of insolvency,  liquidation,  dissolution,  reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio  company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment.
After  repaying  its senior  creditors,  a  portfolio  company  may not have any remaining  assets  to use to repay  its  obligation  to us.  In the case of debt ranking equally with our  investments,  we would have to share on an equal basis any  distributions  with other  creditors  holding  such debt in the event of an insolvency,  liquidation,  dissolution,  reorganization  or  bankruptcy  of  the relevant portfolio company.

We expect our debt investments will generally be unsecured and even if we make a secured  loan, if the assets  securing a loan we make decrease in value,  we may not have sufficient collateral to cover losses.

     We believe our portfolio companies generally will be able to repay our debt
investments   from  their  available   capital,   from  future   capital-raising
transactions  or from cash flow from  operations.  We expect  generally that our debt investments that we make will be unsecured. However, in the event we take a security  interest in the available  assets of a portfolio  company,  there is a risk that the  collateral  securing  our  investment  may decrease in value over time, may be difficult to sell in a timely manner,  may be difficult to appraise and may  fluctuate  in value based upon the success of the  business  and market conditions,  including as a result of the inability of the portfolio  company to raise  additional  capital,  and,  in some  circumstances,  our  lien  could  be subordinated to claims of other  creditors.  In addition,  a deterioration  in a portfolio company's  financial condition and prospects,  including its inability to raise additional capital,  may be accompanied by a deterioration in the value of the collateral  for the  investment.  Moreover,  we may not have a first lien position on the  collateral.  Consequently,  the fact that investment is secured does  not  guarantee  that we  will  receive  principal  and  interest  payments according  to the  investment's  terms or that we will be able to collect on the investment should we be forced to enforce our remedies.  In addition,  a portion of the  assets  securing  our  investment  may be in the  form  of  intellectual property,  if any,  inventory and equipment  and, to a lesser  extent,  cash and accounts  receivable.  Intellectual  property,  if  any,  that is  securing  our investment could lose value if, among other things,  the company's rights to the intellectual  property  are  challenged  or if  the  company's  license  to  the intellectual  property is revoked or expires.  Inventory  may not be adequate to secure our  investment if our valuation of the inventory at the time we made the loan  was  not  accurate  or if  there  is a  reduction  in the  demand  for the inventory.  Similarly,  any equipment  securing our loan may not provide us with the  anticipated  security if there are changes in technology or advances in new equipment that render the particular  equipment  obsolete or of limited value or if the company fails to adequately maintain or repair the equipment.  Any one or more of the  preceding  factors could  materially  impair our ability to recover principal in a foreclosure.

The lack of liquidity in our investments may adversely affect our business,  and if we  need  to sell  any of our  investments,  we may not be able to do so at a favorable price. As a result, we may suffer losses.

     The Existing Portfolio generally consists of investments in debt securities with terms of two to ten years,  which we generally hold until maturity,  and we do not expect that our related  holdings of equity  securities  in the  Existing

Portfolio will provide liquidity  opportunities in the near-term. We expect that a majority of the new  portfolio  investments  made pursuant to the EAM Advisory
Agreement will consist of companies  whose  securities are not  publicly-traded, and whose  securities will be subject to legal and other  restrictions on resale
or  will  otherwise  be  less  liquid  than  publicly-traded   securities.   The
illiquidity  of these  investments  may make it  difficult  for us to sell these investments when desired. In addition,  if we are required to liquidate all or a portion of our portfolio  quickly,  we may realize  significantly  less than the value at which we had previously recorded these investments.  As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to maintain  our  election  to be  regulated  as a BDC,  we may have to  dispose of investments  if we do not satisfy one or more of the  applicable  criteria under
1940  Act.  Our   investments  are  usually  subject  to  contractual  or  legal restrictions on resale or are otherwise illiquid because there is no established trading  market for such  investments.  The  illiquidity  of a  majority  of our investments  may make it  difficult  for us to  dispose  of them at a  favorable price, and, as a result, we may suffer losses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     There are no items to report.

Item 3. Defaults Upon Senior Securities.

     There are no items to report.

Item 4. Submission of Matters to a Vote of Security Holders.

     On April 29, 2008,  we held our 2008 Annual  Meeting of  Shareholders  (the
"Meeting")  in Newport  Beach,  California.  A quorum of  1,732,076  shares,  or approximately 70.28% of issued and outstanding shares as of March 25, 2008, were represented in person or by proxy at the Meeting.  The  shareholders  considered five proposals at the meeting.

     With respect to the first proposal,  the shareholders elected five nominees to serve as directors  until the 2009 Annual  Meeting of  Shareholders  or until their respective  successors shall be elected and qualified.  The five directors elected at the Meeting, and the votes cast in favor of and withheld with respect to each, are as follows:

                                         For                    Withheld
                                         ---                    --------

         Michael W. Dunn              1,585,220                 146,856
         James W. Eiler               1,584,152                 147,924
         Benjamin Jiaravanon          1,546,413                 185,663
         Gordon J. Roth               1,576,636                 155,440
         Geoffrey T. Woolley          1,583,751                 148,325

     With regard to the second proposal,  the shareholders  voted to approve the
EAM  Advisory  Agreement  by a vote of  1,263,492  in favor and 162,139  against approval, with 16,173 shares abstaining.

     With regard to the third proposal,  the  shareholders  voted to approve the
Subadvisory  Agreement  by a vote of  1,263,116  in favor  and  163,567  against approval, with 15,121 shares abstaining.

     With regard to the fourth proposal,  the shareholders  voted to authorize a rights  offering by a vote of 1,539,382 in favor and 176,382  against  approval, with 16,312 shares abstaining.

     With regard to the fifth  proposal,  the  shareholders  voted to ratify the appointment of KPMG LLP as our independent registered public accounting firm for fiscal year 2008 by a vote of  1,714,287  in favor and 5,348  against  approval, with 12,441 shares abstaining.

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

                                           MACC PRIVATE EQUITIES INC.

Date: August 14, 2008                      By: /s/ Travis Prentice
                                               -----------------------------------------
                                                 Travis Prentice, President and CEO

Date: August 14, 2008                      By: /s/ Derek Gaertner
                                               -----------------------------------------
                                                 Derek Gaertner, Chief Financial Officer

EXHIBIT INDEX

Exhibit                Description
-------                -----------

    31.1               Section 302 Certification of Travis Prentice (CEO)

    31.2               Section 302 Certification of Derek Gaertner (CFO)

    32.1               Section 1350 Certification of Travis Prentice (CEO)

    32.2               Section 1350 Certification of Derek Gaertner (CFO)

