Form 10-K
period 2008-09-30
MACC PRIVATE EQUITIES INC
filed 2008-12-19
CIK 923808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
(Mark one)

     |X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934 For the fiscal year ended September 30, 2008

     [ ]  TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d)  OF THE  SECURITIES
          EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number 0-24412

                           MACC PRIVATE EQUITIES INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                          42-1421406
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       580 Second Street; Suite 102, Encinitas, California     92024
             (Address of principal executive offices)        (Zip Code)

Registrant's telephone number (760) 479-5080

         Securities registered under Section 12(b) of the Exchange Act:
                                      None.

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $0.01 par value per share

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act. Yes [ ] No |X|

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No |X|

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

Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated filer, a non-accelerated  filer or a smaller reporting company.  See the definitions of "large accelerated filer,"  "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

    Large accelerated filer  [ ]                     Accelerated filer  [ ]
    Non-accelerated filer    |X|             Smaller reporting Company  [ ]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

Aggregate  market  value  of the  voting  stock  held by  non-affiliates  of the registrant as of November 30, 2008,  based upon the closing sale price  reported by the Nasdaq Capital Market on that date of $0.83: $ 1,844,693

Number of shares  outstanding of the registrant's  Common Stock, $.01 par value, as of November 30, 2008: 2,464,621

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the  registrant's  Annual Report to  Stockholders  for the year ended  September  30, 2008 are  incorporated  by reference  into Part II of this
Report on Form 10-K.

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K of MACC Private  Equities  Inc.  ("MACC" or
"we"  or  "us"  or  the  "Company")  contains  forward-looking  statements.  All statements  in this Annual Report on Form 10-K,  including  those made by MACC's management,  other than  statements  of  historical  fact,  are  forward-looking statements.  These  forward-looking  statements are based on current  management expectations that involve  substantial risks and uncertainties  that could cause actual results to differ  materially  from the results  expressed in, or implied by,  these  forward-looking  statements.  Forward-looking  statements  relate to future  events  or our  future  financial  performance.  We  generally  identify forward-looking  statements  by  terminology  such as "may,"  "will,"  "should,"
"could," "would," "expects," "plans,"  "anticipates,"  "believes,"  "estimates,"
"predicts,"  "intends," "targets,"  "potential," and "continue," or the negative of these terms, or other similar words.  Examples of forward-looking  statements contained  in this  Annual  Report on Form  10-K  include  statements  regarding
MACC's:

     •    future financial and operating results;
     •    business   strategies,   prospects  and  prospects  of  its  portfolio
          companies;
     •    ability to operate as a business development company;
     •    regulatory structure;
     •    adequacy of cash resources and working capital;
     •    projected costs;
     •    competitive positions;
     •    management's plans and objectives for future operations; and
     •    industry trends.

     These  forward-looking  statements  are  based on  management's  estimates, projections  and  assumptions as of the date hereof and include the  assumptions that underlie such statements.  Any expectations based on these  forward-looking statements are subject to risks and uncertainties  and other important  factors, including  those discussed below and in the section titled "Risk Factors." Other risks and  uncertainties  are disclosed in MACC's prior  Securities and Exchange
Commission  ("SEC")  filings.  These and many other  factors could affect MACC's future financial  condition and operating results and could cause actual results to differ materially from expectations based on forward-looking  statements made in this  document or  elsewhere  by MACC or on its behalf.  MACC  undertakes  no
obligation   to  revise   or  update   any   forward-looking   statements.   The
forward-looking  statements  contained in this Form 10-K are  excluded  from the safe harbor protection  provided by Section 27A of the Securities Ac of 1933, as amended (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934,
as amended (the "Exchange Act").

     The following  information should be read in conjunction with the financial statements and the accompanying notes to financial  statements  included in this
Annual Report.  All references to fiscal year apply to MACC's  respective fiscal years which end on September 30 of each year.

                           FORM 10-K TABLE OF CONTENTS

     Certain  information   required  to  be  included  in  this  Form  10-K  is
incorporated  by reference to  information  contained in MACC's Annual Report to
Shareholders  for its fiscal year ending  September 30, 2008 filed as an exhibit to  this  report  on  Form  10-K  (the  "2008  Annual  Report").  The  following cross-reference index shows the page locations in the 2008 Annual Report of that information  which is  incorporated  by reference into this Form 10-K. All other sections of the 2008 Annual  Report are not required to be included in this Form
10-K and therefore should not be considered a part hereof.

                                                                                           Form        2008
                                                                                           10-K      Annual
                                                                                           Page    Report Page
                                     Part I
Item 1     Business                                                                           1
Item 1A    Risk Factors                                                                       2
Item 2     Properties                                                                        15
Item 3     Legal Proceedings                                                                 15
Item 4     Submission of Matters to a Vote of Security Holders                               15
                                     Part II
Item 5     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer     15         29
           Purchases of Equity Securities
Item 6     Selected Financial Data                                                           15          5
Item 7     Management's Discussion and Analysis of Financial Conditions and Results of       15          5
           Operation
Item 7A    Quantitative and Qualitative Disclosures About Market Risk                        15
Item 8     Financial Statements and Supplementary Data                                       17         13
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial         17
           Disclosure
Item 9A(T) Controls and Procedures                                                           17
Item 9B    Other Information                                                                 18
                                    Part III
Item 10    Directors, Executive Officers and Corporate Governance                            19
Item 11    Executive Compensation                                                            24
Item 12    Security Ownership of Certain Beneficial Owners and Management                    25
Item 13    Certain Relationships and Related Transactions, and Director Independence         27
Item 14    Principal Accountant Fees and Services                                            28
                                              Part IV
Item 15    Exhibits and Financial Statement Schedules                                        30

                                     Part I
Item 1.  Business.

     General

     MACC Private Equities Inc. was formed as a Delaware corporation on March 3,
1994.  It has elected to be treated as a business  development  company  ("BDC")
under the Investment  Company Act of 1940, as amended (the "1940 Act"). MACC has no  employees,  and  all of its day to day  operations  are  carried  out by its officers and the staff of its investment  adviser,  Eudaimonia Asset Management,
LLC  ("EAM"  or  the  "Adviser")   with  the   assistance  of  its   subadviser,
InvestAmerica  Investment Advisors, Inc.  ("InvestAmerica" or the "Subadviser").
EAM was engaged by MACC in April 2008 to manage  assets  which are raised  after that date (the "New  Portfolio"),  and InvestAmerica was engaged by MACC and EAM to assist EAM in  continuing to manage the assets which MACC held prior to April
2008 (the "Existing Portfolio").  Prior to April, 2008,  InvestAmerica served as investment  adviser  to MACC  and  MACC's  wholly-owned  subsidiary,  MorAmerica
Capital Corporation ("MorAmerica").  Upon approval by MACC's shareholders at the
2008 Annual Meeting, MorAmerica was merged into MACC.

     MACC's Operation as a BDC

     Under the 1940 Act, a BDC may not acquire any asset other than  "Qualifying
Assets" as defined under Section 55(a) of the 1940 Act, unless,  at the time the acquisition is made,  Qualifying  Assets  represent at least 70% of the value of the BDC's total assets.  The principal  categories of Qualifying Assets relevant to MACC's business are the following:

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
          (b)  is not an investment company; and
          (c)  satisfies one of the following:

               (i)  it does not have any class of  securities  with  respect  to which a member of a national securities exchange,  broker or dealer may extend or maintain credit;
               (ii)it is controlled by a BDC, either alone or as part of a group acting  together,  and such BDC  exercises  control over the company and as a result of such  control  has an  affiliated person who is a director of such BDC;
               (iii) it has  total  assets  of not  more  than  $4,000,000,  and capital and  surplus  (shareholders'  equity  less  retained earnings) of not less than $2,000,000;
               (iv) it has a class of securities listed on a national securities exchange,  with an  aggregate  market  value of  outstanding voting and non-voting equity of less than $250 million; or
               (v)  such other  criteria  prescribed by the SEC  established  as
                    consistent   with  public   interest,   the   protection  of
                    investors,  and the purposes  fairly  intended by the policy and provisions of the 1940 Act.

     (2)  Cash,  cash  items,  government  securities,   or  high  quality  debt
          securities maturing in one year or less from the time of investment.
     (3)  Securities  received in exchange for or distributed on or with respect to securities  described in (1) above,  or pursuant to the exercise of options, warrants or rights relating to such securities.

     In addition,  a BDC must have been organized (and have its principal  place of business) in the United States for the purpose of making  investments  in the types of securities described in (1) above and, in order to count the securities as  Qualifying  Assets  for the  purpose  of the 70%  test,  the BDC  must  make available to the issuers of the securities  significant  managerial  assistance.
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

     Investments and Divestitures

     During the fiscal year 2008, MACC sold portfolio  investments and collected on installment sales resulting in a net realized gain of $687,269. MACC made one follow-on  investment  of an Existing  Portfolio  company of $52,000 in order to protect its interests in that position.

Item 1A.  Risk Factors.

AN INVESTMENT IN MACC'S COMMON STOCK IS SUBJECT TO A NUMBER OF RISKS AND SPECIAL
CONSIDERATIONS,  INCLUDING  THE  FOLLOWING.  THE  RISKS  SET OUT  BELOW  ARE THE
PRINCIPAL RISK FACTORS  ASSOCIATED  WITH AN INVESTMENT IN MACC, AS WELL AS THOSE
FACTORS  GENERALLY  ASSOCIATED  WITH AN INVESTMENT IN A COMPANY WITH  INVESTMENT
OBJECTIVES, INVESTMENT POLICIES, CAPITAL STRUCTURE OR TRADING MARKETS SIMILAR TO
MACC'S.

RISKS RELATED TO OUR INVESTMENTS

Our investments may be risky, and you could lose all or part of your investment.

     MACC is designed for long-term investors. Investors should not rely on MACC for their short-term financial needs. The value of the higher risk securities in which  MACC  invests  will be  affected  by  general  economic  conditions;  the securities market; the markets for public offerings and corporate  acquisitions;
specific  industry  conditions;  and the management of the individual  portfolio companies. Additionally, MACC may not achieve its investment objectives.

An investment  strategy focused primarily on privately-held  companies  presents certain  challenges,  including  the lack of available  information  about these companies, a dependence upon the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

     As a BDC,  MACC  invests  a  large  portion  of its  assets  in  restricted securities issued by small,  private  companies,  some of which have operated at losses or have experienced substantial  fluctuations in operating results. There is generally little or no publicly  available  information  about such companies and MACC must rely on the diligence of its Adviser and  Subadviser to obtain the information necessary for its decision to invest in these companies. In order to maintain  its status as a BDC,  MACC must have at least 70% of its total  assets invested in Qualified Assets. Typically, such companies depend for their success on the management talents and efforts of one person or a small group of persons, so that the death,  disability  or  resignation  of such person or persons could have a materially adverse impact on them. Moreover, smaller companies frequently have narrower product lines and smaller market shares than larger companies and, therefore, may be more vulnerable to competitors' actions and market conditions, as  well  as  general  economic  downturns.  Such  companies  may  face  intense
competition,   including  competition  from  companies  with  greater  financial resources, more extensive research and development, manufacturing, marketing and service capabilities,  and a larger number of qualified managerial and technical personnel.  Because these companies will generally have highly leveraged capital structures,  reduced cash flow resulting from an adverse  business  development, shifts in customer  preferences,  or an economic  downturn or the  inability  to complete a public  offering or other  financing may adversely  affect the return on, or the recovery of, MACC's investment in them.  Investment in such companies therefore  involves a high  degree of business  and  financial  risk,  which can result in  substantial  losses and,  accordingly,  should be  considered  highly speculative.  No assurance can be given that some of MACC's investments will not result in substantial or complete losses.

Because our investments are and will continue to typically be  privately-issued, they typically will have limited liquidity, and thus their value is decreased.

     All of our Existing Portfolio  investments  consist of, and most of our New
Portfolio  investments will consist of, securities  acquired directly from their issuers in private  transactions.  They are usually  subject to  restrictions on resale and are  generally  illiquid.  Usually  there is no  established  trading market for such securities  into which they could be sold. In addition,  most of the  securities  are not  eligible for sale to the public  without  registration under the 1933 Act, which would involve delay and expense. Restricted securities generally sell at a price lower than similar  securities that are not subject to restrictions on sale.

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
The 1940 Act defines  "affiliates"  broadly to include (i) any person that owns, directly or indirectly,  5% or more of our outstanding voting  securities,  (ii)
any person of which we own 5% or more of their outstanding securities, (iii) any person who directly or indirectly controls us, (iv) our officers,  directors and employees,  and  (v)  our  Adviser  and  Subadviser,  among  others,  and we are generally  prohibited  from  buying  or  selling  any  security  from or to such affiliate,  absent the prior approval of our independent directors. The 1940 Act also  prohibits  "joint"  transactions  with an  affiliate,  which could include investments  in the same  portfolio  company  (whether at the same or  different times),  without  prior  approval  of our  independent  directors.  If a  person acquires  more than 25% of our voting  securities,  we will be  prohibited  from buying or selling any security  from or to such person,  or entering  into joint transactions with such person, absent the prior approval of the SEC.

If our  investments  are deemed not to be Qualifying  Assets,  we could lose our status as a BDC or be precluded from investing according to our current business plan.

     As a result of our  election to be  regulated as a BDC, we must not acquire any assets other than Qualifying  Assets unless, at the time of and after giving effect to such  acquisition,  at least 70% of our total  assets  are  Qualifying
Assets.  Qualifying Assets include  "eligible  portfolio  companies."  "Eligible portfolio  companies" are generally  companies which are organized in the United
States,  are  not  investment  companies,  and  which  either:  (i) do not  have securities for which a broker may extend margin credit, (ii) are controlled by a
BDC or a group  including a BDC,  (iii) are  solvent  and have  assets  under $4 million and capital and surplus of at least $2 million,  or (iv) (A) do not have a class of securities listed on a national securities exchange, or (B) do have a class of securities listed on a national securities exchange,  but have a market capitalization below $250,000,000.

     If, for example,  we acquire debt or equity  securities from an issuer that has outstanding marginable securities at the time we make such an investment, or if we acquire  securities from an issuer which otherwise meets the definition of an  eligible  portfolio  company  but we  purchase  the  securities  in a public offering,  these  acquired  assets cannot be treated as Qualifying  Assets.  The failure of an  investment  to meet the  definition  of a Qualifying  Asset could preclude us from otherwise taking advantage of an investment opportunity we find
attractive.   In  addition,  our  failure  to  meet  the  BDC  Qualifying  Asset requirements could result in the loss of BDC status,  which would  significantly and adversely  affect our business plan by, among other things,  requiring us to register as a closed-end investment company.

Our use of leverage  may create  conflicts of interest and we will be exposed to the risks associated with leverage.

     In  addition  to our  outstanding  loans  discussed  below,  we may  borrow additional money to increase our ability to make  investments,  though we do not anticipate issuing preferred stock in the next twelve months.  Lenders from whom we may borrow money or holders of our debt (or preferred,  if issued) securities will have fixed  dollar  claims on our assets that are superior to the claims of our  stockholders,  and we may  grant  a  security  interest  in our  assets  in connection with our debt. Current and potential lenders will not, however,  hold any  veto or  other  power  to  change  any of our  policies.  In the  case of a liquidation  event,  those  lenders or note  holders (in  addition to holders of preferred  stock if we issued  such stock)  would  receive  proceeds  before our stockholders.  If we incur  additional  debt,  the  costs  associated  with such leverage,  including  commitment  fees  and  interest  (in the  case of debt) or issuance and dividend  costs (in the case of  preferred  stock),  would be borne entirely by holders of our Common Stock.

     Debt,  also known as leverage,  magnifies the potential for gain or loss on amounts invested and,  therefore,  increases the risks associated with investing in our securities.  The increased  potential of gain through the use of leverage also  creates a conflict  of interest  in that it can  encourage  our Adviser to increase  our  assets  through  leverage  in an  effort  to earn  Management  or
Incentive  Fees under the  Investment  Advisory  Agreement  between MACC and the
Adviser,  effective April 29, 2008 (the "Advisory Agreement"),  while our common stockholders would incur the costs of utilizing such leverage and bear the risks associated  with the debt.  Even though the Company,  and  therefore  its common stockholders,  would bear the risks and expenses of leverage, the incentive fees payable to the Adviser  will not be  directly  reduced by any  interest  expense associated with such leverage.

     Leverage is generally considered a speculative investment technique. If the value of our assets  increases,  then leveraging would cause the net asset value attributable  to our common stock to increase more than it otherwise  would have had  we not  leveraged.  Conversely,  if the  value  of  our  assets  decreases, leveraging  would cause the net asset value  attributable to our common stock to decline  more than it  otherwise  would have had we not  leveraged.  If an asset purchased with leverage declines in value, the fact that we incurred leverage to finance the purchase of such asset will  compound the decrease in our net assets attributable  to our  common  stock  and  could  eliminate  our  equity  in such investment. Similarly, any increase in our revenue in excess of interest expense on our borrowed  funds would cause our net income to increase more than it would without the leverage.  Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed  funds and could  negatively affect our ability to make  distributions  on our common  stock.  Our ability to service any debt that we incur will depend largely on our financial  performance and the performance of our portfolio companies and will be subject to prevailing economic conditions and competitive pressures.

     MACC had an outstanding  principal amount of $4,750,405 under its term loan
(the "Term Loan") with Cedar  Rapids Bank & Trust  ("CRB &T"),  on September  30,
2008. The Term Loan has a stated maturity date of August 29, 2009 and is subject to a variable interest rate based on an independent  index. The current interest rate applicable to the Term loan is 6.0%.

We have lost money in four of the past five years,  which impacts our ability to operate.

     Due to a number of factors, MACC's assets have declined in the last several years,  along with its share price.  These results negatively impact our ability to raise  capital as part of our  strategy  to  increase  assets in an effort to decrease  our  per-share  expenses.  They also hinder our  ability to  undertake leverage  to  increase  assets  and  potential  returns.  Furthermore,  our past performance has limited our liquidity and has caused our financial  condition to deteriorate. There can be no assurance that our future performance will improve.

Our quarterly results may fluctuate.

     We could experience  fluctuations in our quarterly operating results due to a  number  of  factors,  including  the  interest  rates  payable  on  the  debt investments or the dividend rates on the equity investments we make, the default rates on such  investments,  the level of our  expenses,  variations  in and the timing of the  recognition  of realized and  unrealized  gains or losses and the degree to which we  encounter  competition  in our markets and general  economic conditions.  As a result of these factors,  results for any period should not be relied upon as being indicative of performance in future periods.

Our portfolio may be concentrated in a limited number of portfolio companies.

     We intend to make  investments in a limited number of portfolio  companies.
One or two of our portfolio companies may constitute a significant percentage of our total  portfolio,  especially in the months following any equity offering we commence. An inherent risk associated with such investment concentration is that we may be adversely affected if one or two of our investments  perform poorly or if we need to write down the value of any one investment.  Financial  difficulty on the part of any single portfolio  company will expose us to a greater risk of loss  than  would be the case if we were a more  "diversified"  company  holding numerous investments.

Most of our  Existing  Portfolio  investments  will be recorded at fair value as determined in good faith by our Board.  As a result,  there is and will continue to be uncertainty as to the value of our portfolio investments.

     Pursuant  to the  requirements  of the 1940 Act,  substantially  all of our
Existing  Portfolio  investments will be recorded at fair value as determined in good  faith by our  Board on a  quarterly  basis,  and,  as a  result,  there is uncertainty regarding the value of our portfolio  investments.  At September 30,
2008,  approximately 95% of our total assets represented investments recorded at fair value. Since there will typically be no readily  ascertainable market value for the investments in our Existing Portfolio,  our Board will determine in good faith the fair value of our investments  pursuant to our valuation  policy and a consistently applied valuation process.

     There is no single standard for determining  fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific
facts  and  circumstances  of  each  portfolio   investment  while  employing  a
consistently applied valuation process for the types of investments we intend to make.  Unlike  banks,  we are not  permitted  to provide a general  reserve  for anticipated loan losses; we are instead required by the 1940 Act to specifically value each  individual  investment  and record  unrealized  depreciation  for an investment that we believe has lost value,  including where collection of a debt security or realization of an equity security is doubtful.  Conversely,  we will record  unrealized  appreciation  if we have an indication  that the  underlying portfolio company has appreciated in value and, therefore, our security has also appreciated in value, where appropriate.  Without a readily ascertainable market value and because of the inherent  uncertainty  of valuation,  fair value of our
Existing Portfolio investments  determined in good faith by the Board may differ significantly  from the values that would have been used by another party or had a  ready  market  existed  for  the  Existing  Portfolio  investments,  and  the differences could be material.

     We adjust  quarterly  the valuation of our portfolio to reflect the Board's determination  of the fair  value of each  Existing  Portfolio  investment.  Any changes in fair value are recorded in our statement of operations as "Net change in unrealized depreciation/appreciation on investments."

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

Changes in laws or regulations or in the  interpretations of laws or regulations could significantly affect our operations and cost of doing business.

     We are subject to  federal,  state and local laws and  regulations  and are subject to judicial and  administrative  decisions  that affect our  operations, including loan  originations,  maximum  interest rates,  fees and other charges,
disclosures  to  portfolio  companies,   the  terms  of  secured   transactions,
collection and foreclosure procedures and other trade practices.  If these laws, regulations or decisions change,  we may have to incur  significant  expenses in order to comply, or we may have to restrict our operations.  In addition,  if we do not comply with applicable laws, regulations and decisions, or fail to obtain licenses that may become  necessary  for the conduct of our business,  we may be subject  to civil  fines  and  criminal  penalties,  any of which  could  have a material  adverse  effect upon our business,  results of operations or financial condition.

RISKS RELATED TO OUR BUSINESS

We operate in a highly competitive market for investment opportunities.

     We compete with public and private funds,  commercial and investment  banks and  commercial  financing  companies to make the types of  investments  that we make.  Many of our competitors are  substantially  larger and have  considerably greater financial,  technical and marketing resources than us. For example, some competitors  may have a lower cost of funds and access to funding  sources  that are not available to us. In addition,  some of our  competitors  may have higher risk tolerances or different risk assessments, allowing them to consider a wider variety of investments and establish more  relationships  than us.  Furthermore, many of our competitors are not subject to the regulatory  restrictions that the
1940 Act imposes on us as a result of our election to be regulated as a BDC.

Closed-end investment companies' shares usually trade below net asset value.

     Shares of closed-end  investment  companies like MACC frequently trade at a discount  from net asset value and MACC's shares have  historically  traded at a discount from net asset value. At September 30, 2008,  MACC's shares traded at a
67%  discount  to their  net  asset  value.  This  characteristic  of  shares of closed-end  investment companies is separate and distinct from the risk that our per share net asset  value  will  decline.  In  addition,  due to the  following reasons,  MACC is not only different from other  closed-end  funds, is a greater risk than similar venture capital closed-end funds.

     •    First,  many  closed-end  funds  generally  are  structured to produce annual dividends to shareholders.  MACC,  however,  does not presently pay dividends but, rather, retains all income after taxes and expenses to reduce debt or fund additional  investments and thus create capital appreciation.  The return to holders  of MACC's  common  stock is thus anticipated  to be  long-term  and capital in nature.  MACC's Board of
          Directors (the "Board") will,  however,  consider payment of dividends in the future  and  reserves  the right to do so  without  shareholder approval.

     •    Second,  due to  several  factors,  including  the small  size of MACC relative  to fixed  expenses,  and the fact that much of the income of
          MACC arises through  capital gains rather than ordinary  income,  MACC has lost money (that is, had net investment  expense,  rather than new investment  income) in each of the last six years.  Many similar funds are structured to earn sufficient  current income to achieve operating income (investment income in excess of operating expenses) each year.

We may not be able to elect pass-through tax treatment in the future as planned.

     Currently, MACC is a taxable entity (a "C corporation") in order to utilize net operating loss carryforwards generated from a predecessor company as well as its operating losses. In the future,  MACC may elect to qualify for pass-through tax treatment contained in Subchapter M of the Internal Revenue Code of 1986, as
amended ("Code").  Subchapter M treatment  essentially means that certain income is taxed at the  shareholder  level  only  with no tax at the  corporate  level, although MACC may be subject to a corporate level tax on certain  built-in gains in existence at the time MACC would first become  subject to Subchapter M. It is possible that, for a number of reasons,  MACC may be unable to meet Subchapter M requirements,  or that it may also cease to qualify for pass-through  treatment, or be  subject  to a four  percent  excise  tax,  if it  fails  to make  certain distributions.  Under the 1940 Act, MACC is not permitted to make  distributions to shareholders unless it meets certain asset coverage requirements with respect to money borrowed and senior securities issued. Non-availability of pass-through tax  treatment may  potentially  have a materially  adverse  effect on the total return,  if any,  obtainable  from an  investment  in  MACC's  shares,  once net operating  loss  carryforwards  are no longer  available  and the  Subchapter  M election has become advantageous.

We are  dependent  upon our  Adviser's  and  Subadviser's  key personnel for our future success.

     We depend on the  diligence,  expertise and business  relationships  of our
Adviser and  Subadviser.  The Adviser and Subadviser  will evaluate,  negotiate, structure,  close and monitor our  investments,  subject to  supervision  by the
Board.  Our advisory  agreements  with EAM and  InvestAmerica  are short-term in nature and subject to  cancellation  on sixty days' notice.  Our future  success will depend on the continued  service of certain key  individuals of the Adviser and Subadviser. The departure of one or more of these key individuals could have a material  adverse effect on our ability to achieve our  investment  objectives and on the value of our common stock.  We will rely on certain  employees of the
Adviser  and  Subadviser,  who may devote  significant  amounts of their time to their  respective  activities  that are not related to MACC. To the extent those employees of the Adviser and Subadviser who are not committed  exclusively to us are unable to, or do not, devote sufficient  amounts of their time and energy to our affairs, our performance may suffer.

Potential significant conflicts of interest may impact our investment returns.

     All of our officers also serve in similar capacities with EAM, which serves as an  investment  adviser  to other  accounts,  and in the  future may serve as investment  adviser to other  investment  funds.  In that case, our officers may have obligations to investors in those entities,  the fulfillment of which might not be in the best  interests  of MACC or its  stockholders  or that may require them to devote time to services for such other  entities,  which could interfere with the time available to provide services to MACC. Nonetheless,  EAM is of the opinion  that  any  such  efforts  of its  officers  relative  to MACC  would be
synergistic   with  and  beneficial  to  the  affairs  of  both  MACC  and  EAM.
InvestAmerica  and its  affiliates  also serve as  investment  advisers to other funds.  It is possible that,  through the course of identifying  and structuring potential investments,  EAM may be presented with investment opportunities which could benefit certain investors in the portfolio company to the detriment of our stockholders.  For example, if

we overvalue a portfolio  company  investment,  our  investment  could benefit a portfolio  company  investor by providing  capital to the company,  and thus its investors, at below market rates.

     While  EAM  intends  to  allocate  investment  opportunities  in a fair and equitable  manner  (i.e.,  pro-rata  among  its  accounts)  consistent  with our investment  objective  and  strategies,  and  in  accordance  with  its  written allocation  procedures so that we will not be  disadvantaged  in relation to any other client,  EAM's  services  under the Advisory  Agreement are not exclusive.
Both EAM and  InvestAmerica  are free to furnish the same or similar services to other entities,  including  businesses  that may directly or indirectly  compete with us,  provided  they  notify  us prior to  agreeing  to serve as  investment adviser to another entity. In addition,  the private accounts managed by EAM and
InvestAmerica  may make  investments  similar to investments that we may pursue.
Accordingly,  EAM and/or  InvestAmerica  may have obligations to other accounts, the  fulfillment  of  which  might  not be in the  best  interests  of us or our stockholders.

     As a result of regulatory  restrictions,  we are not permitted to invest in any  portfolio  company in which the  Adviser,  the  Subadviser  or any of their respective affiliates currently has an investment.  However,  under the terms of an exemptive order granted by the SEC, under certain specified circumstances, we may invest (and make follow on investments)  in portfolio  companies at the same time and on the same terms as InvestAmerica's  affiliates.  All such investments are reviewed by our independent  directors to assure conformity to the exemptive order.

     In the course of our investing activities,  we pay management and incentive fees to EAM and InvestAmerica.  As a result,  holders of our common stock invest on a "gross" basis and receive  distributions  on a "net" basis after  expenses, resulting in, among other things,  a lower rate of return than one might achieve
through  direct  investments  in  our  portfolio  companies.   Because  of  this
arrangement,  there may be times  when the  management  teams of  either  EAM or
InvestAmerica have interests which differ from those of our stockholders, giving rise to a conflict.  For example,  if we borrow money or issue debt  instruments and thereby  increase our assets,  which in turn  increases the  management  fee payable to our Adviser, we simultaneously  increase our expenses to service such debt and thereby reduce our  stockholders'  return on their  investment in MACC.
Further,  the use of leverage  increases the  likelihood of gain (or loss) which amounts would be subject to the incentive fee we pay to our Adviser.

Our  Adviser  has no  experience  managing a BDC,  and will serve as  investment adviser to other accounts and funds,  which may create conflicts of interest not in the best interest of us or our stockholders.

     Our Adviser has no experience  serving as an  investment  adviser to a BDC.
While our Adviser  intends to allocate  investment  opportunities  in a fair and equitable manner consistent with our investment  objectives and strategies,  and in  accordance  with its written  allocation  procedures  so that we will not be disadvantaged in relation to any other client,  our Adviser's services under the
Advisory Agreement are not exclusive. EAM is free to furnish the same or similar services to other entities, including businesses that may directly or indirectly compete  with us, so long as our Adviser  notifies us prior to being  engaged to serve as investment  adviser to another fund and further  provided that any such investment  management  services  and any  co-investments  shall at all times be provided in strict accordance with rules and regulations under the 1940 Act, our
Adviser's asset  allocation  policy required  thereunder and any exemptive order applicable to MACC. In addition, the private accounts managed by our Adviser may make  investments  similar to investments that we may pursue.  Accordingly,  our
Adviser may have obligations to other investors,  the fulfillment of which might not be in the best interests of us or our stockholders,  and it is possible that our Adviser might allocate  investment  opportunities to other client,  and thus might divert attractive investment opportunities away from us.

The incentive fee payable to our Adviser may create conflicting incentives.

     Our Adviser will receive an incentive fee based, in part, upon net realized capital gains on our investments. As a result, our Adviser may have an incentive to pursue  investments that are likely to result in capital gains as compared to income-producing  securities.  Such a practice  could result in our investing in more speculative or long term securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns or longer return cycles.

     Under the Advisory Agreement with EAM, the incentive fee is calculated on a
"period  to  period"  basis,  meaning  that  changes  in the value of  portfolio investments  in subsequent  periods do not  retroactively  affect incentive fee calculations from prior periods.  Further,  the Advisory Agreement empowers  EAM with the  discretion  to  determine  when MACC  should  dispose of portfolio  investments.  This  formula  and  authority  granted  EAM  presents a conflict of interest in that it could prompt EAM to  concentrate  realized gains or losses in one  performance  measuring  period in an effort to  maximize  that period's gain (or another period's loss),  and therefore  maximize the incentive fee payment for such period, when MACC would be able to achieve greater gains if they were realized in different periods. In addition to duties imposed on EAM by the 1940 Act and other  laws,  under the terms of the  Advisory  Agreement,  the
Board of  Directors  has the  responsibility  to  monitor  the  value of  MACC's portfolio consistent with MACC's Valuation  Procedures.  These  responsibilities include  the  appropriateness  of  and  the  timing  of  recognizing  unrealized depreciation,  reversals  of  unrealized  depreciation,  and capital  losses and gains,  which  serves to mitigate  the  inherent  conflict  associated  with the
Adviser's  interest in enhancing the amount of net capital gains with respect to the calculation of the incentive fee.

If we issue senior securities,  including debt, we will be exposed to additional risks, including the typical risks associated with leverage.

     MACC may  borrow  funds from and issue  senior  debt  securities  to banks, insurance  companies or other lenders up to the limit permitted by the 1940 Act.
Currently,  MACC has borrowed funds from CRB &T consisting of the Term Loan and a revolving  loan to borrow  up to  $500,000.  Such  borrowings  cause  MACC to be leveraged.  When such  borrowings are incurred,  the lenders of these funds will have  fixed  dollar  claims  on  our  assets  superior  to  the  claims  of  our shareholders. Decreases in the value of the investments below their value at the time of acquisition would cause our net asset value to decline more sharply than it would if the funds had not been borrowed.  Any decrease in the rate of income would cause net income to decline  more  sharply than it would had the funds not been borrowed and invested.  Leverage is thus generally considered a speculative investment  technique.  Conversely,  however, the ability of MACC to achieve its investment  objectives may depend in part on its ability to acquire  leverage on favorable terms by borrowing through banks or insurance companies, and there can be no assurance that such leverage can in fact be acquired.

     MACC has not made any drawings under the revolving loan with CRB &T, but may do so during fiscal year 2009 for working  capital  purposes,  including  making follow-on investments in its portfolio companies, as further described below.

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

To protect or maintain our  portfolio  investments,  we may need to increase our investments in portfolio companies.

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

Risks Related to the Existing Portfolio

An investment strategy that includes  privately-held  companies presents certain challenges, including the lack of available information about these companies, a dependence  upon the  talents and  efforts of only a few key  portfolio  company personnel, a greater vulnerability to economic downturns and a greater inability to liquidate our investments in an advantageous manner.

     As a BDC, we invest a portion of our assets in restricted securities issued by small,  private  companies,  some of which  have  operated  at losses or have experienced  substantial  fluctuations in operating results.  There is generally little or no publicly  available  information  about such  companies and we must rely on the  diligence of our  Investment  Adviser and  Subadviser to obtain the information  necessary  to  invest  in  these  companies.  If  our  Adviser  and
Subadviser are unable to obtain all material  information about these companies, including with respect to operational, regulatory, environmental, litigation and managerial  risks,  our Adviser  and  Subadviser  may not make a  fully-informed investment decision,  and we may lose some or all of the money invested in these companies. In addition, our Adviser and Subadviser may inappropriately value the prospects of an investment,  causing us to overpay for such  investment and fail to receive an expected or projected return on its investment.

     Typically,  such  companies  depend  for their  success  on the  management talents  and  efforts of one  person or a small  group of  persons,  so that the death,  disability  or  resignation  of such  person  or  persons  could  have a materially adverse impact on them.  Moreover,  smaller companies frequently have narrower  product  lines and smaller  market shares than larger  companies  and, therefore, may be more vulnerable to competitors' actions and market conditions, as  well  as  general  economic  downturns.  Such  companies  may  face  intense
competition,   including  competition  from  companies  with  greater  financial resources, more extensive research and development, manufacturing, marketing and service capabilities,  and a larger number of qualified managerial and technical personnel.  Because these companies will generally have highly leveraged capital structures,  reduced cash flow resulting from an adverse  business  development, shifts in customer  preferences,  or an economic  downturn or the  inability  to complete a public  offering or other  financing may adversely  affect the return on, or the recovery of, our  investment in them.  Investment  in such  companies therefore  involves a high  degree of business  and  financial  risk,  which can result in  substantial  losses and,  accordingly,  should be  considered  highly speculative.  No assurance  can be given that some of our  investments  will not result in substantial or complete losses.

     Substantially  all of these  securities  will be subject to legal and other restrictions  on resale or will  otherwise  be less liquid than  publicly-traded securities. The illiquidity of these investments may make it difficult for us to sell such investments at advantageous times and prices or in a timely manner. In addition,  if we are  required to  liquidate  all or a portion of our  portfolio quickly, we may realize significantly less than the value at which we previously have  recorded  our  investments.  We also may face  other  restrictions  on our ability to liquidate an investment in a portfolio  company to the extent that we or one of our affiliates  have material  non-public  information  regarding such portfolio company.

The long-term  character of our Existing  Portfolio  investments  may negatively impact their current return and capital gains.

     Our Existing Portfolio investments yield a current return for most of their lives,  but generally only produce a capital gain, if any, from an  accompanying equity feature (which typically consists of a warrant for the purchase of common equity  securities)  after five to eight  years.  Both the  current  yield and a capital  gain  must be  achieved  on  most  investments  in  order  to meet  our investment  goals.  There can be no  assurance  that either a current  return or capital gain will actually be achieved on our investments.

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

     The Existing Portfolio generally consists of investments in debt securities with terms of two to ten years,  which we generally hold until maturity,  and we do not expect that our related  holdings of equity  securities  in the  Existing
Portfolio will provide us with  liquidity  opportunities  in the  near-term.  We expect that a majority of the New  Portfolio  will  consist of  companies  whose securities  are not  publicly-traded,  and whose  securities  will be subject to legal and other  restrictions  on resale or will  otherwise  be less liquid than publicly-traded  securities.  The  illiquidity of these  investments may make it difficult for us to sell these investments when desired. In addition,  if we are required to liquidate all or a portion of our portfolio quickly,  we may realize significantly  less than the  value at which we had  previously  recorded  these investments.  As a  result,  we do  not  expect  to  achieve  liquidity  in  our investments in the near-term.  However, to maintain our election to be regulated as a BDC, we may have to dispose of investments if we do not satisfy one or more of the  applicable  criteria  under the 1940 Act.  Our  investments  are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because  there  is no  established  trading  market  for such  investments.  The illiquidity  of a majority of our  investments  may make it difficult  for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

Risks Related to the New Portfolio

We will be  exposed  to  market  risks  associated  with  investments  in equity securities.

     Upon implementation of our new investment strategy, we will ordinarily have substantial  exposure to common  stocks and other equity  securities in pursuing our investment  objective and policies.  The market price of equity  securities, including common and preferred stocks,  may go up or down,  sometimes rapidly or unpredictably.  Equity  securities may decline in value due to factors affecting equity securities markets generally,  particular industries represented in those markets or the issuer itself,  including the historical and prospective earnings of the issuer and the value of its assets.  The values of equity  securities may decline due to general market conditions which are not specifically related to a particular  company,  such as real or  perceived  adverse  economic  conditions, changes in the general  outlook for corporate  earnings,  changes in interest or currency rates or adverse investor  sentiment  generally.  They may also decline due to factors which affect a particular  industry or industries,  such as labor shortages or increased  production  costs and competitive  conditions  within an industry.  Equity  securities,  and particularly  common stocks,  generally have greater price volatility than bonds and other debt securities.

Holders of equity  securities  have rights  which are  subordinate  to portfolio companies' other investors or debt holders.

     The New Portfolio's focus on equity securities will also expose us to risks as holders of common stock.  For example,  the interests of common  stockholders are  subordinated  to the interests of creditors or holders of debt.  Under most borrowing  arrangements,  lenders  will  have  superior  claims  to a  portfolio company's  assets,  and in the case of liquidation,  creditors may receive first priority in the distribution of a portfolio company's assets.  Furthermore,  the interests  of holders of common stock are often  subordinated  to the holders of any preferred stock.  Holders of preferred stock may have superior voting rights over holders of common stock, and they often have superior rights in the case of portfolio  company  liquidation.  Our transition to a much higher  percentage of equity  investments  will expose us to these and other risks which we previously were only minimally exposed to.

We  will  be  particularly   sensitive  to  the  risks  associated  with  equity
investments in small-cap and micro-cap companies.

     As described  above,  our equity  investments  in the New Portfolio will be focused on common stocks of small-cap and micro-cap companies. We will therefore be  particularly  sensitive to the risks  associated with small  companies.  The general risks associated with equity securities are particularly  pronounced for securities issued by companies with small market capitalizations.  Micro-cap and other small capitalization companies may offer greater opportunities for capital appreciation than larger companies,  but may also involve certain special risks.
They are more  likely than  larger  companies  to have  limited  product  lines, markets  or  financial  resources,  or  to  depend  on  a  small,  inexperienced management group.  Securities of smaller companies may trade less frequently and in lesser volume than more widely held securities and their values may fluctuate more sharply than other securities.  They may also trade in the over-the-counter market or on a regional exchange, or may otherwise have limited liquidity. These securities  may  therefore  be more  vulnerable  to  adverse  developments  than securities  of larger  companies,  and we may have  difficulty  establishing  or closing out our securities  positions in smaller  companies at prevailing market prices.  Also, there may be less  publicly-available  information  about smaller companies  or less  market  interest in their  securities  as compared to larger companies,  and it may take longer for the prices of the  securities  to reflect the full value of the issuers' earnings potential or assets.

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

Small- and micro-cap companies may rely on inexperienced management.

     Small- and micro-cap  companies may be young  companies with  inexperienced management.  The  lack  of an  experienced  management  team  may  prevent  such companies  from meeting its goals,  which may reduce the  expected  yield on our investment.

Small and micro-cap  companies may rely on a small number of key employees,  and if such employees leave the company, the company's performance may suffer.

     The success of small- and micro-cap  companies may depend on a small number of key employees.  Such  companies'  ability to retain its key employees will be important to successful  operation of such  companies.  The  unexpected  loss of services of key  employees,  or the  inability  to recruit and retain  qualified personnel in the future,  may have an adverse effect on a companies business and financial results, which could devalue our investment.

Small- and  micro-cap  companies  may operate in areas  where  rapid  technology developments may render their business obsolete.

     New technologies or improvements to old technologies may render the product lines of small- and micro-cap companies obsolete. Because such companies may not have diverse product lines, any technological development that renders a product line  obsolete may resulting a company  having no product to market,  which will severely devalue such company's securities.  Such technological developments may prevent us from meeting our expected  return on  investment  and may result in a complete loss of our investment.

Small- and  micro-cap  companies  may have  relatively  limited  product  lines, markets or financial resources.

     Small- and micro-cap  companies may have relatively  limited product lines, markets  and/or  financial  resources.  Therefore,  such  companies  may be more vulnerable  to  competitors'  actions  and  market  conditions.  Any  action  by competitors  or downturn in market  conditions  may directly  impact a company's business and financial  results.  Such  companies may face intense  competition, including  competition  from companies with greater  financial  resources,  more
extensive  research  and  development,   manufacturing,  marketing  and  service
capabilities.  Such a decline in  performance,  may result in us not meeting our expected return on investment, and may result in a complete loss of investment.

The securities of small- and micro-cap companies may be more volatile than other securities.

     Historically,  small- and  micro-cap  companies  have been more volatile in price than larger capitalized companies. Among the reasons for the greater price volatility of these  securities are the lower degree of liquidity in the markets for such stocks,  and the  potentially  greater  sensitivity  of such small- and micro-cap  companies  to changes in or failure of  management  and in many other changes in competitive,  business,  industry and economic conditions,  including risks  associated  with limited  product lines,  markets,  management  depth, or financial  resources.  Such price  volatility  may result in us not  meeting our expected return on investment.

Small and micro-cap  companies may be unable to obtain the financing required to fund necessary growth.

     Small- and micro- cap companies  may require  additional  financing  before such company can develop a product line to a point of  profitability.  Companies requiring  additional  capital  may be unable to obtain  such  capital  and as a result may not  achieve  profitability,  which may result in us not  meeting our expected return on investment and may result in a complete loss of investment.

There is limited liquidity in small and micro-cap companies.

     The liquidity of  securities in small- and micro-cap  companies may be more limited than that of other companies. The lack of liquidity may result in us not being able to dispose of the securities  when we desire,  which may result in us not being able to achieve our expected  return on investment and may result in a complete loss of investment.

The value of  securities  in small- and  micro-cap  companies may not follow the value of larger companies or general economic conditions.

     The value of securities  in small- and  micro-cap  companies may not follow the value of larger  companies or general  economic  conditions for a variety of reasons,  including,  but not limited to, such companies  having limited product lines available,  key employees misguiding the company or the company may not be able to obtain  needed  financing.  This may  result  in a small-  or  micro-cap company's  performance  suffering  when the overall  stock  market is  providing favorable  returns or when  overall  economic  conditions  are  favorable.  As a result,  our investment may not achieve our expected  return on value and we may suffer a complete loss of investment during favorable economic conditions.

Item 2.  Properties.

     MACC does not own or lease any  properties or other  tangible  assets.  Its business premises and equipment are furnished by EAM. EAM is compensated for its provision of the business  premises and equipment to MACC through the management fees paid by MACC to EAM.

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
"Shareholder Information" section of the 2008 Annual Report.

Item 6.  Selected Financial Data.

     Information  in response to this Item is  incorporated  by reference to the
"Selected Financial Data" section of the 2008 Annual Report.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
of Operation.

     Information  in response to this Item is  incorporated  by reference to the
"Management's  Discussion  and  Analysis of Financial  Condition  and Results of
Operation" section of the 2008 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     MACC  is  subject  to  market  risk  from  changes  in  market   prices  of
publicly-traded  equity securities held from time to time in the MACC investment portfolio.  At September 30, 2008, MACC had no publicly-traded equity securities in the MACC investment portfolio.

     MACC is also  subject to  financial  market  risks  from  changes in market interest rates.  MACC currently has an outstanding  note payable with a variable interest rate that is based on an independent  index.  Although this independent index is subject to changes,  the maximum  increase or decrease in the  interest rate at any one time will not exceed 1%. General interest rate  fluctuations may therefore have a material adverse effect on MACC's net investment income.

     In addition,  in the future,  MACC may from time to time opt to draw on its revolving line of credit to fund cash requirements. These future borrowings will have a variable  interest rate based on an independent  index that is subject to changes;  however,  the maximum increase or decrease in the interest rate at any one time will not exceed 1%.

     Portfolio Risks

     Pursuant to Section 64(b)(1) of the 1940 Act, a BDC is required to describe the risk factors involved in an investment in the securities of such company due to the nature of MACC's investment portfolio. Accordingly, MACC states that:

     Existing Portfolio

     The Existing  Portfolio  securities of MACC consist primarily of securities issued  by  small,  privately  held  companies.  Generally,  little or no public information  is available  concerning  the  companies in which MACC is currently invested in, and MACC must rely on the  diligence of the  Investment  Adviser to obtain the information  necessary for MACC's investment  decisions.  In order to maintain  their  status  as a BDC,  MACC  must  invest at least 70% of its total assets in the types of portfolio  investments  described by Section 55(a) of the
1940 Act, as amended.  These investments  generally are securities  purchased in private placement  transactions from small privately held companies.  Typically, the success or failure of such companies  depends on the management  talents and efforts of one person or a small group of persons, so that the death, disability or resignation of such person or persons could have a materially  adverse impact on such companies.  Moreover,  smaller companies frequently have smaller product lines and smaller market shares than larger companies and may be more vulnerable to economic  downturns.  Because  these  companies  will  generally  have highly leveraged  capital  structures,  reduced cash flows  resulting  from an economic downturn  may  adversely  affect  the  return  on, or the  recovery  of,  MACC's investments.  Investment in these companies  therefore involves a high degree of business and financial risk,  which can result in substantial  losses and should be considered speculative.

     MACC's  Existing  Portfolio  investments  primarily  consist of  securities acquired from the issuers in private transactions,  which are usually subject to restrictions on resale and are generally illiquid. No established trading market generally exists with regard to such securities, and most of such securities are not available for sale to the public without  registration  under the Securities
Act of 1933, as amended, which involves significant delay and expense.

     The  Existing  Portfolio  investments  of MACC are  generally  long-term in nature.  Some existing  investments  do not bear a current yield and a return on such  investments  will be earned only after the investment  matures or is sold.
Although  most  investments  are  structured  so as to  return a  current  yield throughout most of their term, these  investments  will typically  produce gains only when sold in five to seven years. There can be no assurance,  however, that any of MACC's investments will produce current yields or gains.

     New Portfolio

     MACC's  New  Portfolio  will  primarily  consist of equity  investments  in smaller  company growth stocks.  Investments in growth stocks  involves  certain risks,  in part,  because  the  value of the  securities  is based  upon  future expectations  that  may or may not be met.  We will  therefore  be  particularly sensitive  to the risks  associated  with small  companies.  The  general  risks associated  with equity  securities are  particularly  pronounced for securities issued by companies with small market capitalizations. Micro-cap and other small
capitalization   companies   may  offer   greater   opportunities   for  capital
appreciation than larger companies,  but may also involve certain special risks.
They are more  likely than  larger  companies  to have  limited  product  lines, markets  or  financial  resources,  or  to  depend  on  a  small,  inexperienced management group.  Securities of smaller companies may trade less frequently and in lesser volume than more widely held securities and their values may fluctuate more sharply than other securities.  They may also trade in the over-the-counter market or on a regional exchange, or may otherwise have limited liquidity. These securities  may  therefore  be more  vulnerable  to  adverse  developments  than securities  of larger  companies,  and we may have  difficulty  establishing  or closing out our securities  positions in smaller  companies at prevailing market prices.  Also, there may be less  publicly-available  information  about smaller companies  or less  market  interest in their  securities  as compared to larger companies,  and it may take longer for the prices of the  securities  to reflect the full value of the issuers' earnings potential or assets.

     The majority of our New Portfolio  investments  will primarily  consist of, securities acquired from the issuers in private transactions,  which are usually subject  to  restrictions  on  resale  and are  generally  illiquid.  Often,  no established  trading market exists with regard to such  securities,  and most of such  securities are not available for sale

to the public without registration under the Securities Act 1933, which involves significant  delay and  expense.  In  addition,  unregistered  shares  sold in a private  transaction  will typically sell at a discount to the price of publicly available registered shares.

     Operations Risks

     MACC generally  relies on portfolio  investment  divestitures and liquidity events, as well as increases in fair value of portfolio investments,  to provide for  increases in net asset value in any period.  MACC  typically  relies on the sale of portfolio companies in negotiated transactions and on the initial public offering of portfolio  company  securities to provide for  portfolio  investment divestitures and liquidity  events.  Accordingly,  a general  contraction in the markets  for  corporate  acquisitions  and/or  initial  public  offerings  could adversely  affect MACC's ability to realize capital gains, if any, from the sale of its Existing  Portfolio  company  securities.  The SEC guidelines under which
MACC operates permit the MACC Board of Directors to determine  increases in fair value of  unliquidated  Existing  Portfolio  investments  based upon a number of
factors,   including  subsequent   financings  provided  to  Existing  Portfolio
companies. Accordingly,  decreases in the supply of additional capital to MACC's
Existing  Portfolio  companies could adversely  affect MACC's ability to achieve increases, if any, in fair value of its Existing Portfolio investments.

     Interest Rate Risks

     MACC faces  risks in  relation  to changes in  prevailing  market  interest rates.  First,  at  September  30,  2008,  MACC had  outstanding  $4,750,405  in principal  amount of a note payable,  which matures in August of 2009. This note has a variable rate of interest,  and  accordingly,  changes in market  interest rates will have an effect on the amount of interest paid by MACC with respect to the note. The interest rate on the note was 6.0% as of September 30, 2008.

     Second,  MACC's Existing Portfolio  companies have or may issue debt senior to MACC's  investment.  The  payment of  principal  and  interest  due on MACC's investment, therefore, will generally be subordinate to payments due on any such senior debt. Moreover,  senior debt typically bears interest at a floating rate, whereas  MACC's  investments  generally do not. Any increase in market  interest rates  may  put  significant  economic  pressure  on  those  Existing  Portfolio companies  that have issued senior debt which bears interest at a floating rate.
Accordingly,  MACC's  ability to achieve net  operating  income and generally to realize gains from its Existing Portfolio  investments may be adversely affected by an increase in market interest rates.

Item 8.  Financial Statements and Supplementary Data.

     Information  in response to this Item is  incorporated  by reference to the financial  statements,  notes thereto and report  thereon  contained in the 2008
Annual Report.

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
Financial Disclosure.

     There are no items to report.

Item 9A(T).  Controls and Procedures.

     In  accordance  with  Item 307 of  Regulation  S-K  promulgated  under  the
Securities Act, the Chief Executive  Officer and Chief Financial  Officer of the
Company (the "Certifying  Officers") have conducted evaluations of the Company's disclosure  controls and  procedures.  As defined under  Sections  13a-15(e) and
15d-15(e) of the  Securities  Exchange  Act, the term  "disclosure  controls and procedures"  means controls and other  procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it  files  or  submits  under  the  Exchange  Act is  recorded,  processed, summarized and reported,  within the time periods  specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls  and  procedures  designed  to ensure that  information  required to be disclosed  by an  issuer  in the  reports  that it files or

submits under the Exchange Act is accumulated  and  communicated to the issuer's management,  including its principal executive officer or officers and principal financial  officer or officers,  or persons  performing  similar  functions,  as appropriate  to  allow  timely  decisions  regarding  required  disclosure.  The
Certifying  Officers  have  reviewed  the  Company's   disclosure  controls  and
procedures and have concluded that those disclosure  controls and procedures are effective as of the date of this Annual Report on Form 10-K. In compliance  with
Section  302 of the  Sarbanes-Oxley  Act of 2002 (18 U.S.C.  1350),  each of the
Certifying Officers executed an Officer's  Certification included in this Annual
Report on Form 10-K.

     As of the date of this Annual Report on Form 10-K,  there have not been any significant  changes in the  Company's  internal  controls or other factors that could  significantly  affect  these  controls  subsequent  to the  date of their
evaluation,   including  any  corrective  actions  with  regard  to  significant deficiencies and material weaknesses.

     Internal Control Over Financial Reporting

     In  accordance  with  Item 308T of  Regulation  S-K  promulgated  under the
Securities  Act, the  management of MACC is  responsible  for  establishing  and maintaining adequate internal control over financial reporting.  MACC's internal control system is a process designed to provide  reasonable  assurance to MACC's
management  and  board  of  directors   regarding  the   preparation   and  fair
presentation of published financial statements.

     MACC's  internal  control over financial  reporting  includes  policies and procedures  that  pertain to the  maintenance  of records  that,  in  reasonable detail,  accurately and fairly reflect  transactions and dispositions of assets;
provide  reasonable  assurances that  transactions  are recorded as necessary to permit  preparation of financial  statements in accordance  with U.S.  generally accepted accounting principles and that receipts and expenditures are being made only in accordance with  authorizations of management and the directors of MACC;
and provide  reasonable  assurance  regarding  prevention or timely detection of unauthorized  acquisition,  use or disposition of the Corporation's  assets that could have a material effect on our financial statements.

     All internal  control systems,  no matter how well designed,  have inherent limitations.  Therefore,  even those  systems  determined  to be  effective  can
provide  only   reasonable   assurance  with  respect  to  financial   statement
preparation   and   presentation.   Also,   projections  of  any  evaluation  of
effectiveness to future periods are subject to the risk that controls may become inadequate  because of changes in  conditions  or that the degree of  compliance with the policies or procedures may deteriorate.

     Management  assessed  the  effectiveness  of MACC's  internal  control over financial  reporting  as of  September  30,  2008.  In making  this  assessment,
management   used  the  criteria  set  forth  by  the  Committee  of  Sponsoring
Organizations  of  the  Treadway   Commission  in  Internal   Control-Integrated
Framework. Based on our assessment management believes that, as of September 30,
2008, the Corporation's  internal control over financial  reporting is effective based on those criteria.

     This  annual  report  does  not  include  an  attestation   report  of  the
Corporation's  registered public accounting firm regarding internal control over financial  reporting.  Management's report was not subject to attestation by the company's  registered  public accounting firm pursuant to temporary rules of the
Securities  and  Exchange  Commission  that permit the  company to provide  only management's report in this annual report.

     Changes in Internal Control over Financial Reporting

      There have been no significant changes in our internal control or in other factors  that  could  significantly  affect  those  controls  subsequent  to our
evaluation,   including  any  corrective  actions  with  regard  to  significant deficiencies and material weaknesses.

Item 9B.  Other Information.

     There are no items to report.

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance

     Directors and Executive Officers

     Our  business  and affairs are managed  under the  direction  of our Board.
Accordingly,  our Board provides broad  supervision over our affairs,  including supervision  of the duties  performed  by our  Adviser and  Subadviser.  Certain employees of our Adviser are  responsible  for our  day-to-day  operations.  The names,  ages and addresses of our Directors  and specified  executive  officers, together with their principal occupations and other affiliations during the past five years, are set forth below.  Each Director and officer will hold office for a one year term to which he or she is elected  and until his  successor  is duly elected and qualifies,  or until he resigns or is removed in the manner provided by law. Our Board consists of a majority of Independent Directors.  The Director who is an "interested  person" (as defined in the 1940 Act) is referred to as an
"Interested Director." The address for all Company Officers and Directors is 580
2nd Street,  Suite 102,  Encinitas,  California  92024. None of our Directors or
officers  serve as a  director  for any other  company  which (i) has a class of securities  registered  under section 12 of the Exchange Act, (ii) is subject to section  15(d) of the  Exchange  Act, or (iii) is  registered  as an  investment company under the 1940 Act; and MACC only has one investment portfolio.

Interested Director:

                               Term of
                Position(s)  Office and
     Name        Held with    Length of                             Principal Occupation(s)
   and Age      the Company  Time Served                              During Past 5 Years
--------------- ------------ ------------ ----------------------------------------------------------------------------
Gordon J.        Director  Since 2000     CFO and Chief Operating  Officer,  Roth Capital Partners,  LLC (independent
Roth, 54+                                 investment banking firm specializing in small-cap companies), 2000-present;
                                          Chairman,  Roth  & Company,  P.C.  (public  accounting  firm  located in Des
                                          Moines, Iowa), 1990-2000. Prior to that, Mr. Roth was a partner at Deloitte
                                          & Touche, a public accounting firm, in Des Moines.

+  As a member of the  Board of  Managers  of EAM,  Mr.  Roth is an  "interested person" of MACC, as that term is defined in Section 2(a)(19) of the 1940 Act.

Independent Directors:

                               Term of
                Position(s)  Office and
     Name        Held with    Length of                             Principal Occupation(s)
   and Age      the Company  Time Served                              During Past 5 Years
--------------- ------------ ------------ ----------------------------------------------------------------------------

Seng Hoo Ong,    Director       Since     Vice President,  Strategic Planning Group, Charoen Pokphand Group Indonesia
32                            October,    (agribusiness   conglomerate),   since  2003;   Associate,   Lazard  Freres
                                2008      (investment  banking  firm),  2000 - 2002. Mr. Ong received his Bachelor of
                                          Science  degree in Finance from Babson College and a Diploma in Investments from the Singapore Institute of Banking of Finance.

Geoffrey T.      Director     Director    Executive  Chairman,  Kreos Capital Limited (founded in 1997 by Mr. Woolley
Woolley, 49         and         since     to  introduce  "venture  leasing," an  asset-backed  debt  instrument  with
                 Chairman       2003,     equity  participation  to  the  European  and  Israeli  markets);  Founding
                  of the       elected    Partner,  Dominion Ventures,  Inc.;  Managing Member,  Hild Partners,  LLC;
                   Board      Chairman    Director:  BH Thermal Corp,  University  Opportunity  Fund and Utah Capital
                             April, 2004  Investment  Corporation;  Chairman of the Board:  MorAmerica (2004 - 2008),
                                          University  Venture  Fund,  Hild  Assets,  Ltd.  and  Unitus  Equity  Fund;
                                          Adviser:  Polaris  Ventures  and Von  Braun   &  Schreiber  Private  Equity.
                                          Mr. Woolley  holds an  M.B.A.  from the  University  of Utah and a B.S.  in
                                          Business   Management   with  a  Minor  in  Economics  from  Brigham  Young
                                          University.

James W.         Director       Since     Principal,   Eiler  Capital  Advisors  (Investment  Banking),  since  2007;
Eiler, 57                     January,    Managing  Director,  First National  Investment Bank (Investment  Banking),
                                2008      2007;  Managing  Partner,   Cybus  Capital  Markets  (Investment  banking),
                                          2004-2007;   Senior  Vice  President,   John  Deere  Credit   (Agricultural
                                          Financial  Services),  1999-2004.  Mr.  Eiler holds an M.S. in Ag Economics and a B.S. in Ag Business from Iowa State University.

Michael W.       Director    Since 1994   Director,  MorAmerica (1994 - 2008); C.E.O. (since 1980), President and CEO
Dunn, 59                                  and Director (since 1983),  Farmers  & Merchants Savings Bank of Manchester,
                                          Iowa.

Officers:

                               Term of
                               Office
                               and
                  Position(s)  Length
      Name         Held with   of Time                              Principal Occupation(s)
    and Age       the Company   Served                                During Past 5 Years
----------------- ------------ ---------- ----------------------------------------------------------------------------

Travis             President   Since       President  and Chief  Investment  Officer of EAM, a firm he  co-founded  in
Prentice, 33        and CEO    April,      2007. In addition,  he serves as portfolio manager for the firm's Micro Cap
                                 2008      Growth and Ultra Micro Cap Growth investment strategies.  Prior to founding
                                           EAM, Mr. Prentice was a Partner,  Managing  Director and Portfolio  Manager
                                           with  Nicholas-Applegate  Capital  Management  where he had lead  portfolio management  responsibilities for their Micro and Ultra Micro Cap investment strategies and a senior role in the firm's US  Micro/Emerging  Growth team.
                                           He brings ten years of  institutional  investment  experience from Nicholas
                                           Applegate  where he  originally  joined  in 1997.  He  holds a  Masters  in
                                           Business  Administration  from San Diego State University and a Bachelor of
                                           Arts in Economics and a Bachelor of Arts in Psychology  from the University of Arizona.

Derek Gaertner,      Chief     Since       Vice  President and Chief  Operating/  Compliance  Officer of EAM. Prior to
37                 Financial   April,      joining EAM in 2007, Mr. Gaertner was the Chief Financial Officer of Torrey
                    Officer      2008      Pines Capital Management,  a global long/short equity hedge fund located in
                    and CCO                San Diego,  California.  He was also  responsible for overseeing the firm's regulatory  compliance  and operations  functions.  Prior to joining Torrey
                                           Pines  Capital  Management  in 2004,  Mr.  Gaertner  was a Tax Manager with
                                           PricewaterhouseCoopers  LLP.  He has  over 8  years  of  public  accounting experience  in both  the  audit  and tax  departments.  Mr.  Gaertner  is a
                                           Certified  Public  Accountant  and has a Bachelors of Science in Accounting
                                           from the  University  of  Southern  California  and  Masters  of Science in
                                           Taxation from Golden Gate University, San Francisco.

Montie L.          Treasurer   Since       Senior Vice President and Portfolio Manager of EAM, a firm he co-founded in
Weisenberger          and      April,      2007. Mr.  Weisenberger has primary portfolio  management  responsibilities
40                 Secretary     2008      for the firm's Small Cap Growth investment strategy. Prior to founding EAM,
                                           Mr.  Weisenberger  was a Senior Vice  President  and  Portfolio  Manager at
                                           Nicholas   Applegate  Capital   Management  where  he  had  lead  portfolio
                                           management  responsibilities  for the firm's  Traditional  Small-to-Mid Cap
                                           Growth  strategy and was a senior  member of the firm's US Micro / Emerging
                                           Growth  team  since  2001.  Prior to  joining  Nicholas  Applegate  Capital
                                           Management,  Montie was a research  analyst at Adams,  Harkness  & Hill, now
                                           Cannacord Adams, an emerging growth investment bank located in Boston,  MA.
                                           Mr. Weisenberger also spent more than five years as a finance and strategic management  consultant,  most  recently as a manager  with KPMG,  LLP.  Mr.
                                           Weisenberger   brings  more  than  twelve  years  of  combined   investment
                                           management   and  financial   analysis   experience  to  Eudaimonia   Asset
                                           Management.  He holds a Masters in Business Administration and a Masters in
                                           Health  Administration from Georgia State University and a Bachelor of Arts in Business Administration from Flagler College.

Common Stock Ownership of Directors

     The following table represents,  as of November 30, 2008 and based upon the closing price as reported by Nasdaq on November 30, 2008, the dollar range value of  equity  securities  beneficially  owned  (as that  term is  defined  in Rule
16a-1(a)(2)  of the  Exchange  Act) by each  Director  of  MACC.  In the  table,
"Interested  Director"  indicates  Directors  who do not meet the  definition of
"independent  director"  provided in the rules applicable to companies listed on the Nasdaq Capital  Market.  In contrast,  "Independent  Directors" do meet such qualification.

                                                                                          Aggregate Dollar Range
               Name of                            Dollar Range of Equity            of Equity Securities in all Funds
         Independent Director                       Securities in MACC                       in Fund Complex+
--------------------------------------- ------------------------------------------- -----------------------------------

             Seng Hoo Ong                                  None                                    None
           Michael W. Dunn                          $10,001 - $50,000                       $10,001 - $50,000
            James W. Eiler                             $1- $10,000                             $1- $10,000
         Geoffrey T. Woolley                          Over $100,000                           Over $100,000

                                                                                          Aggregate Dollar Range
               Name of                            Dollar Range of Equity            of Equity Securities in all Funds
         Interested Director                        Securities in MACC                       in Fund Complex+
--------------------------------------- ------------------------------------------- -----------------------------------

            Gordon J. Roth                           $10,001- $50,000                        $10,001- $50,000

+ MACC consists of only one investment portfolio.

Audit Committee

     The Board has a standing Audit Committee which makes recommendations to the
Board regarding the engagement of the independent  registered  public accounting firm for  audit  and  non-audit  services;  evaluates  the  independence  of the auditors and reviews with the independent  auditors the fee, scope and timing of audit  and  non-audit  services.  The  Audit  Committee  also  is  charged  with monitoring our Policy Against  Insider Trading and Prohibited  Transactions  and
our Code of Conduct.  The Audit Committee  presently consists of Michael W. Dunn
(Chair),  Geoffrey  T.  Woolley  and James W.  Eiler.  Each  member of the Audit
Committee is considered "independent" under applicable NASDAQ listing standards.
The Board has  determined  that James W. Eiler is an Audit  Committee  financial expert. The Audit Committee held four meetings in Fiscal Year 2008.

Investment and Valuation Committee

     The  Investment  and  Valuation  Committee  assists the full Board with the periodic  valuation  of our  investment  securities  and with  oversight  of our investment  portfolio  and evaluates  any proposed  revisions to our  investment policy. The Investment and Valuation  Committee also assures compliance with our valuation policy and policies  regarding  investments made in participation with other funds managed by InvestAmerica,  with entities controlling,  controlled by or under  common  control with  InvestAmerica,  and with other  affiliates.  The voting  members of the  Investment  and Valuation  Committee  presently  include
Michael W. Dunn,  James W. Eiler and Gordon J. Roth  (Chair).  Mr.  Dunn and Mr.
Eiler are  independent  under  NASDAQ  listing  standards.  The  Investment  and
Valuation Committee held three meetings in Fiscal Year 2008.

Corporate Governance / Nominating Committee

     The Corporate Governance/Nominating Committee was appointed by the Board to identify and recommend  approval of all Director  nominees to be voted on at the
Annual Stockholders'  Meetings, to recommend corporate governance guidelines for the Company, to lead the Board in its annual review of the Board's  performance, and to

recommend  to the Board  nominees  for each  committee  of the Board.  On
December  22,  2003,  the Board  approved  the  Corporate  Governance/Nominating
Committee Charter, which was last revised on October 9, 2008.

     The  Corporate  Governance/Nominating  Committee  may seek input from other
Directors  or  senior  management  in  identifying  candidates.  Under our Third
Amended and  Restated  Bylaws,  stockholders  desiring  to nominate  persons for election as  Directors or to propose  other  business  for  consideration  at an annual  meeting  must notify the  Secretary  of MACC in writing not less than 60 days,  nor more than 90 days,  prior to the date on which MACC first  mailed its proxy materials for the prior year's annual meeting.

     The qualifications  used in evaluating  Director candidates include but are not limited to: independence,  time commitments,  attendance, business judgment, management,  accounting, finance, industry and technology knowledge, as well as, personal and  professional  ethics,  integrity and values.  In addition,  as set forth in its Charter,  the Corporate  Governance/Nominating  Committee  believes that  having  directors  with  relevant  experience  in business  and  industry, government,  finance and other areas is beneficial to the Board as a whole.  The
Corporate  Governance/Nominating Committee further reviews the qualifications of any  candidate  in the context of the current  composition  of the Board and the needs of MACC.  The same  identifying  and  evaluating  procedures  apply to all candidates for director nomination,  whether nominated by stockholders or by the
Corporate Governance/Nominating Committee.

     The  Corporate  Governance/Nominating  Committee  also:  (i)  oversees  the formulation  of, and  recommends  for adoption to the Board,  a set of corporate governance  guidelines;  (ii) periodically  reviews and reassesses the corporate governance  guidelines  and  recommends  appropriate  changes  to the  Board for approval;  (iii) reviews and approves annually the MACC's  compensation  program for  service  on the Board or any of its  committees;  (iv)  performs  an annual assessment  of the  Board's  performance  and  periodically  reports  its  Board assessments  to the Board;  (v)  annually  reviews and  assesses its Charter and makes  recommendations  of  appropriate  changes  to the  Board;  (vi)  performs periodic reviews of all Board committee structure and governance charters; (vii)
recommends appropriate changes to Board committee composition and responsibility to the Board; and (viii) reviews any conflicts of interest.

     The  Corporate  Governance/Nominating  Committee  consists  of  Geoffrey T.
Woolley  (Chair),  James W. Eiler and Michael Dunn. All members of the Corporate
Governance/Nominating  Committee are considered  "independent"  under applicable
NASDAQ listing standards. The Corporate Governance/Nominating Committee held two meetings in Fiscal Year 2008.

Code of Ethics

     The  Company,  the Adviser and the  Subadviser  have each adopted a code of ethics under Rule 17j-1 of the 1940 Act,  which is  applicable  to the officers,
Directors  and  designated  employees  of  the  Company,  the  Adviser  and  the
Subadviser   (collectively,   the  "Codes  of   Ethics").   Subject  to  certain
limitations, the Codes of Ethics permit those officers, Directors and designated employees of the Company, the Adviser and the Subadviser (the "Covered Persons")
to invest in securities,  including  securities that may be purchased or held by the Company. The Codes of Ethics contain provisions and requirements designed to identify and address certain  conflicts of interest between personal  investment activities  of Covered  Persons and the  interests  of the  investment  advisory clients of the  Adviser  and the  Subadviser  such as the  Company.  Among other things, the Codes of Ethics prohibit certain types of transactions  absent prior approval, impose time periods during which personal transactions may not be made in certain securities, and requires submission of duplicate broker confirmations and statements and quarterly reporting of securities transactions. Exceptions to these and other  provisions  of the Codes of Ethics may be granted in particular circumstances after review by appropriate personnel.

     The  Codes of  Ethics  can be  reviewed  and  copied  at the  SEC's  Public
Reference  Room in Washington,  D.C.  Information on the operation of the Public
Reference Room may be obtained by calling the SEC at (202)  942-8090.  The Codes of Ethics are also available on the EDGAR database on the SEC's internet site at
www.sec.gov,  and, upon payment of a duplicating  fee, by electronic  request at the following e-mail address:  publicinfo@sec.gov or by writing the SEC's Public
Reference Section, Washington, D.C. 20549-0102.

Section 16(a) Beneficial Ownership Reporting Compliance

     Pursuant to Section  16(a) of the Exchange  Act,  officers and directors of the Company and persons  beneficially owning 10% or more of the Company's Common
Stock (collectively,  "reporting persons") must file reports on Forms 3, 4 and 5 regarding  changes in their holdings of the Company's equity securities with the
Securities and Exchange Commission ("SEC"). Based solely upon a review of copies
of  these  reports  sent  to  the  Secretary  of  the  Company   and/or  written
representations  from reporting  persons that no Form 5 was required to be filed with respect to Fiscal Year 2008, the Company  believes that all Forms 3, 4, and
5 required to be filed by all  reporting  persons have been  properly and timely filed with the SEC with the exception of the Form 3 filed for Director  James W.
Eiler.

Item 11.  Executive Compensation.

Compensation of Directors

     The  compensation  of our  Directors is governed by a  compensation  policy adopted via resolution of the Board on February 24, 2004 and amended on July 18,
2006 (the  "Compensation  Policy").  The Compensation  Policy provides that: (i)
Directors of MACC who are also officers or directors of our  investment  adviser receive no compensation for serving on the Board; (ii) the Chairman of the Board receives  an annual  retainer  of  $24,000;  (iii) all other  outside  Directors receive an annual retainer of $8,000;  (iv) all outside Directors other than the
Chairman of the Board receive  $1,000 for each Board meeting  attended  (whether such  attendance is in person or by telephone) if the meeting is scheduled as an in-person  meeting and $500 for each Board meeting  attended by telephone if the meeting is scheduled to be held by teleconference;  (v) all Directors other than the  Chairman of the Board  receive  $250 for each  committee  meeting  attended
(whether such attendance is in person or by telephone) if the committee  meeting is  scheduled  as an  in-person  meeting  and $250 for  each  committee  meeting attended by telephone if the meeting is scheduled to be held by  teleconference;
and (vi) we reimburse all reasonable  expenses of the Directors and the Chairman of the Board in attending Board and committee meetings.  Directors' meetings are normally held on a quarterly basis, with additional meetings held as needed. All
Director compensation is payable quarterly, in arrears.

     The  following  table sets forth the  details of the  compensation  paid to
Directors  during  Fiscal  Year 2008.  MACC  presently  maintains  no pension or retirement plans for its Directors.

                                                          Aggregate Compensation
            Name and Position                                  From MACC(1)

Geoffrey T. Woolley                                              $24,000
Chairman of the Board
Benjamin Jiaravanon(2)                                              $0
Jasja De Smedt Kotterman(3)                                       $2,000
Michael W. Dunn                                                  $14,250
Gordon J. Roth                                                   $13,250
Seng Hoo Ong (4)                                                    $0
James W. Eiler                                                   $10,500
------------------------------
(1)  Consists only of directors' fees and does not include reimbursed  expenses.
     MACC presently maintains no pension or retirement plans for its Directors.
(2)  Mr.  Jiaravanon  resigned as Director,  effective  October 9, 2008.
(3)  Ms. Kotterman did not stand for re-election at the 2008 Annual Meeting.
(4)  Mr. Ong was appointed to replace Mr. Jiaravanon's  position on the Board on
     October 9, 2008.

Compensation of Executive Officers Discussion and Analysis

     The Company has no employees  and does not pay any  compensation  to any of its officers.  The Company has not compensated its executive  officers in any of the last three fiscal  years.  The Company does not provide any of bonus,  stock options,  stock appreciation rights,  non-equity incentive plans,  non-qualified deferred  compensation or pension benefits to its executive  officers.  Further, the Company has no agreements  with any officer  pertaining to change in control payments.  All of the Company's  officers and staff are employed by the Adviser, which pays all of their cash compensation.

Compensation Committee Interlocks and Insider Participation

     The Company  does not have a separate  compensation  committee  utilized to determine  the  appropriate  compensation  payable  to the  Company's  executive
officers  and  Directors  due  to  the  size  of  the  Company.   The  Corporate
Governance/Nominating  Committee,  however,  is  responsible  for,  among  other things, annually reviewing and approving the Company's compensation policies for
Directors.  The members of the  Corporate  Governance/Nominating  Committee  for
Fiscal Year 2008 were Geoffrey T. Woolley (Chair), James W. Eiler and Michael W.
Dunn.  All  members  of  the  Corporate   Governance/Nominating   Committee  are
considered  "independent" under applicable NASDAQ listing standards.  No members of the  Committee  have ever served as officers or employees of the Company.  No executive  officers of the Company  served,  during  Fiscal Year 2008:  (i) on a compensation  committee of another entity which had an executive officer serving on the Corporate Governance/Nominating  Committee; (ii) as a director of another
entity   which   had   an   executive   officer   serving   on   the   Corporate
Governance/Nominating  Committee;  or  (iii)  as  a  member  of  a  compensation committee  of another  entity  which had an  executive  officer  who served as a
Director of the Company.

Compensation Committee Report

     The Corporate Governance/Nominating Committee has not reviewed or discussed with the Company's  management the Compensation of Executive Officers Discussion and Analysis set forth above  because the  Company's  standing  policy is to not compensate executive officers. The Corporate Governance/Nominating Committee did recommend to the Board of Directors that the Compensation of Executive  Officers
Discussion and Analysis be included in this report on Form 10-K.

                           CORPORATE GOVERNANCE /
                           NOMINATING COMMITTEE:
                           Geoffrey T. Woolley, Chair
                           Michael W. Dunn
                           James W. Eiler

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
Related Stockholder Matters.

     Common Stock Ownership

     As of November 30, 2008, there were  2,464,621shares of Common Stock issued and  outstanding.  Because  they  serve  as  our  investment  advisers,  EAM,  a
California  limited liability  company located at 580 Second Street,  Suite 102,
Encinitas,  California 92024, and InvestAmerica,  a Delaware corporation located at 101 Second  Street  S.E.,  Suite 800,  Cedar  Rapids IA 52401,  are deemed to control us, within the meaning of the 1940 Act.  Additionally,  Atlas Management
Partners,  LLC ("Atlas"),  Bridgewater  International  Group,  LLC ("BIG"),  Mr.
Benjamin  Jiaravanon  (a  former  Director  of  the  Company)  and  Mr.  Timothy
Bridgewater control the Company through either direct or beneficial ownership of
804,689 of the Company's  shares,  which as of November 30, 2008 comprise 32.65%
of the Company's issued and outstanding stock. Atlas and BIG are organized under the laws of the State of Utah.

     Our officers and directors,  eight in number as a group,  beneficially  own
242,099 Shares  together,  equal to 9.82% of our outstanding  Common Stock.  The following  table sets forth certain  information  as of November 30, 2008,  with respect to the Common Stock  ownership  of: (i) those persons or groups (as that term is used in Section  13(d)(3) of the Exchange Act who  beneficially own more than 5% of the Common  Stock,  and (ii) each  Director  of the  Company.  Unless otherwise  indicated,  the addresses for the persons  listed in the table is 580
Second Street, Suite 102, Encinitas, California 92024.

               Name and Address                    Amount and Nature of    Percent of Class of
              of Beneficial Owner                  Beneficial Ownership    Voting Common Stock
------------------------------------------------ ------------------------- ------------------------

Atlas Management Partners, LLC (1)
One South Main Street, Suite 1660,
Salt Lake City, Utah 84133                               804,689                   32.65%

Bridgewater International Group, LLC (1)
10500 South 1300 West,                                   804,689                   32.65%
South Jordan, Utah 84095

Timothy A. Bridgewater (1)
10500 South 1300 West                                    817,789                   33.18%
South Jordan, Utah 84095

Benjamin Jiaravanon (1)
Ancol Barat, J1 Ancol VIII, No.1                         804,689                   32.65%
Jakarta 14430 Indonesia

Geoffrey T. Woolley                                      151,314                    6.14%

Gordon J. Roth(2)                                         34,201                    1.38%

Michael W. Dunn                                           46,584                    1.89%

Seng Hoo Ong                                                0                        0%

James W. Eiler                                            10,000                    0.04%

All Officers and Directors as a Group                    242,099                    9.82%

(1)  The foregoing  information with respect to Atlas,  BIG, Mr.  Jiaravanon and
     Mr.  Bridgewater  is based upon  Amendment  No. 1 to  Schedule  13D,  dated
     September 30, 2003, as subsequently  amended  February 13, 2004,  April 28,
     2005 and  April  30,  2005,  filed by Atlas,  BIG and  others  with the SEC
     (collectively,  the  "Atlas  Group  13D").  The Atlas  Group 13D  disclosed control over 804,689 shares of Common Stock owned by BIG (the "BIG Shares")
     is governed by a Shareholder and Voting  Agreement dated September 29, 2003 among Atlas, BIG and Kent Madsen (the "Shareholder Agreement"). The term of the Shareholder  Agreement  extends to March 1, 2010 and may be extended in certain  circumstances;  however,  the  Shareholder  Agreement  may also be terminated at any time by any party. Under the Shareholder  Agreement,  BIG appointed  Atlas  as its  limited  proxy to vote  the BIG  Shares,  but BIG retains all other incidents of ownership of the stock, including beneficial ownership and dispositive  power.  The Shareholder  Agreement also provides
     Atlas with certain  rights of first refusal  respecting  the BIG Shares and limits BIG's ability to otherwise dispose of the BIG Shares.  Pursuant to a
     Mutual  Release and Waiver of Claims and  Termination  of  Shareholder  and
     Voting  Agreements  among Atlas, BIG and the former managers of Atlas dated
     April 28,  2005 and filed as part of the Atlas  Group 13D,  certain  former managers  of Atlas,  including  Geoffrey  Woolley  (the  Chairman of MACC's
     Board) and Kent Madsen,  no longer have any  interests in Atlas and have no voting rights respecting the BIG Shares.

     As voting Managing  Director of Atlas,  Mr.  Bridgewater has shared control over the voting  power  granted to Atlas  under the  Shareholder  Agreement respecting  the BIG  Shares,  subject  to the  parties'  rights  under  the
     Shareholder Agreement. Mr. Bridgewater is also Managing Director of BIG and in that capacity has shared  control over the voting power granted to Atlas under the Shareholder  Agreement respecting the BIG Shares,  subject to the parties'  rights under the  Shareholder  Agreement.  Mr.  Bridgewater  also individually  owns 13,100 shares of Common Stock,  according to reports Mr.
     Bridgewater  has  filed  with  the SEC  pursuant  to  Section  16(a) of the
     Exchange Act. As the sole Managing Member of BIG, Mr. Jiaravanon has shared control  over the  voting  power  granted  to Atlas  under the  Shareholder
     Agreement  respecting the BIG Shares,  subject to the parties' rights under the Shareholder  Agreement.  BIG is a wholly owned subsidiary of Aleksin, a corporation organized under the laws of the British Virgin Islands. Aleksin
     is  a  wholly-owned   subsidiary  of  Maze  Industrial  Ltd.  ("Maze"),   a
     corporation organized under the laws of the British Virgin Islands. Maze is
     100% owned by Sumet Jiaravanon, an individual.

(2)  Mr.  Gordon  Roth  individually  owns 5,151  shares of Common  Stock.  Roth
     Capital  Partners,  LLC,  in which Mr.  Roth has  shared  control of voting power, owns 29,050 shares of Common Stock.

Item  13.  Certain   Relationships  and  Related   Transactions,   and  Director
Independence.

     Investment Adviser and Certain Business Relationships

     MACC entered into the Advisory  Agreement with EAM on April 29, 2008, which was approved by the MACC shareholders at the 2008 Annual  Shareholders  Meeting.
EAM is registered as an investment  adviser under  California law and is subject to the reporting  and other  requirements  thereof.  EAM's address is 580 Second
Street, Suite 102, Encinitas, California 92024.

     The  Advisory  Agreement  provides  that  EAM  is  entitled  to  receive  a
Management  Fee equal to an annual rate of 2.0% of Assets Under  Management  (as defined in the Advisory  Agreement).  In addition to the Management  Fee, EAM is entitled to receive the Incentive Fee in an amount equal to (i) 20.0% of the net capital gains,  before taxes,  attributable to MACC's New Portfolio (which would include any follow-on investments made to the Existing Portfolio) and (ii) 13.4%
of the  Net  Capital  Gains,  before  taxes,  attributable  to  MACC's  Existing
Portfolio  (as defined in the Advisory  Agreement).  The amount of the Incentive
Fee and all incentive  compensation in any fiscal year, may not exceed the limit prescribed by Section  205(b)(3) of the Investment  Advisers Act of 1940.  Total
Management  Fees  under the  Advisory  Agreement  paid to EAM for the year ended
September  30, 2008 were $32,921.  There were no incentive  fees accrued or paid under the Advisory Agreement to EAM in the fiscal year ended September 30, 2008.

     MACC,  EAM and  InvestAmerica  are also parties to a Subadvisory  Agreement dated April 29, 2008 ("Subadvisory Agreement") and approved by MACC shareholders at the 2008 Annual  Shareholders  Meeting.  The address of the Subadviser is 101
Second Street S.E., Suite 800, Cedar Rapids,  Iowa 52401.  From MACC's inception in 1995  through  2004,  and  then  from  July  2005  through  April  29,  2008,
InvestAmerica  was the investment  adviser to MACC.  Pursuant to the Subadvisory
Agreement,  InvestAmerica  has been  retained to monitor and manage the Existing
Portfolio,  including  exits,  preparation of valuations,  follow-on  investment
analysis  and   recommendations   and  other   portfolio   management   matters.
InvestAmerica  also currently provides certain accounting and financial services for  MACC.  During  the  first  three  months  of the  term  of the  Subadvisory
Agreement,  EAM  paid  InvestAmerica  a  management  fee  equal  to  75%  of the
Management Fee received by EAM under the Advisory Agreement  attributable to the
Existing Portfolio.  For the remainder of the term of the Subadvisory Agreement,
EAM will pay  InvestAmerica  a management fee equal to 50% of the Management Fee received  by EAM under  the  Advisory  Agreement  attributable  to the  Existing
Portfolio. The amount of the incentive fee payable by EAM to InvestAmerica under the Subadvisory Agreement is 100% of the incentive fee received by EAM under the
Advisory  Agreement  attributable  to the Existing  Portfolio.  The  Subadvisory
Agreement does not result in any additional  expense to MACC.  Total  Management
Fees under the  Subadvisory  Agreement paid to  InvestAmerica  for the year that ended  September 30, 2008 were $98,763.  There were no incentive fees accrued or paid under the Subadvisory  Agreement to  InvestAmerica in the fiscal year ended
September 30, 2008.

     Mr.  Travis  T.  Prentice,  President  and  CEO of MACC  is a  founder  and
President of EAM. Mr. Montie L. Weisenberger, Treasurer and Secretary of MACC is
a founder and Senior Vice President of EAM. Mr. Derek  Gaertner Chief  Financial
Officer and Chief Compliance Officer of MACC is Vice President of EAM.

     Prior to the merger of MorAmerica  into MACC, MACC and MorAmerica were each
parties  to  investment   advisory   agreements  (the  "IAIA  Agreements")  with
InvestAmerica  which both  terminated on April 29, 2008.  Three of MACC's former officers are officers and  stockholders  of  InvestAmerica.  The  management fee under the IAIA  Agreements  was equal to an annual rate of 1.5% of Assets  Under
Management (as defined in the IAIA Agreements),  payable in arrears. In addition to the management  fee, MACC and MorAmerica  each contracted to pay an incentive fee of 13.4% of their  respective  Net  Capital  Gains (as  defined  in the IAIA
Agreements),  before taxes.  Capital losses and realized  capital gains were not cumulative  under the incentive  fee  computation.  Payments for incentive  fees resulting  from noncash  gains were  deferred  until the assets are sold.  Total management  fees under the IAIA  Agreements  amounted to  $150,773  for the year ended  September  30,  2008.  Incentive  fees  earned  and paid  under  the IAIA
Agreements were $0 and $232,499,  respectively, for the year ended September 30,
2008.

     Independent Directors

     The following  Directors of the Company meet the definition of "independent director" provided in the independence  standards applicable to companies listed on the Nasdaq Capital Market (the  "Independence  Standards"):  Michael W. Dunn,
James W. Eiler, Geoffrey T. Woolley, Seng Hoo Ong.

Item 14.  Principal Accounting Fees and Services.

     The following table presents fees paid for professional  services  rendered by KPMG LLP ("KPMG"),  the Company's  independent  registered  public accounting firm, for fiscal Year 2007 and for the fiscal year ending September 30, 2008:

             Fee Category                             Fiscal Year 2008 Fees                 Fiscal Year 2007 Fees
----------------------------------------           ----------------------------          ----------------------------
                                                             $75,500                               $71,225
Audit Fees
                                                               -0-                                   -0-
Audit-Related Fees
                                                             $14,900                               $22,700
Tax Fees
                                                               -0-                                   -0-
All Other Fees
                                                   ----------------------------          ----------------------------

                                      -28-

                                                             $90,400                               $93,925
Total Fees

     Audit Fees were for  professional  services  rendered  for the audit of the
Company's  financial  statements and review of the interim financial  statements included in quarterly reports and services that are normally provided by KPMG in connection  with  statutory and regulatory  filings or  engagements  and include quarterly reviews and security counts.

     Audit-Related  Fees  were  for  assurance  and  related  services  that are reasonably  related to the  performance  of the audit or review of the Company's financial  statements  and are not reported  under "Audit Fees." These  services include accounting consultations in connection with acquisitions,  consultations concerning financial accounting and reporting standards.

     Tax  Fees  were  for   professional   services  for   federal,   state  and
international   tax  compliance,   tax  advice  and  tax  planning  and  include
preparation  of federal and state  income tax returns,  and other tax  research, consultation, correspondence and advice.

     All Other Fees are for services other than the services reported above. The
Company  did not pay any fees for such  other  services  in fiscal  year 2008 or fiscal year 2007.

     The Audit  Committee has concluded the provision of the non-audit  services listed above is compatible with  maintaining the  independence of KPMG. KPMG did not bill the Company's  investment  adviser,  EAM, for any non-audit services in either fiscal year 2008 or fiscal year 2007.

Policy  on Audit  Committee  Pre-Approval  of Audit  and  Permissible  Non-Audit
Services of Independent Registered Public Accounting Firm

     The  Audit  Committee  pre-approves  all audit  and  permissible  non-audit services  provided by the independent  registered  public accounting firm. These services may include audit services,  audit-related  services,  tax services and other services.  Pre-approval  is generally  provided for up to one year and any pre-approval  is detailed as to the  particular  service or category of services and is generally  subject to a specific  budget.  The  independent  auditors and management are required to periodically  report to the Audit Committee regarding the extent of services  provided by the independent  auditors in accordance with this  pre-approval,  and the fees for the services  performed to date. The Audit
Committee may also pre-approve particular services on a case-by-case basis.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Report:

     (1) Balance Sheet at September 30, 2008
         Statement of Operations for the year ended September 30, 2008
         Statements  of Changes in Net Assets for the years ended  September 30,
         2008 and September 30, 2007  Statement of Cash Flows for the year ended
         September   30,  2008  Notes  to  Financial   Statements   Schedule  of
         Investments  as  of  September  30,  2008  Notes  to  the  Schedule  of
         Investments The Report of the Independent  Registered Public Accounting
         Firm with respect to the financial statements listed above.

     (2) No  financial  statement  schedules  of the Company are filed  herewith because (i) such  schedules  are not  required or (ii) the  information required has been presented in the aforementioned  financial statements and schedule of investments.

     (3) The following  exhibits are filed herewith or incorporated by reference as set forth below:

         3(i).1(1) Certificate of Incorporation of the Company.
         3(i).2(2) Articles of Amendment to the Certificate of  Incorporation of
                  the Company.  3(ii)(3)  Third Amended and Restated  By-Laws of
                  the Company.
         10.1(4)  Investment  Advisory  Agreement  between MACC Private Equities
                  Inc.  and  Eudaimonia  Asset  Management,  LLC dated April 29,
                  2008.
         10.2(4)  Investment Subadvisory Agreement among the Company, Eudaimonia
                  Asset Management,  LLC and InvestAmerica  Investment Advisors,
                  Inc. dated April 29, 2008
         10.3(5)  Term  Loan and Line of  Credit  Agreement  by and  among  MACC
                  Private  Equities  Inc.  successor  in interest to  MorAmerica
                  Capital  Corporation  and Cedar Rapids Bank and Trust  Company
                  dated August 30, 2007.
         13       2008 Annual Report to Stockholders.
         14(6)    Code of Business Conduct and Ethics
         31.1     Section 302 Certification of Travis T. Prentice (President).
         31.2     Section 302 Certification of Derek Gaertner (CFO).
         32.1     Section 906 Certification of Travis T. Prentice (President).
         32.2     Section 906 Certification of Derek Gaertner (CFO).

          (1) Incorporated by reference to the Quarterly Report on Form 10-Q for the  quarterly  period ended March 31, 1997,  as filed with the SEC on
          May 14, 1997.

          (2) Incorporated by reference to the Quarterly Report on Form 10-Q for the  quarterly  period ended June 30,  2005,  as filed with the SEC on
          August 15, 2005.

          (3)  Incorporated  by reference to the Current  Report on Form 8-K, as filed with the SEC on October 14, 2008.

          (4)  Incorporated  by reference to the Current  Report on Form 8-K, as filed with the SEC on May 1, 2008.

          (5)  Incorporated  by reference to the Current  Report on Form 8-K, as filed with the SEC on September 6, 2007.

          (6) Incorporated by reference to Exhibit 99.1 to the Current Report on
          Form 8-K, as filed with the SEC on October 14, 2008.

(b)  Exhibits

     See (a)(3) above.

(c)  Financial Statement Schedules

     See (a)(1) and (a)(2) above.

                                   SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 19, 2008.

                                    /s/ Travis T. Prentice
                                   ---------------------------------------------
                                   Travis T. Prentice
                                   President and CEO

                                    /s/ Derek Gaertner
                                   ---------------------------------------------
                                   Derek Gaertner
                                   Chief Financial Officer and
                                   Chief Compliance Officer

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

                  Signature                                                                  Date
                  ---------                                                                  ----

/s/ Geoffrey T. Woolley                                                                December 19, 2008
-----------------------
Geoffrey T. Woolley, Chairman of the
Board

/s/ Michael W. Dunn                                                                    December 19, 2008
-------------------
Michael W. Dunn, Director

/s/ Seng Hoo Ong                                                                       December 19, 2008
----------------
Seng Hoo Ong, Director

/s/ James W. Eiler                                                                     December 19, 2008
------------------
James W. Eiler, Director

/s/ Gordon J. Roth                                                                     December 19, 2008
------------------
Gordon J. Roth, Director