Form 10-Q
period 2008-12-31
MACC PRIVATE EQUITIES INC
filed 2009-02-17
CIK 923808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)

     |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
          ACT OF 1934

                For the quarterly period ended December 31, 2008

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
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (760) 479-5080
                                 --------------
              (Registrant's telephone number, including area code)

       ------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing
requirements for the past 90 days. Yes |X| No [ ]

Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated filer, a non-accelerated  filer, or a smaller reporting company. See the definitions of "large accelerated  filer,"  "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                             Accelerated filer [ ]
Non-accelerated filer |X|                       Smaller reporting company [ ]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the  Exchange  Act).  Yes [ ] No |X| At  December  31,  2008,  the
registrant had issued and outstanding 2,464,621 shares of common stock.

                                      Index
                                      -----

    PART I.     FINANCIAL INFORMATION

    Item 1.     Financial Statements                                            Page

                Condensed Balance Sheets
                at December 31, 2008 (Unaudited)
                and September 30, 2008..........................................3
                Condensed Statements of Operations
                (Unaudited) for the three months ended
                December 31, 2008 and December 31, 2007.........................4

                Condensed Statements of Cash Flows
                (Unaudited) for the three months ended
                December 31, 2008 and December 31, 2007.........................5

                Notes to Unaudited
                Condensed Financial Statements..................................6

                Schedule of Investments (Unaudited)
                at December 31, 2008............................................9

    Item 2.     Management's Discussion and Analysis
                of Financial Condition and Results of Operations ...............12

    Item 3.     Quantitative and Qualitative

                Certifications..................................................See Exhibits 31 and 32

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                           MACC PRIVATE EQUITIES INC.
                            Condensed Balance Sheets

                                                                                   December 31,         September 30,
                                                                                       2008                 2008
                                                                                   (Unaudited)
                                                                                 -----------------     ----------------

Assets

Cash and cash equivalents                                                    $            143,836              145,790
Loans and investments in portfolio securities, at market or fair value:
   Unaffiliated companies (cost of $2,267,557 and $2,274,595)                           1,807,139            1,530,127
   Affiliated companies (cost of $12,249,659 and $12,234,007)                          10,529,151           10,528,449
   Controlled companies (cost of $2,885,356 and $2,932,231)                             2,396,400            2,443,275
Interest receivable                                                                       307,675              313,561
Other assets                                                                              318,055              352,675
                                                                             ---------------------     ----------------
         Total assets                                                        $         15,502,256           15,313,877
                                                                             =====================     ================
Liabilities and net assets

Liabilities:
     Note payable                                                            $          4,702,084            4,750,405
     Incentive fees payable                                                                16,361               16,361
     Accounts payable and other liabilities                                               161,750              112,130
                                                                             ---------------------     ----------------
         Total liabilities                                                              4,880,195            4,878,896
                                                                             ---------------------     ----------------
Net assets:
     Common stock, $.01 par value per share; authorized 10,000,000 shares;
         issued and outstanding 2,464,621 shares                                           24,646               24,646
     Additional paid-in-capital                                                        13,267,297           13,349,317
     Unrealized depreciation on investments                                           (2,669,882)          (2,938,982)
                                                                             ---------------------     ----------------
         Total net assets                                                              10,622,061           10,434,981
                                                                             ---------------------     ----------------
         Total liabilities and net assets                                    $         15,502,256           15,313,877
                                                                             =====================     ================
Net assets per share                                                         $               4.31                 4.23
                                                                             =====================     ================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                           MACC PRIVATE EQUITIES INC.
                       Condensed Statements of Operations
                                   (Unaudited)
                                                                                  For the three        For the three
                                                                                  months ended         months ended
                                                                                  December 31,         December 31,
                                                                                      2008                 2007
                                                                                ------------------    ----------------
Investment income:
     Interest
         Unaffiliated companies                                              $              7,986               8,529
         Affiliated companies                                                              86,823             142,970
         Controlled companies                                                               6,788              21,511
         Other                                                                                158               1,731
     Dividends
         Affiliated companies                                                             109,624              85,263
                                                                             ---------------------    ----------------
             Total investment income                                                      211,379             260,004
                                                                             ---------------------    ----------------

Operating expenses:
     Interest expenses                                                                     72,507             128,115
     Management fees                                                                       74,943              66,964
     Professional fees                                                                     57,228              55,720
     Other                                                                                 88,721              56,764
                                                                             ---------------------    ----------------
               Total operating expenses and income tax expense                            293,399             307,563
                                                                             ---------------------    ----------------
             Investment expense, net                                                     (82,020)            (47,559)
                                                                             ---------------------    ----------------
Realized  and  unrealized (loss) gain on investments: Net realized gain on investments:
         Unaffiliated companies                                                               ---                 ---
        Net change in unrealized appreciation/depreciation investments                    269,100           (721,354)
                                                                             ---------------------    ----------------
                  Net (loss) gain on investments                                          269,100           (721,354)
                                                                             ---------------------    ----------------
                  Net change in net assets from operations                    $           187,080           (768,913)
                                                                             =====================    ================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                           MACC PRIVATE EQUITIES INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                               For the three        For the three
                                                                                months ended         months ended
                                                                                December 31,         December 31,
                                                                                    2008                 2007
                                                                              -----------------    -------------------

Cash flows from (used in) operating activities:
      Net change in net assets from operations                                  $       187,080               (768,913)

      Adjustments  to reconcile net change in net assets from  operations to net cash provided by (used in) operating activities:
           Net realized and unrealized loss (gain) on investments                      (269,100)                721,354
           Proceeds from disposition of and payments on
                loans and investments in portfolio securities                             78,388                 60,661
           Purchases of loans and investments in portfolio securities                   (40,127)                    ---
           Change in interest receivable                                                   5,886                 23,015
           Change in other assets                                                         34,620                 31,594
           Change in accrued interest, deferred incentive fees payable,
                accounts payable and other liabilities                                    49,620              (298,735)
                                                                              ------------------    -------------------
                    Net cash provided by (used in) operating activities                   46,367              (231,024)

Cash flows from financing activities:
         Note repayment                                                                 (48,321)               (48,528)
                                                                              ------------------    -------------------
                    Net cash used in financing activities                               (48,321)               (48,528)
                                                                              -----------------    -------------------
                    Net decrease in cash and cash equivalents                            (1,954)              (279,552)

Cash and cash equivalents at beginning of period                                         145,790                822,295
                                                                              -----------------    -------------------
Cash and cash equivalents at end of period                                    $          143,836                542,743
                                                                              =================    ===================
Supplemental disclosure of cash flow information -
      Cash paid during the period for interest                                $           72,507                124,048
                                                                              ==================   ====================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.
Notes to Unaudited Condensed Financial Statements
--------------------------------------------------------------------------------

(1)      Basis of Presentation

     The  accompanying  unaudited  condensed  financial  statements  include the accounts of MACC  Private  Equities  Inc.  ("MACC,"  "we" or "us") and have been prepared  in  accordance  with U.S.  generally  accepted  accounting  principles
("GAAP") for investment companies.  MACC has elected to be treated as a business development  company under the  Investment  Company Act of 1940. On February 15,
1995,  MACC  consummated  a plan of  reorganization  as  confirmed by the United
States  Bankruptcy Court for the Northern District of Iowa on December 28, 1993.
As of February 15, 1995, MACC adopted  fresh-start  reporting in accordance with
American Institute of Certified Public Accountants (AICPA) Statement of Position
(SOP)  90-7,  Financial  Reporting  by  Entities  in  Reorganization  Under  the
Bankruptcy  Code,  resulting in MACC's assets and liabilities  being adjusted to fair values. Effective April 30, 2008, MACC's wholly owned subsidary, MorAmerica
Capital Corporation, ("MorAm"), was merged with and into MACC.

     The unaudited  condensed  financial  statements  included  herein have been
prepared  in  accordance  with  GAAP  for  interim  financial   information  and
instructions to Form 10-Q and Article 6 of Regulation S-X.  Certain  information and note disclosures  normally included in audited financial statements prepared in  accordance  with GAAP have been  omitted,  however  MACC  believes  that the disclosures made are adequate to make the information  presented not misleading.
The unaudited condensed financial  statements should be read in conjunction with the  consolidated  financial  statements and notes thereto of MACC as of and for the year ended  September 30, 2008.  The  information  reflects all  adjustments consisting  of  normal  recurring  adjustments  which  are,  in the  opinion  of management,  necessary for a fair  presentation of the results of operations for the  interim  periods.  The  results  of the  interim  period  reported  are not necessarily indicative of results to be expected for the year. The balance sheet information  as of September 30, 2008 has been derived from the audited  balance sheet as of that date.

(2) Critical Accounting Policies

Investments

       In  September   2006,   the  FASB  issued  SFAS  No.  157,   "Fair  Value
Measurements."  This statement  defines fair value,  establishes a framework for measuring  fair  value  in  GAAP,  and  expands  disclosures  about  fair  value measurements.  The  provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007.  MACC adopted SFAS
No. 157 effective  October 1, 2008.  The adoption of SFAS No. 157 did not have a material impact on the financial statements as of and for the three months ended
December 31, 2008.

Investments in securities that are traded in the over-the-counter market or on a stock  exchange  are valued by taking the  average of the close (or bid price in the  case  of  over-the-counter  equity  securities)  for  the  valuation  date.
Restricted and other securities for which  quotations are not readily  available are  valued at fair value as  determined  by the Board of  Directors.  Among the factors  considered in determining the fair value of investments are the cost of the investment; developments, including recent financing transactions, since the acquisition of the investment;  financial condition and operating results of the investee;  the  long-term  potential  of the  business of the  investee;  market interest rates for similar debt securities;  overall market conditions and other factors  generally  pertinent  to the  valuation  of  investments.  The Board of
Directors has considered the current illiquid credit market conditions,  and the risks and uncertainties  associated with those  conditions.  The conditions have not  significantly  impacted  the  investment  values.  Because of the  inherent uncertainty of valuation,  those estimated values may differ  significantly from the  values  that would  have been used had a ready  market  for the  securities existed, and the differences could be material.

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

Accounting Estimates

     The  preparation of financial  statements in conformity  with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and  liabilities  and disclosure of contingent  assets and liabilities at the date of the financial  statements,  and the reported amounts of revenues and expenses  during the reporting  period.  Actual  results could differ from those estimates.

(3) Recent Accounting Pronouncements

     On December 14, 2007,  the FASB issued  proposed FASB staff  position (FSP)
FAS 157-b which would delay the effective date of SFAS 157 for all  nonfinancial assets  and  nonfinancial  liabilities,  except  those  that are  recognized  or disclosed at fair value in the  financial  statements  on a recurring  basis (at least  annually).  This FSP partially defers the effective date of Statement 157 to fiscal years beginning  after November 15, 2008. MACC is currently  reviewing the impact of this pronouncement on the financial statements.

     In February  2007 the FASB issued SFAS No. 159,  "The Fair Value Option for
Financial  Assets and  Financial  Liabilities--Including  an  amendment  of FASB
Statement No. 115." This  statement  permits  entities to choose to measure many financial  instruments and certain other items to be measured at fair value. The provisions of SFAS No. 159 are effective as of the beginning of the first fiscal year that begins after November 15, 2007.  This  pronouncement  had no impact on the condensed unaudited financial statements as of December 31, 2008.

     In October 2008, the Financial  Accounting  Standards  Board issued FSP No.
157-3, "Determining the Fair Value of a Financial Asset When the Market for That
Asset Is Not Active." FSP No. 157-3 clarifies the application of SFAS No. 157 in a market  that is not  active.  More  specifically,  FSP No.  157-3  states that significant  judgment  should be applied to  determine if  observable  data in a dislocated market represents forced liquidations or distressed sales and are not representative  of fair  value in an  orderly  transaction.  FSP No.  157-3 also provides further  guidance that the use of a reporting  entity's own assumptions about  future  cash  flows and  appropriately  risk-adjusted  discount  rates is acceptable when relevant observable inputs are not available.  In addition,  FSP
No. 157-3 provides guidance on the level of reliance of broker quotes or pricing services  when  measuring  fair value in a non active  market  stating that less reliance  should be  placed  on a quote  that  does not  reflect  actual  market transactions  and a quote that is not a binding  offer.  The guidance in FSP No.
157-3 is effective upon issuance for all financial statements that have not been issued and any changes in valuation  techniques  as a result of applying FSP No.
157-3 are accounted for as a change in  accounting  estimate.  MACC adopted this pronouncement  during the quarter ended  December 31, 2008. The adoption of this pronouncement had no impact on the condensed financial statements as of December
31, 2008.

     In March 2008, the FASB issued SFAS No. 161,  "Disclosures about Derivative
Instruments and Hedging  Activities" ("SFAS No. 161"), which is intended to help investors better  understand how derivative  instruments and hedging  activities affect an entity's  financial  position,  financial  performance  and cash flows through enhanced disclosure  requirements.  The enhanced  disclosures  primarily
surround   disclosing  the  objectives  and  strategies  for  using   derivative
instruments  by their  underlying  risk as well as a tabular  format of the fair values of the derivative instruments and their gains and losses. SFAS No. 161 is effective for financial  statements  issued for fiscal years and interim periods beginning  after  November 15, 2008.  MACC does not believe the adoption of this pronouncement  will  have  a  material  impact  on  its  consolidated  financial statements.

     In December 2007, the FASB issued SFAS No. 141(R),  "Business Combinations"
("SFAS No. 141(R)"). SFAS No. 141(R) establishes principles and requirements for how an  acquirer  recognizes  and  measures  in  its  financial  statements  the identifiable  assets  acquired,  the  liabilities  assumed,  any  noncontrolling interest  in the  acquiree  and the  goodwill  acquired.  SFAS No.  141(R)  also establishes  disclosure  requirements to enable the evaluation of the nature and financial effects of the business  combination.  SFAS No. 141(R) is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008.
MACC is required  to adopt SFAS No. 141 (R) on October 1, 2009 and is  currently evaluating  the  impact  of this  pronouncement  on its  consolidated  financial statements.

(4) Investments - Fair Value Measurements

     SFAS  No.  157   establishes  a  hierarchal   disclosure   framework  which
prioritizes and ranks the level of market price  observability used in measuring investments at fair value. Market price observability is affected by a number of factors,  including the type of investment and the  characteristics  specific to the investment.  Investments with readily  available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher  degree of market price  observability  and a lesser degree of judgment used in measuring fair value.

     Investments  measured  and  reported  at  fair  value  are  classified  and disclosed in one of the following categories.

             Level I -  Quoted  prices  are  available  in  active  markets  for identical  investments  as of  the  reporting  date.  The  type  of investments  included in Level 1 include listed equities and listed derivatives.

             Level II - Pricing  inputs are other than  quoted  prices in active markets,  which are either directly or indirectly  observable as of the reporting date, and fair value is determined through the use of models  or other  valuation  methodologies.  Investments  which are generally included in this category include corporate debt and less liquid and restricted equity securities.

             Level III - Pricing inputs are unobservable for the investments and includes  situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation and are based on the Board of Directors' own  assumptions  about the  assumptions that a market  participant would use, including inputs derived from extrapolation  and  interpolation  that  are  not  corroborated  by observable  market  data.  Investments  that are  included  in this category generally include corporate private equity.

     In  certain  cases,  the inputs  used to  measure  fair value may fall into different levels of the fair value hierarchy.  In such cases, the  determination of which category  within the fair value  hierarchy is appropriate for any given investment is based on the lowest level of input that is significant to the fair value  measurement.  MACC's assessment of the significance of a particular input to the fair value  measurement in its entirety  requires  judgment and considers factors specific to the investment.

     All of  MACC's  investments  at  December  31,  2008  were  classified  and disclosed under the Level III category.  Investments are stated at fair value as determined  by the Board of  Directors  according  to the  procedures  of MACC's
Valuation Policy.  Securities are valued individually and in the aggregate as of the end of each  quarter of each  fiscal  year and as of the end of each  fiscal year. Interest-bearing securities are valued in an amount not greater than cost, with  adjustments to their  carrying  value made to reflect  changes in interest rates.  Loan valuation  determinations  take into account  portfolio  companies'
financial  condition,  outlook,  payment  histories  and other  factors.  Equity security  valuations take into account the following factors,  among others: the portfolio company's  performance,  the prospects of a portfolio company's future equity  financing and the character of participants  in such financing,  and the utilization of various  financial  measures,  including cash flow multiples,  as appropriate.  If a portfolio company appears likely to discontinue operations, a liquidation valuation technique may be employed.  Valuations  established by the
Board  of  Directors  are  not  necessarily  indicative  of  amounts  which  may ultimately  be realized  as a result of future  sales or other  dispositions  of portfolio  assets,  and these  favorable  or  unfavorable  differences  could be material.

      The following  table presents the investments at fair value as of December
31, 2008 by type of investment:

                                                               Corporate               Corporate
Fair Value Based on                                          Private Debt           Private Equity          Total
----------------------------------------------------------------------------------------------------------------------
Investment Level III                                       $    8,677,051          $    6,055,639            100%

     The following  table  provides a  rollforward  in the changes in fair value during the three-months  ending December 31, 2008 for all investments which MACC has determined using unobservable (Level III) factors.

     Balance, September 30, 2008                              $14,501,851
         Purchases (Debt Repayment)
             Handy Industries                                      40,127
             Portrait Displays, Inc.                              (7,038)
             Morgan Ohare, Inc.                                  (46,875)
             SMWC Acquisition Co. Inc.                           (24,475)
         Unrealized Gain (Loss)
             Portrait Displays, Inc.                              324,050
             M.A. Gedney Company                                   10,000
             Linton Trust Company                                (40,000)
             Mainstream Data, Inc.                               (24,950)
                                                              -------------------
     Balance, December 31, 2008                               $14,732,690

     Total  unrealized  gains and losses  recorded for Level III investments are reported in Net Change in Unrealized Loss in the Statement of Operations.

(5) Note Payable

     MACC has a term loan in the amount of  $4,702,084  with Cedar Rapids Bank &
Trust  Company as of December 31, 2008.  This note is a variable  interest  rate note secured by a Security  Agreement,  Commercial Pledge Agreement and a Master
Business Loan Agreement.  The interest rate on the note at December 31, 2008 was
6.0%. The note has a stated maturity of August 28, 2009.

     MACC has also  obtained a revolving  line of credit of $500,000  from Cedar
Rapids Bank & Trust Company for the purpose of providing working capital.  As of
December 31, 2008, $0 were drawn on this line of credit.  Availability  of these funds  will  terminate  on August  29,  2009.  Principal  will be payable in one payment on August 28, 2009.

(6) Financial Highlights (Unaudited)

                                                                For the three       For the three
                                                                 months ended        months ended
                                                                 December 31,        December 31,
                                                                     2008                2007
                                                                ---------------     ---------------
     Per Share Operating  Performance (For a share of capital
         stock  outstanding
         throughout the period):
         Net asset value, beginning of period                $            4.23                4.67
                                                                ---------------     ---------------
     Income from investment operations:

           Investment expense, net                                      (0.03)              (0.02)
           Net realized and unrealized gain
           (loss) on investment transactions                              0.11              (0.29)
                                                                ---------------     ---------------
           Total from investment operations                               0.08              (0.31)
                                                                ---------------     ---------------
     Net asset value, end of period                          $            4.31                4.36
                                                                ===============     ===============
     Closing bid price                                       $            0.52                2.75
                                                                ===============     ===============
                                                                For the three       For the three
                                                                 months ended        months ended
                                                                 December 31,        December 31,
                                                                     2008                2007
                                                                ---------------     ---------------
          Total return
          Net asset value basis                                           1.79%           (6.67)
          Market price basis                                           (62.86)  %            12.24

          Net asset value, end of period
             (in thousands)                                  $          10,622              10,752

       Ratio to weighted average net assets:
            Investment expense, net                                     (2.82)  %           (0.41)
            Operating and income tax expense                            (0.79)  %           (2.68)

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

MACC PRIVATE EQUITIES INC.
SCHEDULE OF INVESTMENTS (UNAUDITED)
DECEMBER 31, 2008

Manufacturing:
                                                                                             Percent
                                                                                            of Net
Company                                      Security                                        assets        Value         Cost (d)
-------------------------------------------- ---------------------------------------------------------------------------------------
Aviation Manufacturing Group, LLC (a)        14% debt security, due October 1, 2010                    $      616,000        616,000
  Yankton, South Dakota                      154,000 units preferred                                          154,000        154,000
     Manufacturer of flight critical parts   Membership interest                                              795,559             39
     for aircraft                            14% note, due October 1, 2010                                    77,000          77,000
                                                                                                          -----------    -----------
                                                                                                            1,642,559        847,039
                                                                                                          -----------    -----------
Central Fiber Corporation                    12% debt security, due March 31, 2009                            205,143        205,143
  Wellsville, Kansas                         12% debt security, due March 31, 2009                             53,079         53,079
     Recycles and manufactures               Warrant to purchase 273.28 common shares                             ---            ---
     cellulose fiber products                                                                             -----------    -----------
                                                                                                              258,222        258,222
                                                                                                          -----------    -----------
Detroit Tool Metal Products Co. (a)          12% debt security, due November 18, 2009                       1,371,507      1,371,507
  Lebanon, Missouri                          19,853.94 share Series A preferred (c)                           195,231        195,231
     Metal stamping                          7,887.17 common shares (c)                                       126,742        126,742
                                                                                                          -----------    -----------
                                                                                                            1,693,480      1,693,480
                                                                                                          -----------    -----------
Handy Industries, LLC (a)                    12.5% debt security, due January 8, 2008 (c)(f)                  417,927        667,327
  Marshalltown, Iowa                         167,171 units Class B preferred (c)                                  ---        167,171
     Manufacturer of lifts for               Membership interest                                                  ---          1,357
     motorcycles, trucks and                 12.0% debt security, due December 31, 2011 (c)                    40,127         40,127
     industrial metal products                                                                            -----------    -----------
                                                                                                              458,054        875,982
                                                                                                          -----------    -----------
Kwik-Way Products, Inc. (a)                  2% debt security, due January 31, 2008 (c)                             1        549,049
  Marion, Iowa                               67,348 common shares                                                 ---        219,561
     Manufacturer of automobile aftermarket                                                               -----------    -----------
     engine and brake repair machinery                                                                              1        768,610
                                                                                                          -----------    -----------
Linton Truss Corporation                     542.8 common shares (c)                                             ----           ----
   Delray Beach, Florida                     400 shares Series 1 preferred (c)                                150,000         40,000
     Manufacturer of residential roof and    Warrants to purchase common shares (c)                                15             15
     floor truss systems                                                                                  -----------    -----------
                                                                                                              150,015         40,015
                                                                                                          -----------    -----------
M.A. Gedney Company (a)                      648,783 shares preferred (c)                                      80,000      1,450,601
    Chaska, Minnesota                        12% debt security, due June 30, 2009                              76,000         76,000
     Pickle processor                        Warrant to purchase 83,573 preferred shares
                                             (c)                                                                  ---            ---
                                                                                                          -----------    -----------
                                                                                                              156,000      1,526,601
                                                                                                          -----------    -----------
Magnum Systems, Inc. (a)                     12% debt security, due November 1, 2011                          574,163        574,163
  Parsons, Kansas                            48,038 common shares (c)                                          48,038         48,038
     Manufacturer of industrial bagging      292,800 shares preferred (c)                                     304,512        304,512
     equipment                               Warrant to purchase 56,529 common shares (c)                    580,565             565
                                                                                                          -----------    -----------
                                                                                                            1,507,278        927,278
                                                                                                          -----------    -----------

MACC PRIVATE EQUITIES INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED)...
DECEMBER 31, 2008

Manufacturing Continued:                                                                    Percent
                                                                                            of Net
Company                                   Security                                          assets           Value         Cost (d)
----------------------------------------- -------------------------------------------------------------------------------------------
Pratt-Read Corporation (a)                13,889 shares Series A Preferred (c)                         $      421,460        750,000
  Bridgeport, Connecticut                 7,718 shares Services A preferred (c)                               234,097        416,667
     Manufacturer of screwdriver shafts   13% debt security, due July 30, 2007 (c)(e)                         250,020        277,800
     and handles and other hand tools     Warrants to purchase common shares (c)                                ----            ----
                                                                                                          -----------    -----------
                                                                                                              905,577      1,444,467
                                                                                                          -----------    -----------

Spectrum Products, LLC (b)                13% debt security, due January 1, 2011 (c)(e)                     1,077,649      1,077,649
  Missoula, Montana                       385,000 units Series A preferred (c)                                    ---        385,000
      Manufacturer of equipment for the   Membership interest (c)                                                 ---            351
     swimming pool industry               17,536.75 units Class B preferred (c)                                   ---         47,355
                                                                                                          -----------    -----------
                                                                                                            1,077,649      1,510,355
                                                                                                          -----------    -----------

Superior Holding, Inc. (a)                6% debt security, due April 1, 2010 (c)                             780,000        780,000
    Wichita, Kansas                       Warrant to purchase 11,143 common shares (c)                              1              1
       Manufacturer of industrial and     6% debt security, due April 1, 2010 (c)                             221,000        221,000
       commercial boilers and shower      121,457 common shares (c)                                           121,457        121,457
       doors, frames and enclosures       6% debt security, due April 1, 2010 (c)                             308,880        308,880
                                          312,000 common shares (c)                                             3,120          3,120
                                                                                                          -----------    -----------
                                                                                                            1,434,458      1,434,458
                                                                                                          -----------    -----------
         Total manufacturing                                                                  63.01%        9,283,293     11,326,507
                                                                                            ==========    -----------    -----------

Service:

Monitronics International, Inc.           73,214 common shares (c)                                           439,284          54,703
  Dallas, Texas                                                                                           -----------    -----------
     Provides home security systems
     monitoring services

Morgan Ohare, Inc. (b)                    0% debt security, due January 1, 2010 (c)                        1,068,750       1,125,000
  Addison, Illinois                       10% debt security, due January 1, 2010                             250,000         250,000
     Fastener plating and heat treating   57 common shares (c)                                                     1               1
                                                                                                          -----------    -----------
                                                                                                           1,318,751       1,375,001
                                                                                                          -----------    -----------
SMWC Acquisition Co., Inc. (a)            13% debt security due September 30, 2011                            82,500          82,500
  Kansas City, Missouri                   12% debt security due September 30, 2011                           447,700         447,700
      Steel warehouse distribution and                                                                       530,200         530,200
      processing                                                                                         -----------    ------------

Warren Family Funeral Homes, Inc.         Warrant to purchase 346.5 common shares (c)                        200,012              12
  Topeka, Kansas                                                                                         -----------    ------------                                                                                                                                                                                                                             -----------    ------------
     Provider of value priced funeral
     services

         Total Service                                                                        16.89%       2,488,247       1,959,916
                                                                                            ==========    -----------    -----------

MACC PRIVATE EQUITIES INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED)...
DECEMBER 31, 2008

Service Continued:                                                                           Percent
                                                                                              of Net
Company                                   Security                                           assets        Value         Cost (d)
----------------------------------------- -------------------------------------------------------------------------------------------

Technology and Communications:

Feed Management Systems, Inc. (a)         540,551 common shares (c)                                        1,327,186       1,327,186
  Brooklyn Center, Minnesota              674,309 shares Series A preferred (c)                              674,309         674,309
      Batch feed software and systems     Warrants to purchase 166,500 Series A                                  ---             ---
      and B2B internet services           preferred (c)                                                   -----------    -----------
                                                                                                           2,001,495       2,001,495
                                                                                                          -----------    -----------
MainStream Data, Inc. (a)                 322,763 shares Series A preferred (c)                              200,049         200,049
  Salt Lake City, Utah                                                                                    -----------    -----------
     Content delivery solutions
     provider

Phonex Broadband Corporation              1,855,302 shares Series A preferred (c)                                  1       1,155,000
  Midvale, Utah                                                                                          -----------    ------------
     Power line communications

Portrait Displays, Inc.                   8% debt security, due April 1, 2009                                 9,604           9,604
  Pleasanton, California                  8% debt security, due April 1, 2012 (c)                           750,001         750,001
    Designs and markets pivot             Warrant to purchase 39,400 common shares (c)                          ---             ---
    enabling software for LCD                                                                             -----------    -----------
    computer monitors                                                                                        759,605         759,605
                                                                                                          -----------    -----------

Total technology and communications                                                           20.10%      2,961,150       4,116,149
                                                                                            ==========    -----------    -----------
                                                                                                       $  14,732,690      17,402,572
                                                                                                          ===========    ===========

(a) Affiliated  company.  Represents  ownership of greater than 5% to 25% of the outstanding  voting securities of the issuer, and is or was an affiliate of MACC as defined in the  Investment  Company Act of 1940 at or during the period ended
December 31, 2008.

(b)  Controlled  company.  Represents  ownership  of  greater  than  25%  of the outstanding  voting  securities  of  the  issuer,  and  is or  was a  controlled affiliate of MACC as defined in the Investment  Company Act of 1940 at or during the period ended December 31, 2008.

(c) Non-income producing. Presently nonincome producing.

(d) For all debt  securities  presented,  the  cost is  equal  to the  principal balance.

(e)  Subsequent  to December 31, 2008,  debt security has been  restructured  to extend the due date.

(f) MACC is currently  working with the company to restructure  the terms of the debt security.

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS.

Item 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

     This section of the Quarterly Report on Form 10-Q for MACC Private Equities
Inc.  ("MACC"  or  "we"  or  "us"  or the  "Company")  contains  forward-looking statements.  All  statements in this  Quarterly  Report on Form 10-Q,  including those made by MACC's  management,  other than statements of historical fact, are forward-looking  statements.  These  forward-looking  statements  are  based  on current management expectations that involve substantial risks and uncertainties that could cause actual results to differ  materially from the results expressed in, or implied by, these forward-looking statements.  Forward-looking statements relate to future  events  or our  future  financial  performance.  We  generally identify  forward-looking  statements  by  terminology  such as  "may,"  "will,"
"should,"  "could,"  "would,"  "expects,"  "plans,"  "anticipates,"  "believes,"
"estimates,"  "predicts," "intends," "targets,"  "potential," and "continue," or the negative of these terms, or other similar words. Examples of forward-looking statements  contained in this Quarterly  Report on Form 10-Q include  statements regarding MACC's:

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

     These  forward-looking  statements  are  based on  management's  estimates, projections  and  assumptions as of the date hereof and include the  assumptions that underlie such statements.  Any expectations based on these  forward-looking statements are subject to risks and uncertainties  and other important  factors, as disclosed in MACC's prior Securities and Exchange Commission ("SEC") filings.
These and many other factors could affect MACC's future financial  condition and operating  results  and could cause  actual  results to differ  materially  from expectations  based  on  forward-looking  statements  made in this  document  or elsewhere by MACC or on its behalf.  MACC  undertakes no obligation to revise or update any forward-looking  statements. The forward-looking statements contained in this Form 10-Q are  excluded  from the safe  harbor  protection  provided  by
Section  27A of the  Securities  Act of 1933,  as amended  (the "1933  Act") and
Section 21E of the  Securities  Exchange Act of 1934, as amended (the  "Exchange
Act").  All  references to fiscal year apply to MACC's  respective  fiscal years which end on September 30 of each year.

Results of Operations

     Our investment  income includes  income from interest,  dividends and fees.
Investment  expense,  net represents total investment income minus net operating expenses.  The main  objective of portfolio  company  investments  is to achieve capital appreciation and realized gains in the portfolio. These gains and losses are not included in investment expense, net.

 First Quarter Ended December 31, 2008 Compared to First Quarter Ended December 31, 2007

                                                   For the three months ended
                                                          December 31,
                                              --------------------------------------
                                                      2008               2007               Change
                                              --------------------------------------     --------------
Total investment income                       $        211,379              260,004           (48,625)
Net operating and income tax expense                 (293,399)            (307,563)             14,164
                                                  -------------     ----------------     --------------
Investment expense, net                               (82,020)             (47,559)           (34,461)
                                                  -------------     ----------------     --------------
Net change in unrealized appreciation/

     depreciation on investments and other assets         269,100            (721,354)            990,454
                                                     -------------     ----------------     --------------
Net (loss) gain on investments                            269,100            (721,354)            990,454
                                                     -------------     ----------------     --------------
Net change in net assets from operations         $        187,080            (768,913)            955,993
                                                 =================     ================     ==============

Net asset value per share:
         Beginning of period                     $           4.23                 4.67
                                                 ================     ================
         End of period                           $           4.31                 4.36
                                                 =================     ================
Total Investment Income

     During the current fiscal year first quarter,  total investment  income was
$211,379,  a  decrease  of  $48,625,  or 19%,  from total  investment  income of
$260,004 for the prior year first quarter.  In the current year first quarter as compared to the prior year first quarter,  interest income decreased $72,986, or
42%, and dividend  income  increased  $24,361,  or 29%. The decrease in interest income is the net  result  of (i)  repayments  of  principal  on debt  portfolio securities  issued  to us by three  portfolio  companies,  (ii) an  increase  in interest income due to one debt portfolio security which had been on non-accrual of interest  status  during the prior year first  quarter but which is currently making interest  payments and  accordingly  interest is being accrued as earned, and (iii) a decrease in interest income on four debt portfolio  securities which have been placed on  non-accrual  of interest  status.  In both the current year first quarter and the prior year first quarter,  MACC received a dividend on one existing  portfolio  investment,  however the current year  dividend was larger.
MACC does not anticipate  that its dividend  income will continue to increase in future periods.

Net Operating Expenses

     Net  operating  expenses  for the first  quarter of the  current  year were
$293,399, a decrease of $14,164 or 5%, as compared to net operating expenses for the prior year first quarter of $307,563. Interest expense decreased $55,608, or
43%, in the current year first quarter due a combination  of the decrease in the interest rate and principal balance of the Note Payable to Cedar Rapids Bank and
Trust  Company as  discussed  below under  Financial  Condition,  Liquidity  and
Capital Resources.

     Management fees increased $7,979, or 12%, in the current year first quarter due  to the  change  of  investment  advisers  and  concurrent  increase  in the management fee from 1.5% to 2.0%.  Professional fees increased $1,508, or 3%, in the current  year first  quarter as  compared  to the prior year first  quarter.
Other expenses increased  $31,957,  or 56%, in the current year first quarter as compared  to the prior year first  quarter.  The  increase  in other  expenses a result of (i) fees accrued for regulatory compliance  consulting,  and (ii) fees paid for investor related services  associated with our proposed rights offering and the preparation of a registration statement.

Investment Expense, Net

     For the current year first quarter,  MACC recorded investment expense,  net of $82,020, as compared to investment  expense,  net of $47,559 during the prior year first quarter,  an increase of $34,461,  or 72%. The increase in investment expense,  net is  primarily  the  result  of the  decrease  in  interest  income described above.

Net Realized Gain on Investments

     During the current year first quarter and the prior year first quarter,  we had no net realized gain or loss on investments.  Management does not attempt to maintain a  comparable  level of realized  gains  quarter to quarter but instead attempts to maximize total investment  portfolio  appreciation through realizing gains in the disposition of securities. Under the Investment Advisory Agreements between  us and our prior  sole  investment  adviser,  InvestAmerica  Investment
Advisors, Inc. ("InvestAmerica"), and between MorAm and InvestAmerica (together, the "InvestAmerica Advisory Agreements"),  both of which were in effect prior to their termination during the third quarter of fiscal 2008,  InvestAmerica earned an incentive fee  calculated as a percentage of the excess of our realized gains in a  particular  period,  over the sum of net  realized  losses and  unrealized depreciation  during the same period.

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

     Also Effective April,  29, 2008, we entered into an Investment  Subadvisory
Agreement (the "Subadvisory Agreement") with EAM and InvestAmerica,  pursuant to which  InvestAmerica  will continue to manage our portfolio of investment  which existed  on the  effective  date of the  Subadvisory  Agreement  (the  "Existing
Portfolio").   Under  the  terms  of  the   Subadvisory   Agreement,   EAM  pays
InvestAmerica  an incentive fee based on a portion of the incentive fees paid to
EAM by us  under  the  EAM  Advisory  Agreement  attributable  to  the  Existing
Portfolio.

Net Change in  Unrealized  Appreciation/Depreciation  of  Investments  and Other
Assets

     Net  change  in   unrealized   appreciation/depreciation   on   investments
represents  the  change for the period in the  unrealized  appreciation,  net of unrealized  depreciation,  on  our  total  investment  portfolio  based  on  the valuation method described under "Critical Accounting Policy".

     We  recorded  a  net  change  in  unrealized  appreciation/depreciation  on investments of $269,100  during the current year first  quarter,  as compared to
($721,354) during the prior year first quarter. This net change resulted from:

     •   Unrealized  appreciation  in the fair value of two portfolio  companies totaling $334,050 during the current year first quarter, as compared to unrealized  appreciation  in the fair  value of one  portfolio  company totaling  $175,869 during the prior year first quarter.  The balance of unrealized  appreciation during the quarter was primarily the result of the write-up to cost of a note receivable due from a portfolio  company whose  prospects  for  repayment  of  the  note  in  full  have  become favorable.

      •   Unrealized  depreciation  in the fair value of two portfolio  companies totaling $64,950 during the current year first quarter,  as compared to unrealized  depreciation in the fair value of five portfolio  companies of $897,223 during the prior year first quarter.

Net Change in Net Assets from Operations

     We  experienced an increase of $187,080 in net assets for the first quarter of fiscal year 2009, and the resulting net asset value per share was $4.31 as of
December 31, 2008, as compared to $4.23 as of September  30, 2008.  The increase in net asset value  during the current  year first  quarter  was  primarily  the result of the net change in unrealized appreciation/depreciation on investments, as described above.

     As of December 31, 2008, we had seven portfolio investments valued at cost, had recorded  unrealized  appreciation on five portfolio  investments,  and have recorded  unrealized  depreciation  on seven  portfolio  investments.  Quarterly valuations can be affected by a portfolio  company's short term performance that results in  increases or decreases in  unrealized  depreciation  and  unrealized appreciation for the quarter.  Changes in the fair value of a portfolio security may or may not be  indicative  of the long  term  performance  of the  portfolio company.

     Although we are not currently making investments in new portfolio companies
(but  may  periodically  make  follow-on   investments  in  Existing   Portfolio
companies),  as previously  announced,  our  investment  strategy  under the EAM
Advisory  Agreement going forward is to make new equity investments in small-cap and micro-cap  companies  which qualify for  investment by business  development companies  ("BDCs")  under the  Investment  Company Act of 1940, as amended (the
"1940 Act").  Under the Subadvisory  Agreement,  InvestAmerica  will continue to oversee the Existing  Portfolio.  We will  continue to prudently  sell  Existing
Portfolio  investments  and use the  resulting  proceeds  to pay  down  the Note
Payable,  as further described below. The ability to exit the Existing Portfolio investments is

affected by company  performance and external factors unrelated to the portfolio
companies.   These  factors  include  sub  prime  lending,  credit  contraction, inflationary  pressures,  high commodity prices,  recessional  pressures,  and a slowing economy.

     We have  initiated  the process of raising  additional  capital by filing a registration  statement  to  effect a rights  offering,  which was  approved  by shareholder vote on April 28, 2008, but which we would not anticipate  effecting until our stock price increases sufficiently enough to yield at least $1 million in new capital.  We further believe that future capital raises will be necessary and that  they  should  be done at  prices  that  are not  dilutive  to  current shareholders.

Financial Condition, Liquidity and Capital Resources

     We believe  global  capital  markets  entered into a period of  significant disruption in 2008 as evidenced by a lack of liquidity in debt capital  markets, significant  write-offs  in the financial  services  sector,  the  re-pricing of credit risk and the failure of certain  major  financial  institutions.  Despite actions of the United States federal government and foreign  governments,  these events have  contributed  to  worsening  general  economic  conditions  that are materially and adversely  impacting the broader financial and credit markets and reducing the  availability  of debt and equity capital for the market as a whole and financial services firms in particular.  These conditions could continue for a  prolonged  period of time or worsen in the  future.  While  these  conditions persist, we and other companies in the financial services sector may need to, or may choose to access  alternative  markets for debt and equity capital which may only  be  available  at a  higher  cost,  and or on  less  favorable  terms  and conditions.  In addition,  equity  capital may be  difficult  to raise  because, subject to some limited exceptions,  we are not generally able to issue and sell our common  stock at a price  below net asset value per share.  Conversely,  our portfolio  companies  may not be able to service or  refinance  their debt which could  materially  and  adversely  affect our  financial  condition  as we would experience reduced income or even losses. The inability to raise capital and the risk of portfolio  company  defaults may have a negative effect on our business, financial condition and results of operations.

     As of  December  31,  2008,  our cash and  money  market  accounts  totaled
$143,836.  As  reported  elsewhere,  MorAm had  entered  into (i) a term loan to refinance the outstanding debt under the Small Business Administration debenture program  ("SBA  Debentures"),  which was  assumed  by us on April 30,  2008 as a result of the  Merger,  and which now has a balance  of  $4,702,084  (the  "Note
Payable"),  and (ii) a revolving loan permitting  MorAm (now us) to borrow up to
$500,000, with Cedar Rapids Bank & Trust Company ("CRB&T"). The Note Payable has
a stated  maturity of August 28,  2009.  The  revolving  loan will  terminate on
August 29, 2009. We have not begun negotiations to refinance the Note Payable or line of credit with CRB&T.

     Although,  we currently  believe we will be able refinance the Note Payable and  line of  credit  with  CRB&T  during  the  year,  failure  to do so or find alternative  financing  could pose  significant  financial  risks to the company given the relatively  illiquid  nature of the Existing  Portfolio.  Assuming the successful  refinancing of the Note Payable,  and the line of credit with CRB&T, we believe,  as of December  31,  2008,  that our  existing  cash,  money market accounts,  and other  anticipated cash flows will provide adequate funds for our anticipated cash requirements during fiscal year 2009.

     The following table shows our significant  contractual  obligations for the repayment of the Note Payable and other  contractual  obligations as of December
31, 2008:

                                Payments due by period
                                ----------------------

Contractual Obligations
                                                Less than         1-3          3-5          More than
                                 Total           1 Year          Years        Years          5 Years
                             --------------    ------------    ---------    ---------     ------------
Note Payable             $       4,702,084       4,702,084          ---          ---              ---

Incentive Fees Payable   $          16,361          16,361          ---          ---              ---

     With respect to the Existing Portfolio,  we are not making new investments, are prudently disposing of Existing Portfolio assets and are using the resulting proceeds to pay down the Note Payable.

     With respect to our investment  strategy under the EAM Advisory  Agreement, our Board of Directors  sought and received  approval by the  shareholders for a proposal  to issue  rights to acquire  shares of our Common  Stock as a means by which we may raise additional equity capital.  We anticipate  commencing our new investment  strategy under the EAM Advisory  Agreement when we raise  additional capital.  In light of  challenging  market  conditions as  previously  discussed however, the Board of Directors is continuing to review alternatives,  including seeking  shareholder  approval to liquidate  should  additional  capital raising prospects  prove  unlikely  or  inadequate  to  effectively  execute  on the new strategy.

Portfolio Activity

     With respect to the Existing  Portfolio,  we have invested in and lended to businesses  through  investments in subordinated debt (generally with detachable equity  warrants),  preferred  stock and  common  stock.  We,  however,  are not currently  making  investments  in new portfolio  companies.  As of December 31,
2008,  certain debt investments have or were near expiration.  Since the quarter end, we have either restructured or continue to work toward  restructuring these investments. The total portfolio value of our investments in non-publicly traded securities was $14,732,690 at December 31, 2008 and $14,501,851 at September 30,
2008.  During the three months ended  December 31, 2008,  we made one  follow-on investment  in the amount of $40,127 in one  Existing  Portfolio  company.  This follow-on  investment also represented a co-investment  with other funds managed by our  Sub-adviser  InvestAmerica.  As noted  above,  we  intend  to  pursue an investment  strategy  consisting of new equity  investments in very small public companies  that  qualify  for  investment  by BDCs  under the 1940 Act,  and may continue to make follow-on investments in our Existing Portfolio.

     With respect to the Existing Portfolio, we have frequently co-invested with other funds managed by InvestAmerica.  When we make any co-investment with these related funds,  we follow certain  procedures  consistent with orders of the SEC for related  party  co-investments  to reduce or eliminate  conflict of interest issues.  During the current year first quarter,  we made no such  co-investments with another fund managed by InvestAmerica.

Critical Accounting Policy

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements".
This  statement  defines fair value,  establishes a framework for measuring fair value in GAAP,  and  expands  disclosures  about  fair value  measurements.  The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after  November 15, 2007.  MACC adopted SFAS No. 157  effective
October 1, 2008.

Investments in securities that are traded in the over-the-counter market or on a stock  exchange  are valued by taking the  average of the close (or bid price in the  case  of  over-the-counter  equity  securities)  for  the  valuation  date.
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

     The  preparation of financial  statements in conformity  with GAAP requires management  to estimates  and  assumptions  that affect the reported  amounts of assets and  liabilities  and disclosure of contingent  assets and liabilities at the date of the financial  statements,  and the reported amounts of revenues and expenses  during the reporting  period.  Actual  results could differ from those estimates.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     We are  subject to market  risk from  changes in market  prices of publicly traded equity  securities held from time to time in our consolidated  investment portfolio.  At December 31, 2008, we had no publicly traded equity securities in the  Existing  Portfolio,  but,  as noted  elsewhere,  we  intend  to  pursue an investment  strategy  consisting of new equity  investments in very small public companies that qualify for investment by BDCs under the 1940 Act.

     We currently  have a portfolio of debt and equity  securities  for which no regular  trading market exists.  The fair value of these  investments may not be readily  determinable.  We value these  investments  quarterly  at fair value as determined in good faith under the direction of our board of directors  pursuant to a valuation policy and consistently  applied  valuation process utilizing the input of our investment advisers and audit committee.  The types of factors that may be considered in fair value pricing of these investments  include the nature and realizable value of any collateral,  the portfolio company's ability to make payments  and its  earnings,  the markets in which the  portfolio  company  does business, comparison to more liquid securities, indices and other market related inputs, discounted cash flow and other relevant factors. Because such valuations and particularly  valuations of private  securities and private  companies,  are inherently uncertain,  may fluctuate over short periods of time and may be based on estimates,  our  determinations  of fair value may differ materially from the values  that  would  have  been  used if a readily  available  market  for these investments existed and may differ materially from the amounts we realize on any disposition of such investments. Our net asset value could be adversely affected if our  determinations  regarding  the  fair  value of  these  investments  were materially  higher than the values that we ultimately  realize upon the disposal of such investments. In addition,  decreases in the market values or fair values of our investments are recorded as unrealized  depreciation.  Continued declines in  prices  and  liquidity  in the debt  markets  could  result  in  substantial unrealized/realized  losses,  which could have a material  adverse impact on our business, financial condition and results of operations.

     In order to realize the full value of a security,  the market must trade in an orderly fashion or a willing purchaser must be available when a sale is to be made.  In  addition  our debt  securities  are  reliant  on the  ability  of the underlying  portfolio  company  to make  payment on the debt.  We are  therefore subject to  financial  market  risk from the  general  economy and the macro and micro markets in which our portfolio  companies  operate.  Should an economic or other  event  occur  that  would not allow the  markets to operate in an orderly fashion, we may not be able to realize the fair value of our investments in debt and equity securities.

     We are also  subject  to  financial  market  risks  from  changes in market interest rates.  The Note Payable and our revolving line of credit is subject to a  variable  interest  rate  that is based on an  independent  index.  Therefore general interest rate  fluctuations may have a materially  adverse effect on our net investment income.

     We are also subject to financial  market risk from the short term nature of our credit  facilities in  combination  with current  market  conditions and the relatively  illiquid  nature of our  Existing  Portfolio.  Our Note  Payable and revolving  line of  credit  are due or  terminate  in  August  2009.  Given  the currently  challenging  market environment as discussed  elsewhere,  we may have difficultly  refinancing  our Note  Payable  and  revolving  line of credit,  or finding alternative sources of financing.  Failure to refinance the Note Payable could result in significant financial difficulties for the company including the seizure and sale of Existing Portfolio assets at prices which would likely be as prices  significantly less than fair value. In addition the failure to refinance our  revolving  line of credit could result in the company  having  insufficient funds to fund  operating  activities.  Further  the cost of  financing  could be significantly  more costly which could have a material  impact to the  company's financial condition.

Item 4. Controls and Procedures

     As of the end of the period covered by this report, in accordance with Item
307 of Regulation S-K promulgated  under the Securities Act of 1933, as amended, our  Chief  Executive  Officer  and Chief  Financial  Officer  (the  "Certifying
Officers") have conducted evaluations of our disclosure controls and procedures.
As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act
of 1934, as amended (the  "Exchange  Act"),  the term  "disclosure  controls and procedures"  means controls and other  procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it  files  or  submits  under  the  Exchange  Act is  recorded,  processed, summarized  and reported,  within the time periods  specified in the SEC's rules and forms.  Disclosure  controls and  procedures  include,  without  limitation, controls  and  procedures  designed  to ensure that  information  required to be disclosed  by an  issuer  in the  reports  that it files or  submits  under  the
Exchange  Act  is  accumulated  and  communicated  to the  issuer's  management, including its principal  executive  officer or officers and principal  financial officer or officers, or persons performing similar functions,  as appropriate to allow timely decisions  regarding required  disclosure.  The Certifying Officers have reviewed our  disclosure  controls and  procedures  and have concluded that those disclosure controls and procedures were effective as of December 31, 2008.
In compliance  with Section 302 of the  Sarbanes-Oxley  Act of 2002, each of the
Certifying  Officers has executed an  Officer's  Certification  included in this
Quarterly Report on Form 10-Q.

     As of December 31, 2008, there have not been any significant changes in our internal  controls  or other  factors  that  could  significantly  affect  these controls  subsequent to the date of their  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.

     There are no items to report.

Item 1A.          Risk Factors.

     There are no material changes to report from the risk factors  disclosed in
MACC's Annual Report on Form 10-K for the year ended September 30, 2008.

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

Item 6.           Exhibits.

     The following exhibits are filed with this Quarterly Report on Form 10-Q:

         31.1  Section 302 Certification of Travis T. Prentice (CEO)
         31.2  Section 302  Certification of  Derek J. Gaertner (CFO)
         32.1  Section  1350 Certification of Travis T. Prentice (CEO)
         32.2  Section  1350 Certification of Derek J. Gaertner (CFO)

                                   SIGNATURES

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MACC PRIVATE EQUITIES INC.

Date:                                      By:
     -----------------------------            --------------------------------------------
                                              Travis T. Prentice,
                                              President and CEO

Date:                                      By:
     -----------------------------            ---------------------------------------------
                                                Derek  J. Gaertner,
                                                Chief Financial Officer

EXHIBIT INDEX

Exhibit       Description                                             Page
-------       -----------                                             ----

    31.1      Section 302 Certification of Travis T. Prentice (CEO)    23

    31.2      Section 302 Certification of Derek J. Gaertner (CFO)     25

    32.1      Section 1350 Certification of Travis T. Prentice (CEO)   27

    32.2      Section 1350 Certification of Derek J. Gaertner (CFO)    28

