Form 10-Q/A
period 2008-12-31
MACC PRIVATE EQUITIES INC
filed 2009-02-17
CIK 923808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q/A

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

                                           MACC PRIVATE EQUITIES INC.

Date:  February 17, 2009                   By: /s/ Travis T. Prentice
     -----------------------------            --------------------------------------------
                                              Travis T. Prentice,
                                              President and CEO

Date: February 17, 2009                    By:  /s/ Derek J. Gaertner
     -----------------------------            ---------------------------------------------
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

