Form 10-Q
period 2009-03-31
MACC PRIVATE EQUITIES INC
filed 2009-05-15
CIK 923808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 0-24412

MACC PRIVATE EQUITIES INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1421406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

580 Second Street; Suite 102, Encinitas, California 92024
(Address of principal executive offices)

(760) 479-5080
(Registrant’s telephone number, including area code)

__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐    No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 1, 2009, the registrant had issued and outstanding 2,464,621 shares of common stock.

Index

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements

MACC PRIVATE EQUITIES INC.
Condensed Balance Sheets

	March 31, 2009 (Unaudited)	September 30, 2008

Assets

Cash and cash equivalents	$7,729	145,790
Loans and investments in portfolio securities, at market or fair value:
Unaffiliated companies (cost of $2,260,399 and $2,274,595)	1,799,981	1,530,127
Affiliated companies (cost of $11,522,325 and $12,234,007)	9,420,045	10,528,449
Controlled companies (cost of $2,874,939 and $2,932,231)	2,385,983	2,443,275
Interest receivable	313,092	313,561
Other assets	357,570	352,675

Total assets	$14,284,400	15,313,877

Liabilities and net assets

Liabilities:
Note payable	$4,655,965	4,750,405
Line of credit	220,000	---
Incentive fees payable	16,361	16,361
Accounts payable and other liabilities	158,943	112,130

Total liabilities	5,051,269	4,878,896

Net assets:
Common stock, $.01 par value per share; authorized 10,000,000 shares; issued and outstanding 2,464,621 shares	24,646	24,646
Additional paid-in-capital	12,260,138	13,349,317
Unrealized depreciation on investments	(3,051,653)	(2,938,982)

Total net assets	9,233,131	10,434,981

Total liabilities and net assets	$14,284,400	15,313,877

Net assets per share	$3.75	4.23

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.
Condensed Statements of Operations
 (Unaudited)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008	For the six months ended March 31, 2009	For the six months ended March 31, 2008

Investment income:
Interest
Unaffiliated companies	$7,843	8,397	15,829	16,926
Affiliated companies	60,152	162,843	146,975	305,813
Controlled companies	5,990	9,479	12,778	30,990
Other	35	538	192	2,269
Dividends
Affiliated companies	7,743	13,035	117,367	98,298
Other income	---	6	---	6

Total investment income	81,763	194,298	293,141	454,302

Operating expenses:
Interest expenses	70,895	108,812	143,402	236,927
Management fees	76,321	63,129	151,264	130,093
Professional fees	108,365	198,976	174,593	254,696
Other	64,731	94,865	144,451	151,629

Total operating expenses	320,312	465,782	613,710	773,345

Investment expense, net	(238,549)	(271,484)	(320,569)	(319,043)

Realized and unrealized (loss) gain on investments and other assets:
Net realized gain (loss) on investments:
Unaffiliated companies	(768,610)	5,493	(768,610)	5,493
Net change in unrealized appreciation/depreciation on investments	(381,771)	(199,976)	(112,671)	(921,330)
Net change in unrealized gain on other assets	---	6,628	---	6,628

Net loss on investments	(1,150,381)	(187,855)	(881,281)	(909,209)

Net change in net assets from operations	$(1,388,930)	(459,339)	(1,201,850)	(1,228,252)

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the six months ended March 31, 2009	For the six months ended March 31, 2008

Cash flows from (used in) operating activities:
Net change in net assets from operations	$(1,201,850)	(1,228,252)

Adjustments to reconcile net change in net assets from operations to net cash provided by (used in) operating activities:
Net realized and unrealized loss (gain) on investments	881,281	915,837
Net realized and unrealized gain on other assets	---	15,671
Proceeds from disposition of and payments on
loans and investments in portfolio securities	120,459	97,258
Purchases of loans and investments in portfolio securities	(105,898)	---
Change in interest receivable	469	(30,329)
Change in other assets	(4,895)	(39,276)
Change in accrued interest, deferred incentive fees payable,
accounts payable and other liabilities	46,813	(154,638)

Net cash used in operating activities	(263,621)	(423,729)

Cash flows from financing activities:
Line of credit draws	220,000	---
Note repayment	(94,440)	(90,309)

Net cash provided by (used in) financing activities	125,560	(90,309)

Net decrease in cash and cash equivalents	(138,061)	(514,038)

Cash and cash equivalents at beginning of period	145,790	822,295

Cash and cash equivalents at end of period	$7,729	308,257

Supplemental disclosure of cash flow information -
Cash paid during the period for interest	$143,402	228,793

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.

Notes to Unaudited Condensed Financial Statements

_____________________________________________________________________________________________

(1)           Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of MACC Private Equities Inc. (“MACC,” “we” or “us”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for investment companies.  MACC has elected to be treated as a business development company under the Investment Company Act of 1940.  On February 15, 1995, MACC consummated a plan of reorganization as confirmed by the United States Bankruptcy Court for the Northern District of Iowa on December 28, 1993. As of February 15, 1995, MACC adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, resulting in MACC’s assets and liabilities being adjusted to fair values.  Effective April 30, 2008, MACC’s wholly-owned subsidary, MorAmerica Capital Corporation, (“MorAm”), was merged with and into MACC.

The unaudited condensed financial statements included herein have been prepared in accordance with GAAP for interim financial information and instructions to Form 10-Q and Article 6 or 10 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been omitted, however MACC believes that the disclosures made are adequate to make the information presented not misleading.  The unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto of MACC as of and for the year ended September 30, 2008 included in the MACC’s Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”).  The information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.  The results of the interim periods reported are not necessarily indicative of results to be expected for the year.  The balance sheet information as of September 30, 2008 has been derived from the audited balance sheet as of that date.

Significant Risk and Uncertainties

When global economic conditions are adverse or the global economy is in a recession as it was during the first and second quarter of fiscal 2009, it is difficult for us to estimate future expected realizable value from investments, the likelihood of our investment companies ability to meet their financial obligations, including the debentures and related interest payments due to us and therefore our future expected cash flows.  All of these factors increase uncertainty inherent in our management estimates and assumptions.  As future events and their effects cannot be determined with precision, particularly those related to the condition of the economy, we believe actual results related to our realization on the sale of investments, collection of loans receivable and interest receivable presently pose our greatest risk and could differ significantly from our current estimates.

(2)   Going Concern Uncertainty and Liquidity
We incurred losses of $1,388,930 and $1,201,850 for the three months ended March 31, 2009 and six months ended March 31, 2009, respectively.  Additionally, we have used net cash of $263,621 and $423,729 to fund our operating activities for the six months ended March 31, 2009 and 2008, respectively.  To date these operating losses have been funded primarily from the sale of portfolio companies and private financing.

We continue to have an ongoing need to raise cash from portfolio sales to fund our operations and pay down our outstanding debt.  Our efforts to sell certain of our investments has taken longer than we initially anticipated while performance of the underlying portfolio companies in certain cases has deteriorated.  We believe our ability to liquidate positions has been adversely affected by current credit conditions and the downturn in the financial markets and the global economy.  In addition, our note payable and line of credit with Cedar Rapids Bank & Trust

Company with balances of $4,655,965 and $220,000, respectively, as of March 31, 2009, are due August 31, 2009.  We are currently involved in negotiations to extend the terms of these credit facilities, however no guarantee can be made that we will be successful in our efforts.  If we fail to extend such terms we will not be able to meet our short term payment obligations.  Accordingly, the combination of these facts raises substantial doubt as to MACC’s ability to continue as a going concern.   The accompanying unaudited condensed financial statements have been prepared assuming that MACC will successfully refinance its credit terms and continue as a going concern.

We expect to continue to utilize our operating line of credit to fund operations through at least the next six months, which has an available amount of $280,000 as at March 31, 2009.  We continue to seek additional cash through future sales of portfolio equity and debt securities and from other financing arrangements.  Although there can be no assurance given, we hope to successfully renegotiate the terms of our existing note payable and line of credit to meet working capital requirements.  Without this additional capital, current working capital and cash costs will not be adequate for operations at their current levels.  If such efforts are not successful, we may need to liquidate our current investment portfolio, to the extent possible, which could result in significant realized losses due to the current economic conditions.  We continue to review our investment portfolio and evaluate potential exit opportunities at the maximum return on our initial investment.

 (3)           Critical Accounting Policies

Investments

       In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007.  MACC adopted SFAS No. 157 effective October 1, 2008.  The adoption of SFAS No. 157 did not have a material impact on the financial statements as of and for the six months ended March 31, 2009.

Investments in securities that are traded in the over-the-counter market or on a stock exchange are valued by taking the average of the close (or bid price in the case of over-the-counter equity securities) for the valuation date.  Restricted and other securities for which quotations are not readily available are valued at fair value as determined by the Board of Directors.  Among the factors considered in determining the fair value of investments are the cost of the investment; developments, including recent financing transactions, since the acquisition of the investment; financial condition and operating results of the investee; the long-term potential of the business of the investee; market interest rates for similar debt securities; overall market conditions and other factors generally pertinent to the valuation of investments.  The Board of Directors has considered the current illiquid credit market conditions, and the risks and uncertainties associated with those conditions in determining the values of our portfolio securities.  Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

Actual results could differ from these estimates.  Current economic conditions, including illiquid credit markets and volatile equity markets, contribute to the inherent uncertainty of such estimates.  Management’s estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the unaudited condensed financial statements in the periods they are determined to be necessary.

 (4)           Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”). FSP 157-2 delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted all of the provisions of SFAS No. 157 on October 1, 2008 for all financial assets and liabilities.  With the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities, MACC is required to adopt FSP 157-2 on October 1, 2009 and is currently evaluating the impact of this pronouncement on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items to be measured at fair value.  The provisions of SFAS No. 159 are effective as of the beginning of the first fiscal year that begins after November 15, 2007.  This pronouncement had no impact on the unaudited condensed financial statements as of March 31, 2009.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active. More specifically, FSP No. 157-3 states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and are not representative of fair value in an orderly transaction.  FSP No. 157-3 also provides further guidance that the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available.  In addition, FSP No. 157-3 provides guidance on the level of reliance of broker quotes or pricing services when measuring fair value in a non active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and a quote that is not a binding offer.  The guidance in FSP No. 157-3 is effective upon issuance for all financial statements that have not been issued and any changes in valuation techniques as a result of applying FSP No. 157-3 are accounted for as a change in accounting estimate.  MACC adopted this pronouncement during the quarter ended December 31, 2008. The adoption of this pronouncement had no impact on the unaudited financial statements as of March 31, 2009.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008.  MACC is required to adopt SFAS No. 141(R) on October 1, 2009 and is currently evaluating the impact of this pronouncement on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. MACC adopted SFAS No. 161 as of January 1, 2009 but it did not have an impact on its unaudited condensed financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amend Statement 107 and Opinion 28 by requiring disclosures of the fair value of financial instruments included within the scope of Statement 107 whenever a public company issues summarized financial information for interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 under certain circumstances.  MACC will adopt FSP FAS 107-1 and APB 28-1 for the quarter ended June 30, 2009 and does not expect its adoption to have a material impact on its unaudited condensed financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the recognition guidance for other than temporary impairments for debt securities classified as available-for-sale and held-to-maturity securities, and the presentation and disclosure guidance for both debt and  equity securities that are subject to the disclosure requirements of Statement 115 and FSP FAS 115-1 and FAS 124-1. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. MACC will adopt FSP 115-2 and FAS 124-2 for the quarter ended June 30, 2009 and is currently evaluating the impact of its adoption on its unaudited condensed financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on how to determine fair value measurements when the volume and level of activity for an asset or liability have significantly decreased and how to identify transactions that are not orderly. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. MACC will adopt FSP FAS 157-4 for the quarter ended June 30, 2009 and is currently evaluating the impact of its adoption on its unaudited condensed financial statements.

(5)           Investments – Fair Value Measurements

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

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level 1 include listed equities and listed derivatives.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category include corporate debt and less liquid and restricted equity securities.

Level III – Pricing inputs are unobservable for the investments and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation and are based on the Board of Directors’ own assumptions about the assumptions that a market participant would use, including inputs derived from extrapolation and interpolation that are not corroborated by observable market data.  Investments that are included in this category generally include corporate private equity.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given investment is based on the lowest level of input that is significant to the fair value measurement. MACC’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

All of MACC’s investments at March 31, 2009 were classified and disclosed under the Level III category.  Investments are stated at fair value as determined by the Board of Directors according to the procedures of MACC’s Valuation Policy.  Securities are valued individually and in the aggregate as of the end of each quarter of each fiscal year and as of the end of each fiscal year.  Interest-bearing securities are valued in an amount not greater than cost, with adjustments to their carrying value made to reflect changes in interest rates.  Loan valuation determinations take into account portfolio companies’ financial condition, outlook, payment histories and other factors.  Equity security valuations take into account the following factors, among others: the portfolio company’s performance, the prospects of a portfolio company’s future equity financing and the character of participants in such financing, and the utilization of various financial measures, including cash flow multiples, as appropriate.  If a portfolio company appears likely to discontinue operations, a liquidation valuation technique may be employed.  Valuations established by the Board of Directors are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of portfolio assets, and these favorable or unfavorable differences could be material.

The following table presents the investments at fair value as of March 31, 2009 by type of investment:

Fair Value Based on	Corporate Private Debt	Corporate Private Equity	Total

Investment Level III	$ 8,205,906	$ 5,400,103	100%
           The following table provides a rollforward in the changes in fair value during the six-months ending March 31, 2009 for all investments which MACC has determined using unobservable (Level III) factors.

For the three months ended March 31, 2009		Total

Balance, December 31, 2008		$14,732,690
Purchases (Debt Repayment)
Handy Industries, LLC	$26,751
Superior Holding, Inc.	39,000
Linton Truss Corporation	20
Portrait Displays, Inc.	(7,179)
Morgan Ohare, Inc.	(10,417)
SMWC Acquisition Co., Inc	(24,475)
Total Purchases (Debt Repayment)		23,700
Realized Loss
Kwik-Way Products, Inc.	(768,610)
Total Realized Loss		(768,610)
Unrealized Gain (Loss)
Kwik-Way Products Inc.	768,610
Handy Industries, LLC	(244,805)
Pratt-Read Corporation	(905,576)
Total Unrealized Gain (Loss)		(381,771)
Balance, March 31, 2009		$13,606,009
The amount of total gains (losses) for the period included on the statement of operations attributable to changes in unrealized gains/losses relating to investments still held at the reporting date		($1,150,381)

For the six months ended March 31, 2009		Total

Balance, September 30, 2008		$14,501,851
Purchases (Debt Repayment)
Handy Industries, LLC	$66,878
Superior Holding, Inc.	39,000
Linton Truss Corporation	20
Portrait Displays, Inc.	(14,217)
Morgan Ohare, Inc.	(57,292)
SMWC Acquisition Co., Inc	(48,950)
Total Purchases (Debt Repayment)		(14,561)
Realized Loss
Kwik-Way Products, Inc.	(768,610)
Total Realized Loss		(768,610)
Unrealized Gain (Loss)
Portrait Displays, Inc.	324,050
M.A.Gedney Company	10,000
Kwik-Way Products Inc.	768,610
Handy Industries, LLC	(244,805)
Pratt-Read Corporation	(905,576)
Linton Truss Corporation	(40,000)
Mainstream Data, Inc.	(24,950)
Total Unrealized Gain (Loss)		(112,671)
Balance, March 31, 2009		$13,606,009
The amount of total gains (losses) for the period included on the statement of operations attributable to changes in unrealized gains/losses relating to investments still held at the reporting date		($881,281)

Total unrealized gains and losses recorded for Level III investments are reported in Net Change in Unrealized Loss in the Statements of Operations.

(6)           Note Payable

MACC has a term loan in the amount of $4,655,965 with Cedar Rapids Bank & Trust Company as of March 31, 2009.  This note is a variable interest rate note secured by a Security Agreement, Commercial Pledge Agreement and a Master Business Loan Agreement.  The interest rate fluctuates daily and is the greater of the Wall Street Journal prime rate plus 0.5%, or 6%.  The interest rate on the note at March 31, 2009 was 6.0%.  The note has a stated maturity of August 28, 2009. The note is secured by all of MACC’s assets and MACC is required to apply 80% of all cash proceeds received on the sale or liquidation of investments to pay down any amounts outstanding.

(7)           Line of Credit

MACC has a secured revolving line of credit available up to a maximum of $500,000, for working capital requirements, from Cedar Rapids Bank & Trust Company. The interest charged on the facility fluctuates bearing interest at the greater of the Wall Street Journal prime rate plus 0.5%, or 6%.  As of March 31, 2009, $220,000 was drawn on this line of credit.  Availability of these funds will terminate on August 29, 2009, with all principal due and payable on August 28, 2009 (see note 2).  Interest payments are due and payable on a quarterly basis.  The operating line of credit is secured by all of MACC’s assets.

(8)           Financial Highlights (Unaudited)

	For the three months ended March 31, 2009		For the three months ended March 31, 2008	For the six months ended March 31, 2009	For the six months ended March 31, 2008

Per Share Operating Performance (For a share of capital stock outstanding throughout the period): Net asset value, beginning of period		$4.31	4.36	4.23	4.67

Expense from investment operations:
Investment expense, net		(0.10)	(0.11)	(0.13)	(0.13)
Net realized and unrealized gain
(loss) on investment transactions		(0.46)	(0.07)	(0.35)	(0.36)
Total from investment operations		(0.56)	(0.18)	(0.48)	(0.49)

Net asset value, end of period		$3.75	4.18	3.75	4.18
Closing bid price		$0.90	2.20	0.90	2.20

	For the three months ended March 31, 2009		For the three months ended March 31, 2008	For the six months ended March 31, 2009	For the six months ended March 31, 2008

Total return
Net asset value basis	%	(13.08)	(4.27)	(11.52)	(10.66)
Market price basis	%	73.08	(20.00)	(35.71)	(10.20)

Net asset value, end of period (in thousands)		$9,233	10,293	9,233	10,293

Ratio to weighted average net assets:
Investment expense, net	%	(2.27)	(2.57)	(3.09)	2.90
Operating and income tax expense	%	(3.05)	(4.41)	(5.91)	7.03

The ratios of investment expense, net to average net assets, of operating and income tax expenses to average net assets and total return are calculated for common stockholders as a class.  Total return, which reflects the annual change in net assets, was calculated using the change in net assets between the beginning of the current fiscal year and end of the current year period.  An individual common stockholders’ return may vary from these returns.

MACC PRIVATE EQUITIES INC. SCHEDULE OF INVESTMENTS (UNAUDITED) MARCH 31, 2009

Manufacturing:
Company	Security	Percent of Net assets	Value	Cost (d)

Aviation Manufacturing Group, LLC (a)	14% debt security, due October 1, 2010		616,000	616,000
Yankton, South Dakota	154,000 units preferred		154,000	154,000
Manufacturer of flight critical parts for airplanes	Membership interest 14% note, due October 1, 2010		795,559 77,000	39 77,000
			1,642,559	847,039

Central Fiber Corporation	12% debt security, due March 31, 2009 (f)		258,222	258,222
Wellsville, Kansas	Warrant to purchase 273.28 common shares		---	---
Recycles and manufactures cellulose			258,222	258,222
fiber products

Detroit Tool Metal Products Co. (a)	12% debt security, due November 18, 2009		1,371,507	1,371,507
Lebanon, Missouri	19,853.94 shares Series A preferred (c)		195,231	195,231
Metal stamping	7,887.17 shares common (c)		126,742	126,742
			1,693,480	1,693,480

Handy Industries, LLC (a)	12.5% debt security, due January 8, 2008(c)(f)		173,122	667,327
Marshalltown, Iowa	167,171 units Class B preferred (c)		---	167,171
Manufacturer of lifts for motorcycles, trucks and	Membership interest 12.0% debt security, due December 31, 2011(c)		--- 66,878	1,357 66,878
industrial metal products			240,000	902,733

Linton Truss Corporation	542.8 common shares (c)		----	----
Delray Beach, Florida	400 shares Series 1 preferred (c)		150,000	40,000
Manufacturer of residential roof and	3,411.88 common shares (c)		35	35
floor truss systems			150,035	40,035

M.A. Gedney Company (a)	648,783 shares preferred (c)		80,000	1,450,601
Chaska, Minnesota	12% debt security, due June 30, 2009		76,000	76,000
Pickle processor	Warrant to purchase 83,573 preferred shares (c)		---	---
			156,000	1,526,601

Magnum Systems, Inc. (a)	12% debt security, due November 1, 2011		574,163	574,163
Parsons, Kansas	48,038 common shares (c)		48,038	48,038
Manufacturer of industrial bagging equipment	292,800 shares preferred (c) Warrant to purchase 56,529 common shares (c)		304,512 580,565	304,512 565
			1,507,278	927,278

MACC PRIVATE EQUITIES INC.
SCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED)
DECEMBER 31, 2008

Manufacturing Continued:

Company	Security	Percent of Net assets		Value	Cost (d)

Pratt-Read Corporation (a)	13,889 shares Series A preferred (c)		$	---	750,000
Bridgeport, Connecticut	7,718 shares Series A preferred (c)			---	416,667
Manufacturer of screwdriver shafts and handles and other hand tools	13% debt security, due July 30, 2007 (c)(e) Warrants to purchase common shares (c)			1 ----	277,800 ----
				1	1,444,467

Spectrum Products, LLC (b)	13% debt security, due January 1, 2011 (c)			1,077,649	1,077,649
Missoula, Montana	385,000 units Series A preferred (c)			---	385,000
Manufacturer of equipment for the	Membership interest (c)			---	351
swimming pool industry	17,536.75 units Class B preferred (c)			---	47,355
				1,077,649	1,510,355

Superior Holding, Inc. (a)	6% debt security, due April 1, 2010(c)			780,000	780,000
Wichita, Kansas	Warrant to purchase 11,143 common shares (c)			1	1
Manufacturer of industrial and	6% debt security, due April 1, 2010(c)			221,000	221,000
commercial boilers and shower	121,457 common shares (c)			121,457	121,457
doors, frames and enclosures	6% debt security, due April 1, 2010(c)			308,880	308,880
	312,000 common shares (c)			3,120	3,120
	14% debt security, due April 1, 2010			39,000	39,000
				1,473,458	1,473,458

Total manufacturing		60.26%		8,198,683	10,623,669

Service:

Monitronics International, Inc.	73,214 common shares (c)			439,284	54,703
Dallas, Texas
Provides home security systems monitoring services

Morgan Ohare, Inc. (b)	0% debt security, due January 1, 2010 (c)			1,068,750	1,125,000
Addison, Illinois	10% debt security, due January 1, 2010			239,583	239,583
Fastener plating and heat treating	57 common shares (c)			1	1
				1,308,334	1,364,584

SMWC Acquisition Co., Inc. (a)	13% debt security due September 30, 2011			75,625	75,625
Kansas City, Missouri	12% debt security due September 30, 2011			430,100	430,100
Steel warehouse distribution and				505,725	505,725
processing

Warren Family Funeral Homes, Inc.	Warrant to purchase 346.5 common shares (c)			200,012	12
Topeka, Kansas
Provider of value priced funeral services

Total Service		18.03%		2,453,355	1,925,024

MACC PRIVATE EQUITIES INC.
SCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED)
DECEMBER 31, 2008

Service Continued:

Company	Security	Percent of Net assets	Value	Cost (d)

Technology and Communications:

Feed Management Systems, Inc. (a)	540,551 common shares (c)		1,327,186	1,327,186
Brooklyn Center, Minnesota	674,309 shares Series A preferred (c)		674,309	674,309
Batch feed software and systems			2,001,495	2,001,495
and B2B internet services

MainStream Data, Inc. (a)	322,763 shares Series A preferred (c)		200,049	200,049
Salt Lake City, Utah
Content delivery solutions provider

Phonex Broadband Corporation	1,855,302 shares Series A preferred (c)		1	1,155,000
Midvale, Utah
Power line communications

Portrait Displays, Inc.	8% debt security, due April 1, 2009		2,425	2,425
Pleasanton, California	8% debt security, due April 1, 2012 (c)		750,001	750,001
Designs and markets pivot	Warrant to purchase 39,400 common shares (c)		---	---
enabling software for LCD			752,426	752,426
computer monitors

Total technology and communications		21.71%	2,953,971	4,108,970

			$13,606,009	16,657,663

(a)
Affiliated company.  Represents ownership of greater than 5% to 25% of the outstanding voting securities of the issuer, and is or was an affiliate of MACC as defined in the Investment Company Act of 1940 at or during the period ended March 31, 2009.

(b)
Controlled company.  Represents ownership of greater than 25% of the outstanding voting securities of the issuer, and is or was a controlled affiliate of MACC as defined in the Investment Company Act of 1940 at or during the period ended March 31, 2009.

(c)	Non-income producing. Presently nonincome producing.

(d)	For all debt securities presented, the cost is equal to the principal balance.

(e)	Debt security has been restructured to extend the due date.

(f)	MACC is currently working with the company to restructure the terms of the debt security.

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the Quarterly Report on Form 10-Q for MACC Private Equities Inc. (“MACC” or “we” or “us”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by MACC’s management, other than statements of historical fact, are forward-looking statements.  These forward-looking statements are based on current management expectations that involve substantial risks and uncertainties that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements.  Forward-looking statements relate to future events or our future financial performance.  We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “targets,” “potential,” and “continue,” or the negative of these terms, or other similar words.  Examples of forward-looking statements contained in this Quarterly Report on Form 10-Q include statements regarding MACC’s:

•	future financial and operating results;
•	business strategies, prospects and prospects of its portfolio companies;
•	ability to operate as a business development company;
•	regulatory structure;
•	adequacy of cash resources and working capital;
•	projected costs;
•	competitive positions;
•	management’s plans and objectives for future operations; and
•	industry trends.

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements.  Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, as disclosed in MACC’s prior Securities and Exchange Commission (“SEC”) filings. These and many other factors could affect MACC’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by MACC or on its behalf.  MACC undertakes no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All references to fiscal year apply to MACC’s respective fiscal years which end on September 30 of each year.

Results of Operations

Our investment income includes income from interest, dividends and fees.  Investment expense, net represents total investment income minus net operating expenses.  The main objective of portfolio company investments is to achieve capital appreciation and realized gains in the portfolio.  These gains and losses are not included in investment expense, net.

Second Quarter Ended March 31, 2009 Compared to Second Quarter Ended March 31, 2008

	For the three months ended March 31,
	2009	2008	Change

Total investment income	$81,763	194,298	(112,535)
Total operating expenses	(320,312)	(465,782)	145,470

Investment expense, net	(238,549)	(271,484)	32,935

Net realized gain (loss) on investments	(768,610)	5,493	(774,103)
Net change in unrealized appreciation/ depreciation on investments and other assets	(381,771)	(199,976)	(181,795)
Net change in unrealized gain on other assets	---	6,628	(6,628)

Net loss gain on investments	(1,150,381)	(187,855)	(962,526)

Net change in net assets from operations	$(1,388,930)	(459,339)	(929,591)

Net asset value per share:
Beginning of period	$4.32	4.36

End of period	$3.75	4.18

Total Investment Income

During the current fiscal year second quarter, total investment income was $81,763, a decrease of $112,535, or 58%, from total investment income of $194,298 for the prior year second quarter.  In the current year second quarter as compared to the prior year second quarter, interest income decreased $107,237, or 59%, and dividend income decreased $5,292, or 41%.  The decrease in interest income is the net result of (i) repayments of principal on debt portfolio securities issued to us by three portfolio companies, (ii) an increase in interest income due to one follow-on  debt portfolio security investment, and (iii) a decrease in interest income on four debt portfolio securities which have been placed on non-accrual of interest status.  In both the current year second quarter and the prior year second quarter, MACC received a dividend on one existing portfolio investment, however the current year dividend was smaller.  MACC does not anticipate that its dividend income will continue to decrease in future periods.

Net Operating Expenses

Net operating expenses for the second quarter of the current year were $320,312, a decrease of $145,470 or 31%, as compared to net operating expenses for the prior year second quarter of $465,782.  Interest expense decreased $37,917, or 35%, in the current year second quarter due a combination of the decrease in the interest rate and principal balance of the Note Payable to Cedar Rapids Bank & Trust Company as discussed below under Financial Condition, Liquidity and Capital Resources.

Management fees increased $13,192, or 21%, in the current year second quarter due to the change of investment advisers and concurrent increase in the management fee from 1.5% to 2.0%.  However, in order to reduce expenses, effective in May, our investment adviser, Eudaimonia Asset Management, LLC (“EAM”), has voluntarily waived its 1% portion of the management fee for an indefinite period.  The remaining 1% of the management fee continues to be paid to our subadviser, InvestAmerica Investment Advisors, Inc. (“InvestAmerica”).  Professional fees decreased $90,611, or 46%, in the current year second quarter as compared to the prior year second quarter. The decrease is primarily related to the absence of legal costs incurred in the prior year period due to changes in the investment advisory structure, the merger and exploration of capital raising options.  Other expenses decreased $30,134, or 32%, in the current year second quarter as compared to the prior year second quarter.  The decrease in other expenses is a result of (i) a decrease in expenses associated with compliance with the Investment Company Act of 1940, as amended (the “1940 Act”), and (ii) the elimination of fees paid in the prior second quarter for investor related services associated with our proposed rights offering and the preparation of a registration statement.

Investment Expense, Net

For the current year second quarter, MACC recorded investment expense, net of $238,549, as compared to investment expense, net of $271,484 during the prior year second quarter, a decrease of $32,935, or 12%.  The decrease in investment expense, net is primarily the result of the decrease in interest income, professional and other expenses as described above.

Net Realized gain/(loss) on Investments

During the current year second quarter, MACC realized a net loss of $768,610 on one portfolio investment, as compared with the net realized gain of $5,493 in the prior year second quarter.  The current period realized loss was the write-off of a portfolio investment which had been previously written down to $1 through unrealized losses.  Management does not attempt to maintain a comparable level of realized gains quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities.  Under the Investment Advisory Agreements between us and our prior sole investment adviser, InvestAmerica, and between a subsidiary at the time, MorAmerica Capital Corporation, (“MorAm”) and InvestAmerica (together, the “InvestAmerica Advisory Agreements”), both of which were in effect prior to their termination during the third quarter of fiscal 2008, InvestAmerica earned an incentive fee calculated as a percentage of the excess of our realized gains in a particular period, over the sum of net realized losses and unrealized depreciation during the same period. As a result, the timing of realized gains, realized losses and unrealized depreciation can have an effect on the amount of the incentive fee payable to InvestAmerica under the InvestAmerica Advisory Agreements.

Effective April 29, 2008, the InvestAmerica Advisory Agreements were terminated and we entered into an Investment Advisory Agreement (the “EAM Advisory Agreement”) with EAM.  Under the EAM Advisory Agreement, EAM earns an incentive fee which is calculated as percentage of the excess of our realized gains in a particular period, over the sum of net realized losses and unrealized depreciation during the same period.  As a result, the timing of realized gains, realized losses and unrealized depreciation can have an effect on the amount of the incentive fee payable to EAM under the EAM Advisory Agreement.

Also Effective April, 29, 2008, we entered into an Investment Subadvisory Agreement (the “Subadvisory Agreement”) with EAM and InvestAmerica, pursuant to which InvestAmerica continues to manage our portfolio of investment which existed on the effective date of the Subadvisory Agreement (the “Existing Portfolio”).  Under the terms of the Subadvisory Agreement, EAM pays InvestAmerica an incentive fee based on a portion of the incentive fees paid to EAM by us under the EAM Advisory Agreement attributable to the Existing Portfolio.

Net Change in Unrealized Appreciation/Depreciation of Investments and Other Assets

Net change in unrealized appreciation/depreciation on investments represents the change for the period in the unrealized appreciation, net of unrealized depreciation, on our total investment portfolio based on the valuation method described under “Critical Accounting Policy”.

We recorded a net change in unrealized appreciation/depreciation on investments of ($381,771) during the current year second quarter, as compared to ($199,976) during the prior year second quarter.  This net change resulted from:

●
No unrealized appreciation during the current year second quarter, as compared to unrealized appreciation in the fair value of two portfolio companies totaling $567,469 during the prior year second quarter.

●
Unrealized depreciation in the fair value of two portfolio companies totaling $1,150,381 during the current year second quarter, as compared to unrealized depreciation in the fair value of six portfolio companies of $767,445 during the prior year second quarter.

●
Reversal of unrealized depreciation of $768,610 in one portfolio company during the current year second quarter, as compared to no reversals of unrealized depreciation in the prior year second quarter.

Net Change in Net Assets from Operations

We experienced a decrease of $1,388,930 in net assets for the second quarter of fiscal year 2009, and the resulting net asset value per share was $3.75 as of March 31, 2009, as compared to $4.31 as of December 31, 2008.  The decrease in net asset value during the second quarter ended March 31, 2009 was primarily the result of the net change in realized loss and net unrealized depreciation on investments, as described above.

As of March 31, 2009, we had seven portfolio investments valued at cost, had recorded unrealized appreciation on five portfolio investments, and have recorded unrealized depreciation on six portfolio investments.  Quarterly valuations can be affected by a portfolio company’s short term performance that results in increases or decreases in unrealized depreciation and unrealized appreciation for the quarter.  Changes in the fair value of a portfolio security may or may not be indicative of the long term performance of the portfolio company.

Although we are not currently making investments in new portfolio companies (but may periodically make follow-on investments in Existing Portfolio companies), as previously announced, our investment strategy under the EAM Advisory Agreement going forward is to make new equity investments in small-cap and micro-cap companies which qualify for investment by business development companies (“BDCs”) under the 1940 Act.  Under the Subadvisory Agreement, InvestAmerica will continue to oversee the Existing Portfolio.  We will continue to prudently sell Existing Portfolio investments and use the resulting proceeds to pay down the Note Payable, as further described below.   The ability to exit the Existing Portfolio investments is affected by company performance and external factors unrelated to the portfolio companies.  These factors include subprime lending, credit contraction, inflationary pressures, high commodity prices, recessional pressures, and a slowing economy.

We have initiated the process of raising additional capital by filing a registration statement to effect a rights offering, which was approved by shareholder vote on April 28, 2008, but which we would not anticipate effecting until our stock price increases sufficiently enough to yield at least $1 million in new capital.  We further believe that future capital raises will be necessary and that they should be done at prices that are not excessively dilutive to current shareholders.

Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

	For the six months ended March 31,
	2009	2008	Change

Total investment income	$293,141	454,302	(161,161)
Net operating expense	(613,710)	(773,345)	(159,635)

Investment expense, net	(320,569)	(319,043)	(1,526)

Net realized (loss) gain on investments	(768,610)	5,493	(774,103)
Net change in unrealized appreciation/ depreciation on investments and other assets	(112,671)	(921,330)	808,658
Net change in unrealized loss on other assets	---	6,628	(6,628)

Net gain (loss) on investments	(881,281)	(909,209)	27,928

Net change in net assets from operations	$(1,201,850)	(1,228,252)	26,402
Net asset value per share:
Beginning of period	$4.23	4.67
End of period	$3.75	4.18

Total Investment Income

During the current fiscal year six-month period, total investment income was $293,141, a decrease of $161,161, or 35%, from total investment income of $454,302 for the prior year six-month period.  In the current year six-month period as compared to the prior year six-month period, interest income decreased $180,224, or 51%, and dividend income increased $19,069 or 19%.  The decrease in interest income is the net result of (i) repayments of principal on debt portfolio securities issued to us by four portfolio companies, (ii) an increase in interest income due to the timing of receipt of payments, and (iii) a decrease in interest income on four debt portfolio securities which have been placed on non-accrual of interest status.  In both the current year six-month period and the prior year six-month period, MACC received dividends on two existing portfolio investments, however the current year dividends were larger.

Net Operating Expenses

Net operating expenses for the six-month period of the current year were $613,710, a decrease of $159,635, or 21%, as compared to net operating expenses for the prior year six-month period of $773,345.  Interest expense decreased $93,525, or 39%, in the current year six-month period due to the repayment of principal and reduced interest rate.  Management fees increased $21,171, or 16%, in the current year six-month period due to the increase in the management fee rate from 1.5% to 2.0% under the EAM Advisory Agreement and partially offset by the decrease in capital under management.  Professional fees decreased $80,103, or 31%, in the current year six-month period due to expenses incurred in the prior six-month period related to changes in the investment advisory structure, the merger and exploration of capital raising options. Other expenses decreased $7,178, or 5%, in the current year six-month period as compared to the prior year six-month period.  The decrease in other expenses is primarily the net result of (i) the increase in directors’ fees and travel reimbursements, (ii) a decrease in directors and officers insurance expense, (iii) the elimination of fees paid in the prior period for investor-related services associated with our proposed rights offering and the preparation of a registration statement, and (iv) a decrease in expenses associated with compliance with the 1940 Act.

Investment Expense, Net

For the current year six-month period, MACC recorded investment expense, net of $320,569, as compared to investment expense, net of $319,043 during the prior year six-month period, an increase of $1,526, or less than 1%.  The decrease in investment expense, net is the result of the decrease in investment income described above, partially offset by the decrease in investment expense described above.

Net Realized Gain on Investments

During the current year six-month period, MACC realized a net loss of $768,610 on one portfolio investment, as compared with net realized gain on investments of $5,493 during the prior year six-month period.  The current period realized loss was the result of a write-off of a portfolio investment which had been previously written down to $1 through unrealized losses.  Management does not attempt to maintain a comparable level of realized gains quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities.

Net Change in Unrealized Appreciation/Depreciation of Investments and Other Assets

Net change in unrealized appreciation/depreciation on investments represents the change for the period in the unrealized appreciation, net of unrealized depreciation, on MACC’s total investment portfolio based on the valuation method described under “Critical Accounting Policy”.

MACC recorded net change in unrealized appreciation/depreciation on investments of ($112,671) during the current year six-month period, as compared to ($921,330) during the prior year six-month period.  This net change resulted from:

●
Unrealized appreciation in the fair value of two portfolio companies totaling $334,051 during the current year six-month period, as compared to unrealized appreciation in the fair value of two portfolio companies totaling $743,338 during the prior year six-month period.

●
Unrealized depreciation in the fair value of four portfolio companies of $1,215,332 during the current year six-month period, as compared to unrealized depreciation in the fair value of eight portfolio companies of $1,664,668 during the prior year six-month period.

●
Reversal of unrealized depreciation of $768,610 in one portfolio company during the current year six-month period, as compared to no reversals of unrealized depreciation in the prior year six-month period.

The net change in unrealized gain on other assets of $6,628 during the prior six-month period ending March 31, 2008 was recorded with respect to other portfolio securities which are classified as other assets.  There were no unrealized gains or losses on other assets during the six-month period ending March 31, 2009.

Going Concern Uncertainty, Financial Condition, Liquidity and Capital Resources

Global capital markets entered into a period of significant disruption in 2008, as evidenced by a lack of liquidity in debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk and the failure of major financial institutions.  Despite actions of the United States federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and have significantly reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular.  These conditions could continue for a prolonged period of time or worsen in the future.  While these conditions persist, we and other companies in the financial services sector may need, or may choose to access alternative markets for debt and equity capital which may only be available at a higher cost, and or on less favorable terms and conditions.  In addition, equity capital may be difficult to raise because, subject to some limited exceptions, we are not generally able to issue and sell our common stock at a price below net asset value per share.  Conversely, our portfolio companies may not be able to service or refinance their debt which could materially and adversely affect our financial condition as we would experience reduced income or even losses. The inability to raise capital and the risk of portfolio company defaults may have a negative effect on our business, financial condition and results of operations.

As of March 31, 2009, our cash and money market accounts totaled $7,729.  As reported elsewhere, MorAm had entered into (i) a term loan to refinance the outstanding debt under the Small Business Administration debenture program (“SBA Debentures”), which was assumed by us on April 30, 2008 as a result of the merger, and which now has a balance of $4,655,965 (the “Note Payable”), and (ii) a revolving loan permitting MorAm (now us) to borrow up to $500,000 (“Line of Credit”), with Cedar Rapids Bank & Trust Company (“CRB&T”) which as of March 31, 2009 has a principal balance of $220,000.  The Note Payable has a stated maturity of August 28, 2009.  The Line of Credit will terminate on August 29, 2009.  We have begun negotiations to refinance the Note Payable or line of Credit with CRB&T.  We are also exploring other sources for bank financing.  In the event that we are not able extend the terms of the Note Payable and obtain additional cash resources, we will not be able to meet immediate cash payment requirements.

Although we currently believe we will be able refinance the Note Payable and Line of Credit with CRB&T during the year, failure to do so or find alternative financing could pose significant financial risks to MACC given the relatively illiquid nature of the Existing Portfolio.  Assuming the successful refinancing of the Note Payable and the Line of Credit with CRB&T, we believe, as of March 31, 2009, that our existing cash, money market accounts, and other anticipated cash flows will provide adequate funds for our anticipated cash requirements during fiscal year 2009.

The following table shows our significant contractual obligations for the repayment of the Note Payable, Line of Credit and other contractual obligations as of March 31, 2009:

Payments due by period

Contractual Obligations
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Note Payable	$4,655,965	4,655,965	---	---	---

Line of Credit	$220,000	220,000	---	---	---

Incentive Fees Payable	$16,361	16,361	---	---	---

With respect to the Existing Portfolio, we are not making new investments, are prudently disposing of Existing Portfolio assets and are using the resulting proceeds to pay down the Note Payable and Line of Credit.

With respect to our investment strategy under the EAM Advisory Agreement, our Board of Directors sought and received approval by the shareholders for a proposal to issue rights to acquire shares of our Common Stock as a means by which we may raise additional equity capital.  We anticipate commencing our new investment strategy under the EAM Advisory Agreement if and when we raise additional capital.  In light of challenging market conditions as previously discussed however, the Board of Directors is continuing to review alternatives, including seeking shareholder approval to liquidate should additional capital raising prospects prove unlikely or inadequate to effectively execute on the new strategy.

Portfolio Activity

With respect to the Existing Portfolio, we have invested in and lended to businesses through investments in subordinated debt (generally with detachable equity warrants), preferred stock and common stock.  We, however, are not currently making investments in new portfolio companies.  As of March 31, 2009, certain debt investments have or were near expiration.  Since the quarter end, we have either restructured or continue to work toward restructuring these investments.  The total portfolio value of our investments illiquid securities was $13,606,009 at March 31, 2009 and $14,732,690 at December 31, 2008.  During the three months ended March 31, 2009, we made follow-on investments in the amount of $65,751 in two existing portfolio companies.  These follow-on investments also represented a co-investment with other funds managed by InvestAmerica.

With respect to the Existing Portfolio, we have frequently co-invested with other funds managed by InvestAmerica.  All of the $65,751 invested during the current quarter ended March 31, 2009 represented co-investments with another fund managed by InvestAmerica.  When we make any co-investment with these related funds, we follow certain procedures consistent with orders of the SEC for related party co-investments to mitigate conflict of interest issues.

Critical Accounting Policy

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007.  MACC adopted SFAS No. 157 effective October 1, 2008.

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

Realization of the carrying value of investments is subject to future developments.  Investment transactions are recorded on the trade date and identified cost is used to determine realized gains and losses.  Under the provisions of SOP 90-7, the fair value of loans and investments in portfolio securities on February 15, 1995, MACC’s fresh-start date, is considered the cost basis for financial statement purposes.

The preparation of financial statements in conformity with GAAP requires management to estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Determination of Net Asset Value

The net asset value per share of MACC’s outstanding common stock is determined quarterly, as soon as practicable after and as of the end of each calendar quarter, by dividing the value of total assets minus total liabilities by the total number of shares outstanding at the date as of which the determination is made.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are subject to market risk from changes in market prices of publicly-traded equity securities held from time to time in our consolidated investment portfolio.  At March 31, 2009, we had no publicly-traded equity securities in the Existing Portfolio, but, as noted elsewhere, we intend to pursue an investment strategy consisting of new equity investments in very small public companies that qualify for investment by BDCs under the 1940 Act, to the extent we are able to raise additional capital.

We currently have a portfolio of debt and equity securities for which no regular trading market exists.  The fair value of these investments may not be readily determinable.  We value these investments quarterly at fair value as determined in good faith under the direction of our board of directors pursuant to a valuation policy and consistently applied valuation process utilizing the input of our investment advisers and audit committee.  The types of factors that may be considered in fair value pricing of these investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to more liquid securities, indices and other market related inputs, discounted cash flow and other relevant factors.  Because such valuations and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these investments existed and may differ materially from the amounts we realize on any disposition of such investments. Our net asset value could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon the disposal of such investments.  In addition, decreases in the market values or fair values of our investments are recorded as unrealized depreciation.  Continued declines in prices and liquidity in the debt markets could result in substantial unrealized/realized losses, which could have a material adverse impact on our business, financial condition and results of operations.

The current economic conditions generally and the disruptions in the capital markets in particular have decreased liquidity, where available. The longer these conditions persist, the greater the probability that these factors could  reduce our ability to effectively liquidate portfolio positions, increase our cost and significantly limit our access to debt and equity capital, and thus have an adverse effect on our operations and financial results. Many of our portfolio companies may also be susceptible to the economic downturn, which could affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale or recapitalization.

A continued economic downturn could also disproportionately impact some of the industries in which we invest, causing us to be more vulnerable to further losses in our portfolio. Therefore, the number of our non-performing assets could increase and the fair market value of our portfolio decrease during these periods.  The economic downturn has affected the availability of credit generally and may prevent us from replacing or renewing our credit facility on reasonable terms, if at all.  If market instability persists or intensifies, we may continue to experience difficulty in raising capital.

Recent market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity.  The economic downturn may also continue to decrease the value of collateral securing the Note Payable, as well as the value of our equity investments.  For the six months ended March 31, 2009, we recorded net unrealized depreciation on our portfolio of investments of $881,281, which was entirely attributable to the decrease in fair value of our portfolio.  We may continue to see further decreases in the value of our portfolio in the event that the economic downturn continues and the general illiquidity of capital markets continues.

We are also subject to financial market risks from changes in market interest rates.  The Note Payable and our revolving Line of Credit is subject to a variable interest rate that is based on an independent index.  Therefore general interest rate fluctuations may have a materially adverse effect on our investment expense.

We are also subject to financial market risk from the short term nature of our credit facilities in combination with current market conditions and the relatively illiquid nature of our Existing Portfolio.  Our Note Payable and revolving Line of Credit are due or terminate in August 2009.  Given the currently challenging market environment as discussed elsewhere, we may have difficultly refinancing our Note Payable and Line of Credit, or finding alternative sources of financing.  Failure to refinance the Note Payable or Line of Credit could result in significant financial difficulties for us including the seizure and sale of Existing Portfolio assets at prices which would likely be as prices significantly less than fair value.  In addition, the failure to refinance our Line of Credit could result in us having insufficient funds for operating activities.  Further, the cost of financing could be significantly more costly which could have a material impact on our financial condition.

Item 4T.	Controls and Procedures

As of the end of the period covered by this report, in accordance with Item 307 of Regulation S-K promulgated under the Securities Act of 1933, as amended, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) have conducted evaluations of our disclosure controls and procedures.  As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Certifying Officers have reviewed our disclosure controls and procedures and have concluded that those disclosure controls and procedures were effective as of March 31, 2009.  In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, each of the Certifying Officers has executed an Officer’s Certification included in this Quarterly Report on Form 10-Q.

As of March 31, 2009, there have not been any significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no items to report.

Item 1A.	Risk Factors.

There are no material changes to report from the risk factors disclosed in MACC’s Annual Report on Form 10-K for the year ended September 30, 2008.

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

MACC PRIVATE EQUITIES INC.

Date: May 15, 2009	By:	/s/ Travis T. Prentice
Travis T. Prentice
President and CEO

Date: May 15, 2009	By:	/s/ Derek J. Gaertner
Derek J. Gaertner
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Section 302 Certification of Travis T. Prentice (CEO)

31.2	Section 302 Certification of Derek J. Gaertner (CFO)

32.1	Section 1350 Certification of Travis T. Prentice (CEO)

32.2	Section 1350 Certification of Derek J. Gaertner (CFO)