Form 10-Q
period 2009-06-30
MACC PRIVATE EQUITIES INC
filed 2009-08-14
CIK 923808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 1, 2009, the registrant had issued and outstanding 2,464,621 shares of common stock.

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements

MACC PRIVATE EQUITIES INC.
Condensed Balance Sheets

	June 30, 2009 (Unaudited)	September 30, 2008

Assets

Cash and cash equivalents	$70,026	145,790
Loans and investments in portfolio securities, at market or fair value:
Unaffiliated companies (cost of $819,102 and $2,274,595)	1,483,682	1,530,127
Affiliated companies (cost of $11,331,488 and $12,234,007)	8,053,452	10,528,449
Controlled companies (cost of $2,874,939 and $2,932,231)	2,602,022	2,443,275
Interest receivable	295,752	313,561
Other assets	325,863	352,675

Total assets	$12,830,797	15,313,877

Liabilities and net assets

Liabilities:
Notes payable	4,314,022	4,750,405
Line of credit	330,000	---
Incentive fees payable	16,361	16,361
Accounts payable and other liabilities	112,918	112,130

Total liabilities	4,773,301	4,878,896

Net assets:
Common stock, $.01 par value per share; authorized 10,000,000 shares; issued and outstanding 2,464,621 shares	24,646	24,646
Additional paid-in-capital	10,919,223	13,349,317
Unrealized depreciation on investments	(2,886,373)	(2,938,982)

Total net assets	8,057,496	10,434,981

Total liabilities and net assets	$12,830,797	15,313,877

Net assets per share	$3.27	4.23

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.
Condensed Statements of Operations
              (Unaudited)

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the nine months ended June 30, 2009	For the nine months ended June 30, 2008

Investment income:
Interest
Unaffiliated companies	$96,049	8,263	111,878	25,189
Affiliated companies	31,397	101,248	178,372	407,061
Controlled companies	6,056	8,952	18,834	39,942
Other	31	72	223	2,341
Dividends
Affiliated companies	18,912	163,326	136,279	261,624
Other income	---	---	---	6

Total investment income	152,445	281,861	445,586	736,163

Operating expenses:
Interest expenses	85,745	93,377	229,147	330,304
Management fees	41,039	75,107	192,303	205,200
Professional fees	54,870	99,263	229,463	353,959
Other	70,903	94,274	215,354	245,903

Total operating expenses	252,557	362,021	866,267	1,135,366

Investment expense, net	(100,112)	(80,160)	(420,681)	(399,203)

Realized and unrealized (loss) gain on investments and other assets:
Net realized (loss) gain on investments:
Unaffiliated companies	(372,201)	101,616	(1,140,811)	107,109
Affiliated companies	(868,602)	584,431	(868,602)	584,431
Net change in unrealized appreciation/depreciation on investments	165,280	(34,322)	52,609	(955,652)
Net change in unrealized gain on other assets	---	(40,628)	---	(34,000)

Net (loss) gain on investments	(1,075,523)	611,097	(1,956,804)	(298,112)

Net change in net assets from operations	$(1,175,635)	530,937	(2,377,485)	(697,315)

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.

Condensed Statements of Cash Flows
(Unaudited)

	For the nine months ended June 30, 2009	For the nine months ended June 30, 2008

Cash flows from (used in) operating activities:
Net change in net assets from operations	$(2,377,485)	(697,315)

Adjustments to reconcile net change in net assets from operations to net cash provided by (used in) operating activities:
Net realized and unrealized loss on investments	1,956,804	264,112
Net realized and unrealized loss on other assets	---	34,000
Proceeds from disposition of and payments on
loans and investments in portfolio securities	545,477	1,561,445
Purchases of loans and investments in portfolio securities	(139,586)	(52,000)
Change in interest receivable	17,809	(43,639)
Change in other assets	26,8122	(122,690)
Change in accrued interest, deferred incentive fees payable,
accounts payable and other liabilities	788	(167,529)

Net cash provided by operating activities	30,619	776,384

Cash flows from (used in) financing activities:
Line of credit draws	330,000	---
Note repayment	(436,383)	(1,252,712)

Net cash used in financing activities	(106,383)	(1,252,712)

Net decrease in cash and cash equivalents	(75,764)	(476,328)

Cash and cash equivalents at beginning of period	145,790	822,295

Cash and cash equivalents at end of period	$70,026	345,967

Supplemental disclosure of cash flow information -
Cash paid during the period for interest	$216,946	318,103

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.

Notes to Unaudited Condensed Financial Statements

______________________________________________________________________________________________________________________________________________________________

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

The unaudited condensed financial statements included herein have been prepared in accordance with GAAP for interim financial information and instructions to Form 10-Q and Article 6 or 10 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been omitted, however MACC believes that the disclosures made are adequate to make the information presented not misleading.  The unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of MACC as of and for the year ended September 30, 2008 included in the MACC’s Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”).  The information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.  The results of the interim periods reported are not necessarily indicative of results to be expected for the year.  The balance sheet information as of September 30, 2008 has been derived from the audited balance sheet as of that date.

Significant Risk and Uncertainties

When global economic conditions are adverse or the global economy is in a recession as it was during the first three quarters of our fiscal 2009, it is difficult for us to estimate future expected realizable value from investments, the likelihood of our portfolio companies’ ability to meet their financial obligations, including the debentures and related interest payments due to us, and therefore our future expected cash flows.  All of these factors increase uncertainty inherent in management’s estimates and assumptions.  As future events and their effects cannot be determined with precision, particularly those related to the condition of the economy, we believe actual results related to our realization on the sale of investments, collection of loans receivable and interest receivable presently pose our greatest risk and could differ significantly from our current estimates.

(2)	Going Concern Uncertainty and Liquidity

We incurred losses of $1,175,635 and $2,377,485 for the three months ended June 30, 2009 and nine months ended June 30, 2009, respectively.  Additionally, we have provided net cash of $30,619 to fund our operating activities for the nine months ended June 30, 2009.  To date these operating losses have been funded primarily from the sale of portfolio companies, dividends, interest and other distributions from our portfolio companies and our bank financing.

We continue to have an ongoing need to raise cash from portfolio sales to fund our operations and pay down our outstanding debt.  Our efforts to sell certain of our investments has taken longer than we initially anticipated while performance of the underlying portfolio companies in certain cases has deteriorated.  We believe our ability to liquidate positions has been adversely affected by current credit conditions and the downturn in the financial markets and the global economy.  In addition, our note payable and line of credit (the “Loans”) with Cedar Rapids Bank & Trust Company (“CRB&T”) with balances of $4,314,022 and $330,000, respectively, as of June 30, 2009, are due August 31, 2009.  As of the date this report on Form 10-Q is filed, we have received written notice that CRB&T has approved a modification of the terms of the Loans as follows: (i) we will draw the amounts remaining on our revolving credit line (approximately $180,000) and execute a single new note in the principal amount of $4,814,022, (ii) the amount payable will be due and payable March 31, 2010, and (iii) the interest rate on amounts owing will be increased to prime plus 2.0% (from prime plus 0.5%).  Because the credit facility has a floor interest rate of 6%, this change does not result in an increase from the current effective rate.  Such changes will not be effective until reflected in amendments to our loan documents, which we cannot be assured of, but which we expect to execute prior to August 31.   If we fail to extend such terms we will not be able to meet our short term payment obligations.  We will also need to obtain a further extension of our note payable or consider additional sources of financing or additional sales of our investments in order to meet our payment obligations in March, 2010.  Accordingly, the combination of these facts raises substantial doubt as to MACC’s ability to continue as a going concern.   The accompanying unaudited condensed financial statements have been prepared assuming that MACC will successfully refinance its credit terms and continue as a going concern.
We expect to continue to utilize the approximately $180,000 to be drawn under the Loans to fund operations through at least the next six months.  We continue to seek additional cash through future sales of portfolio equity and debt securities and from other financing arrangements.  Absent finalizing amendments to the Loan, current working capital and cash will not be adequate for operations at their current levels.  If such efforts are not successful, we may need to liquidate our current investment portfolio, to the extent possible, which could result in significant realized losses due to the current economic conditions.  We continue to review our investment portfolio and evaluate potential exit opportunities at the maximum return on our initial investment.
 (3)           Critical Accounting Policies

Investments

       In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 were effective as of the beginning of our fiscal year 2009, and MACC adopted SFAS No. 157 effective October 1, 2008.  The adoption of SFAS No. 157 did not have a material impact on the financial statements as of and for the nine months ended June 30, 2009.

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

In the valuation process, we use financial information received monthly, quarterly, and annually from our portfolio companies which includes both audited and unaudited financial statements.  This information is used to assist in assessing financial condition, performance, and valuation of the portfolio investments.

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

Actual results could differ from these estimates.  Current economic conditions, including illiquid credit markets, volatile equity markets, and deteriorating economic conditions contribute to the inherent uncertainty of such estimates.  Management’s estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the unaudited condensed financial statements in the periods they are determined to be necessary.

 (4)           Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value GAAP, and expands disclosures related to fair value measurements. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”). FSP 157-2 delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted all of the provisions of SFAS No. 157 on October 1, 2008 for all financial assets and liabilities.  With the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities, MACC is required to adopt FSP 157-2 on October 1, 2009 and is currently evaluating the impact of this pronouncement on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items to be measured at fair value.  The provisions of SFAS No. 159 were effective as of the beginning of our 2009 fiscal year.  This pronouncement had no impact on the unaudited condensed financial statements as of June 30, 2009 as we did not elect to measure financial instruments and certain other items at fair value.
In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No 157-3”).  FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active. More specifically, FSP No. 157-3 states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and are not representative of fair value in an orderly transaction.  FSP No. 157-3 also provides further guidance that the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available.  In addition, FSP No. 157-3 provides guidance on the level of reliance of broker quotes or pricing services when measuring fair value in a non-active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and a quote that is not a binding offer.  The guidance in FSP No. 157-3 is effective upon issuance for all financial statements that have not been issued and any changes in valuation techniques as a result of applying FSP No. 157-3 are accounted for as a change in accounting estimate.  MACC adopted this pronouncement during the quarter ended December 31, 2008. The adoption of this pronouncement had no impact on the unaudited financial statements as of June 30, 2009.

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

       In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amend Statement 107 and Opinion 28 by requiring disclosures of the fair value of financial instruments included within the scope of Statement 107 whenever a public company issues summarized financial information for interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 under certain circumstances.  MACC adopted FSP FAS 107-1 and APB 28-1 for the quarter ended June 30, 2009.  The adoption of this pronouncement did not have a material impact on the unaudited condensed financial statements as of June 30, 2009.

       In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the recognition guidance for other than temporary impairments for debt securities classified as available-for-sale and held-to-maturity securities, and the presentation and disclosure guidance for both debt and  equity securities that are subject to the disclosure requirements of Statement 115 and FSP FAS 115-1 and FAS 124-1. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. MACC adopted FSP 115-2 and FAS 124-2 for the quarter ended June 30, 2009.  The adoption of this pronouncement had no impact on the unaudited condensed financial statements as of June 30, 2009.

       In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on how to determine fair value measurements when the volume and level of activity for an asset or liability have significantly decreased and how to identify transactions that are not orderly. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. MACC adopted FSP FAS 157-4 for the quarter ended June 30, 2009.  The adoption of this pronouncement had no impact on the unaudited condensed financial statements as of June 30, 2009.

       In June 2009, the FASB approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (U.S. GAAP) which was launched on July 1, 2009.  The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification is effective for the Company during its year ending September 30, 2009 and is not expected to have an impact on its financial condition or results of operations.  The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

       In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS No. 166”).  SFAS No. 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS No. 140”) and removes the exception from applying FASB Interpretation No. 46R.  This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  This statement is effective for fiscal years beginning after November 15, 2009.  SFAS No. 166 is effective for the Company’s fiscal year beginning September, 2010.  The Company is currently evaluating the impact of this pronouncement on its financial statements.

 In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”).  The subsequent events project was initiated in an effort to incorporate accounting guidelines that originated as auditing standards into the body of authoritative literature issued by the FASB.  Moving the accounting requirements out of the auditing literature and into the accounting literature is consistent with the FASB’s objective to codify all authoritative U.S. accounting guidance related to a particular topic in one place.  It also provided an opportunity to consider international convergence issues.  The FASB has established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that previously existed in the auditing standards.  The new standard, which includes a required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15 ,2009.  The Company’s adoption of this pronouncement did not have a material impact on the reporting of its subsequent events.

(5)           Fair Value Measurements

   Investments

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

Level III – Pricing inputs are unobservable for the investments and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation and are based on the Board of Director’s own assumptions about the assumptions that a market participant would use, including inputs derived from extrapolation and interpolation that are not corroborated by observable market data.  Investments that are included in this category generally include corporate private equity.

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

All of MACC’s investments at June 30, 2009 were classified and disclosed under the Level III category.  Investments are stated at fair value as determined by the Board of Directors according to the procedures of MACC’s Valuation Policy.  Securities are valued individually and in the aggregate as of the end of each quarter of each fiscal year and as of the end of each fiscal year.  Interest-bearing securities are valued in an amount not greater than cost, with adjustments to their carrying value made to reflect changes in interest rates.  Loan valuation determinations take into account portfolio companies’ financial condition, outlook, payment histories and other factors.  Equity security valuations take into account the following factors, among others: the portfolio company’s performance, the prospects of a portfolio company’s future equity financing and the character of participants in such financing, and the utilization of various financial measures, including cash flow multiples, as appropriate.  If a portfolio company appears likely to discontinue operations, a liquidation valuation technique may be employed.   The Board of Directors also considers credit market conditions, and the risks and uncertainties associated with those conditions in determining the values of its portfolio securities. Valuations established by the Board of Directors are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of portfolio assets, and these favorable or unfavorable differences could be material.

The following table presents the investments at fair value as of June 30, 2009 by type of investment:

Fair Value Based on	Corporate Private Debt	Corporate Private Equity	Total

Investment Level III	$ 7,528,468	$ 4,610,688	100%

The following table provides a rollforward in the changes in fair value during the nine-months ending June 30, 2009 for all investments which MACC has determined using unobservable (Level III) factors.

For the three months ended June 30, 2009		Total

Balance, March 31, 2009		$13,606,009
Purchases (Debt Repayment)
Central Fiber Corporation	($258,222)
Handy Industries, LLC	33,687
MainStream Data, Inc.	(100,056)
Portrait Displays, Inc.	(28,075)
SMWC Acquisition Co., Inc	(24,475)
Total Purchases (Debt Repayment)		(377,141)
Realized (Loss)
MainStream Data, Inc.	(99,992)
Phonex Broadband Corporation	(1,155,000)
Total Realized (Loss)		(1,254,992)
Unrealized Gain (Loss)
Aviation Manufacturing Group, LLC	(215,520)
Detroit Tool Metal Products Co.	(321,973)
Handy Industries, LLC	(33,688)
Linton Truss Corporation	(30,000)
M.A. Gedney Company	(80,000)
Magnum Systems, Inc.	(250,000)
Morgan Ohare, Inc.	(216,667)
Phonex Broadband Corporation	1,154,999
Spectrum Products, LLC	432,706
Superior Holding, Inc.	(274,577)
Total Unrealized Gain (Loss)		165,280
Balance, June 30, 2009		$12,139,156
The amount of total gains (losses) for the period included on the statement of operations attributable to changes in unrealized gains/losses relating to investments still held at the reporting date		$165,280

For the nine months ended June 30, 2009		Total

Balance, September 30, 2008		$14,501,851
Purchases (Debt Repayment)
Central Fiber Corporation	($258,222)
Handy Industries, LLC	100,565
Linton Truss Corporation	20
MainStream Data, Inc.	(100,056)
Morgan Ohare, Inc.	(57,292)
Portrait Displays, Inc.	(42,292)
SMWC Acquisition Co., Inc	(73,425)
Superior Holding, Inc.	39,000
Total Purchases (Debt Repayment)		(391,702)
Realized Gain (Loss)
Kwik-Way Products, Inc.	(768,610)
MainStream Data, Inc.	(99,992)
Phonex Broadband Corporation	(1,155,000)
Total Realized Gain (Loss)		(2,023,602)
Unrealized Gain (Loss)
Aviation Manufacturing Group, LLC	(215,520)
Detroit Tool Metal Products Co.	(321,973)
Handy Industries, LLC	(278,492)
Kwik-Way Products, LLC	768,610
Linton Truss Corporation	(70,000)
M.A.Gedney Company	(70,000)
Magnum Systems, Inc.	(250,000)
MainStream Data, Inc.	(24,951)
Morgan Ohare, Inc.	(216,667)
Phonex Broadband Corporation	1,154,999
Portrait Displays, Inc.	324,050
Pratt-Read Corporation	(905,576)
Spectrum Products, LLC	432,706
Superior Holding, Inc.	(274,577)
Total Unrealized Gain (Loss)		52,609
Balance, June 30, 2009		$12,139,156
The amount of total gains (losses) for the period included on the statement of operations attributable to changes in unrealized gains/losses relating to investments still held at the reporting date		$52,609

Total unrealized gains and losses recorded for Level III investments are reported in Net Change in Unrealized Loss in the Statements of Operations.

Financial Instruments

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires that disclosures be made regarding the estimated fair value of financial instruments, which are generally described as cash, contractual obligations, or rights to pay or receive cash. The carrying amount approximates fair value for certain financial  instruments  because of the short-term  maturity of these instruments,  including cash and money market, deferred incentive fees payable, accrued interest, accounts payable and other liabilities.

(6)           Note Payable

MACC has a term loan in the amount of $4,314,022 with CRB&T as of June 30, 2009.  This note is a variable interest rate note secured by a Security Agreement, Commercial Pledge Agreement and a Master Business Loan Agreement.  The interest rate fluctuates daily and is the greater of the Wall Street Journal prime rate plus 0.5%, or 6%.  The interest rate on the note at June 30, 2009 was 6.0%.  The note has a stated maturity of August 28, 2009. The note is secured by all of MACC’s assets and MACC is required to apply 80% of all cash proceeds received on the sale or liquidation of investments to pay down any amounts outstanding.  As discussed in Note 2, MACC has received notice that CRB&T has approved a revision and extension of the terms of the Loan, though it cannot provide assurance that the Loan will actually be amended.
(7)           Line of Credit

MACC has a secured revolving line of credit available up to a maximum of $500,000, for working capital requirements, from CRB&T. The interest charged on the facility fluctuates bearing interest at the greater of the Wall Street Journal prime rate plus 0.5%, or 6%.  As of June 30, 2009, $330,000 was drawn on this line of credit.  Availability of these funds will terminate on August 29, 2009, with all principal due and payable on August 28, 2009 (see note 2).  Interest payments are due and payable on a quarterly basis.  The operating line of credit is secured by all of MACC’s assets.  As discussed in Note 2, MACC has received notice that CRB&T has approved a revision and extension of the terms of the Loan, though it cannot provide assurance that the Loan will actually be amended.
(8)           Subsequent Events

The Company evaluated all events that have occurred subsequent to June 30, 2009 through the date of the filing of this Form 10-Q on August 14, 2009.

(9)           Financial Highlights (Unaudited)

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the nine months ended June 30, 2009	For the nine months ended June 30, 2008

Per Share Operating Performance (For a share of capital stock outstanding throughout the period): Net asset value, beginning of period	$3.75	4.18	4.23	4.67

Expense from investment operations:
Investment expense, net	(0.04)	(0.04)	(0.17)	(0.16)
Net realized and unrealized gain
(loss) on investment transactions	(0.44)	0.25	(0.79)	(0.12)
Total from investment operations	(0.48)	0.21	(0.96)	(0.28)

Net asset value, end of period	$3.27	4.39	3.27	4.39
Closing bid price	$0.75	2.15	0.75	2.15

		For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the nine months ended June 30, 2009	For the nine months ended June 30, 2008

Total return
Net asset value basis	%	(12.73)	5.16	(22.78)	(6.05)
Market price basis	%	(16.67)	(2.27)	(44.85)	(12.24)

Net asset value, end of period (in thousands)		$8,057	10,293	8,057	10,823

Ratio to weighted average net assets:
Investment expense, net	%	1.09	0.78	4.20	3.68
Operating and income tax expense	%	2.75	3.50	8.65	10.48

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

               MACC PRIVATE EQUITIES INC.
               SCHEDULE OF INVESTMENTS (UNAUDITED)
               JUNE 30, 2009

Manufacturing:
Company	Security	Percent of Net assets	Value	Cost (d)

Aviation Manufacturing Group, LLC (a)	14% debt security, due October 1, 2010		616,000	616,000
Yankton, South Dakota	154,000 units preferred		154,000	154,000
Manufacturer of flight critical parts for airplanes	Membership interest 14% note, due October 1, 2010		580,039 77,000	39 77,000
			1,427,039	847,039

Detroit Tool Metal Products Co. (a)	12% debt security, due November 18, 2009 (c)		1,371,507	1,371,507
Lebanon, Missouri	19,853.94 shares Series A preferred (c)		---	195,231
Metal stamping	7,887.17 shares common (c)		---	126,742
			1,371,507	1,693,480

Handy Industries, LLC (a)	12.5% debt security, due January 8, 2008(c)(e)		139,435	667,327
Marshalltown, Iowa	167,171 units Class B preferred (c)		---	167,171
Manufacturer of lifts for motorcycles, trucks and	Membership interest 12.0% debt security, due December 31, 2011(c)		--- 100,565	1,357 100,565
industrial metal products			240,000	936,420

Linton Truss Corporation	542.8 common shares (c)		----	----
Delray Beach, Florida	400 shares Series 1 preferred (c)		120,000	40,000
Manufacturer of residential roof and	3,411.88 common shares (c)		36	36
floor truss systems			120,036	40,036

M.A. Gedney Company (a)	648,783 shares preferred (c)		---	1,450,601
Chaska, Minnesota	12% debt security, due June 30, 2012 (c)		76,000	76,000
Pickle processor	Warrant to purchase 83,573 preferred shares (c)		---	---
			76,000	1,526,601

Magnum Systems, Inc. (a)	12% debt security, due November 1, 2011		574,163	574,163
Parsons, Kansas	48,038 common shares (c)		48,038	48,038
Manufacturer of industrial bagging equipment	292,800 shares preferred (c) Warrant to purchase 56,529 common shares (c)		304,512 330,565	304,512 565
			1,257,278	927,278

Pratt-Read Corporation (a)	13,889 shares Series A preferred (c)		---	750,000
Bridgeport, Connecticut	7,718 shares Series A preferred (c)		---	416,667
Manufacturer of screwdriver shafts and handles and other hand tools	13% debt security, due July 30, 2007 (c) Warrants to purchase common shares (c)		1 ----	277,800 ----
			1	1,444,467

                MACC PRIVATE EQUITIES INC.
                SCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED)
               JUNE 30, 2009

Manufacturing Continued: Company	Security	Percent of Net assets	Value	Cost (d)

Spectrum Products, LLC (b)	13% debt security, due January 1, 2011 (c)		1,077,649	1,077,649
Missoula, Montana	385,000 units Series A preferred (c)		385,000	385,000
Manufacturer of equipment for the	Membership interest (c)		351	351
swimming pool industry	35,073.50 units Class B preferred (c)		47,355	47,355
			1,510,355	1,510,355

Superior Holding, Inc. (a)	6% debt security, due April 1, 2010(c)		630,000	780,000
Wichita, Kansas	Warrant to purchase 11,143 common shares (c)		1	1
Manufacturer of industrial and	6% debt security, due April 1, 2010(c)		221,000	221,000
commercial boilers and shower	121,457 common shares (c)		---	121,457
doors, frames and enclosures	6% debt security, due April 1, 2010(c)		308,880	308,880
	312,000 common shares (c)		---	3,120
	14% debt security, due April 1, 2010		39,000	39,000
			1,198,881	1,473,458

Total manufacturing		59%	7,201,097	10,399,134

Service:

Monitronics International, Inc.	73,214 common shares (c)		439,284	54,703
Dallas, Texas
Provides home security systems monitoring services

Morgan Ohare, Inc. (b)	0% debt security, due January 1, 2010 (c)		852,083	1,125,000
Addison, Illinois	10% debt security, due January 1, 2010 (c)		239,583	239,583
Fastener plating and heat treating	57 common shares (c)		1	1
			1,091,667	1,364,584

SMWC Acquisition Co., Inc. (a)	13% debt security due September 30, 2011		68,750	68,750
Kansas City, Missouri	12% debt security due September 30, 2011		412,500	412,500
Steel warehouse distribution and			481,250	481,250
processing

Warren Family Funeral Homes, Inc.	Warrant to purchase 346.5 common shares (c)		200,012	12
Topeka, Kansas
Provider of value priced funeral services

Total Service		18%	2,212,213	1,900,549

                MACC PRIVATE EQUITIES INC.
                SCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED)
               JUNE 30, 2009

Service Continued: Company	Security	Percent of Net assets	Value	Cost (d)

Technology and Communications:

Feed Management Systems, Inc. (a)	540,551 common shares (c)		1,327,186	1,327,186
Brooklyn Center, Minnesota	674,309 shares Series A preferred (c)		674,309	674,309
Batch feed software and systems			2,001,495	2,001,495
and B2B internet services

Portrait Displays, Inc.	8% debt security, due April 1, 2012		724,351	724,351
Pleasanton, California	Warrant to purchase 39,400 common shares (c)		---	---
Designs and markets pivot			724,351	724,351
enabling software for LCD
computer monitors

Total technology and communications		23%	2,725,846	2,725,846

			$12,139,156	15,025,529

(a)
Affiliated company.  Represents ownership of greater than 5% to 25% of the outstanding voting securities of the issuer, and is or was an affiliate of MACC as defined in the Investment Company Act of 1940 at or during the period ended June 30, 2009.

(b)
Controlled company.  Represents ownership of greater than 25% of the outstanding voting securities of the issuer, and is or was a controlled affiliate of MACC as defined in the Investment Company Act of 1940 at or during the period ended June 30, 2009.

(c)	Non-income producing. Presently non-income producing.

(d)	For all debt securities presented, the cost is equal to the principal balance.

(e)	MACC is currently working with the company to restructure the terms of the debt security.

                (f)   Company is in bankruptcy.

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements.  Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, as disclosed in MACC’s prior Securities and Exchange Commission (“SEC”) filings. These and many other factors could affect MACC’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by MACC or on its behalf.  MACC undertakes no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All references to fiscal year apply to MACC’s respective fiscal years which end on September 30.

Results of Operations

Our investment income includes income from interest, dividends and fees.  Investment expense, net represents total investment income minus net operating expenses.  The main objective of portfolio company investments is to achieve capital appreciation and realized gains in the portfolio.  These gains and losses are not included in investment expense, net.

Third Quarter Ended June 30, 2009 Compared to Third Quarter Ended June 30, 2008

	For the three months ended June 30,
	2009	2008	Change

Total investment income	$152,445	281,861	(129,416)
Total operating expenses	(252,557)	(362,021)	109,464

Investment expense, net	(100,112)	(80,160)	(19,952)

Net realized gain (loss) on investments	(1,240,803)	686,047	(1,926,850)
Net change in unrealized appreciation/ depreciation on investments and other assets	165,280	(34,322)	199,602
Net change in unrealized gain on other assets	---	(40,628)	40,628

Net (loss) gain on investments	(1,075,523)	611,097	(1,686,620)

Net change in net assets from operations	$(1,175,635)	530,937	(1,706,572)

Net asset value per share:
Beginning of period	$3.75	4.18

End of period	$3.27	4.39

Total Investment Income

During the current fiscal year third quarter, total investment income was $152,445, a decrease of $129,416, or 46%, from total investment income of $281,861 for the prior year third quarter.  In the current year third quarter as compared to the prior year third quarter, interest income increased $14,998, or 13%, and dividend income decreased $144,414, or 88%.  The decrease in interest income is the net result of (i) repayments of principal on debt portfolio securities issued to us by four portfolio companies, (ii) an increase in interest income due to one follow-on debt portfolio security investment, (iii) an increase due to one debt portfolio security has started paying interest, (iv) an increase due to one debt portfolio security which paid forbearance interest at the time it was paid off, and (v) a decrease in interest income on two debt portfolio securities which have been placed on non-accrual of interest status.  In the current year third quarter, MACC received a dividend on one existing portfolio investment, as compared to dividend income received in the prior year third quarter from two existing portfolio investments.  MACC anticipates that its dividend income will continue to decrease in future periods.

Net Operating Expenses

Net operating expenses for the third quarter of the current year were $252,557, a decrease of $109,464 or 30%, as compared to net operating expenses for the prior year third quarter of $362,021.  Interest expense decreased $15,766, or 17%, in the current year third quarter due to a combination of the decrease in the interest rate and principal balance of the Note Payable to Cedar Rapids Bank & Trust Company as discussed below under Financial Condition, Liquidity and Capital Resources.

Management fees decreased $34,068, or 45%, in the current year third quarter due to the investment adviser, Eudaimonia Asset Management, LLC (“EAM”), having voluntarily waived its 1% portion of the management fee, effective in May, for an indefinite period.  The remaining 1% of the management fee continues to be paid to our subadviser, InvestAmerica Investment Advisors, Inc. (“InvestAmerica”).  Professional fees decreased $29,393, or 30%, in the current year third quarter as compared to the prior year third quarter. The decrease is primarily related to the absence of legal costs incurred in the prior year period due to changes in the investment advisory structure, the merger and exploration of capital raising options.  Other expenses decreased $30,237, or 32%, in the current year third quarter as compared to the prior year third quarter.  The decrease in other expenses is a result of (i) a decrease in expenses associated with compliance with the Investment Company Act of 1940, as amended (the “1940 Act”), and (ii) the elimination of fees paid in the prior third quarter for investor related services associated with our proposed rights offering and the preparation of a registration statement.

Investment Expense, Net

For the current year third quarter, MACC recorded investment expense, net of $100,112, as compared to investment expense, net of $80,160 during the prior year third quarter, an increase of $19,952, or 25%.  The increase in investment expense, net is primarily the result of the decrease in dividend income.  This increase in investment expense, net would have been higher for the period had it not been offset by reduced interest expense, professional expense and other expenses as described above.
Net Realized Gain/(Loss) on Investments

During the current year third quarter, MACC realized a net loss of $1,240,803, as compared with the net realized gain of $686,047 in the prior year third quarter.  The current period realized loss was the net result of a realized gain on the sale of one portfolio investment, a realized loss on the sale of one other portfolio investment and the write-off of a portfolio investment which had been previously written down to $1 through unrealized losses.  Management does not attempt to maintain a comparable level of realized gains quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities.  Under the Investment Advisory Agreements between us and our prior sole investment adviser, InvestAmerica, and between a subsidiary at the time, MorAmerica Capital Corporation, (“MorAm”) and InvestAmerica (together, the “InvestAmerica Advisory Agreements”), both of which were in effect prior to their termination during the third quarter of fiscal 2008, InvestAmerica earned an incentive fee calculated as a percentage of the excess of our realized gains in a particular period, over the sum of net realized losses and unrealized depreciation during the same period. As a result, the timing of realized gains, realized losses and unrealized depreciation can have an effect on the amount of the incentive fee payable to InvestAmerica under the InvestAmerica Advisory Agreements.

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

We recorded a net change in unrealized appreciation/depreciation on investments of $165,280 during the current year third quarter, as compared to ($34,322) during the prior year third quarter.  This net change resulted from:

●
Reversal of unrealized appreciation in the fair value of three portfolio companies totaling $495,520 during the current year third quarter, as compared to no reversal of unrealized appreciation during the prior year third quarter.

●
Unrealized depreciation in the fair value of five portfolio companies totaling $926,905 during the current year third quarter, as compared to unrealized depreciation in the fair value of one portfolio company of $34,322 during the prior year third quarter.

●
Reversal of unrealized depreciation of $1,587,705 in two portfolio companies during the current year third quarter, as compared to no reversals of unrealized depreciation in the prior year third quarter.

Net Change in Net Assets from Operations

We experienced a decrease of $1,175,635 in net assets for the third quarter of fiscal year 2009, and the resulting net asset value per share was $3.27 as of June 30, 2009, as compared to $3.75 as of March 31, 2009.  The decrease in net asset value during the third quarter ended June 30, 2009 was primarily the result of the net change in realized loss and net unrealized depreciation on investments, as described above.

As of June 30, 2009, we had four portfolio investments valued at cost, had recorded unrealized appreciation on five portfolio investments, and have recorded unrealized depreciation on six portfolio investments.  Quarterly valuations can be affected by a portfolio company’s short term performance that results in increases or decreases in unrealized depreciation and unrealized appreciation for the quarter.  Changes in the fair value of a portfolio security may or may not be indicative of the long term performance of the portfolio company.

Although we are not currently making investments in new portfolio companies (but may periodically make follow-on investments in Existing Portfolio companies), as previously announced, our investment strategy under the EAM Advisory Agreement going forward is to make new equity investments in small-cap and micro-cap companies which qualify for investment by business development companies (“BDCs”) under the 1940 Act when we have capital available.  Under the Subadvisory Agreement, InvestAmerica will continue to oversee the Existing Portfolio.  We will continue to prudently sell Existing Portfolio investments and use the resulting proceeds to pay down the Note Payable, as further described below.   The ability to exit the Existing Portfolio investments is affected by company performance and external factors unrelated to the portfolio companies.  These factors include credit contraction, inflationary pressures, volatile commodity prices, recessional pressures, and a slowing economy.

We have initiated the process to raise additional capital by filing a registration statement to effect a rights offering, which was approved by shareholder vote on April 28, 2008, but which we would not anticipate effecting until our stock price increases sufficiently enough to yield at least $1 million in new capital.  We further believe that future capital raises will be necessary and that they should be done at prices that are not excessively dilutive to current shareholders.

Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

	For the nine months ended June 30,
	2009	2008	Change

Total investment income	$445,586	736,163	(290,577)
Net operating expense	(866,267)	(1,135,366)	269,099

Investment expense, net	(420,681)	(399,203)	(21,478)

Net realized (loss) gain on investments	(2,009,413)	691,540	(2,700,953)
Net change in unrealized appreciation/ depreciation on investments and other assets	52,609	(955,652)	1,008,261
Net change in unrealized loss on other assets	---	(34,000)	34,000

Net loss on investments	(1,956,804)	(298,112)	(1,658,692)

Net change in net assets from operations	$(2,377,485)	(697,315)	(1,680,170)

Net asset value per share:
Beginning of period	$4.23	4.67
End of period	$3.27	4.39

Total Investment Income

During the current fiscal year nine-month period, total investment income was $445,586, a decrease of $290,577, or 39%, from total investment income of $736,163 for the prior year nine-month period.  In the current year nine-month period as compared to the prior year nine-month period, interest income decreased $165,226, or 35%, and dividend income decreased $125,345 or 48%.  The decrease in interest income is the net result of (i) repayments of principal on debt portfolio securities issued to us by four portfolio companies, (ii) an increase in interest income due to the timing of receipt of payments, (iii) an increase due to one debt portfolio security has started paying interest, (iv) an increase due to one debt portfolio security which paid forbearance interest at the time it was paid off, and (v) a decrease in interest income on five debt portfolio securities which have been placed on non-accrual of interest status.  In the current year nine-month period, MACC received dividends on two existing portfolio investments, as compared to dividend income received in the prior year nine-month period from three existing portfolio investments.

Net Operating Expenses

Net operating expenses for the nine-month period of the current year were $866,267, a decrease of $269,099, or 24%, as compared to net operating expenses for the prior year nine-month period of $1,135,366.  Interest expense decreased $101,157, or 31%, in the current year nine-month period due to the repayment of principal and reduced interest rate.  Management fees decreased $12,897, or 6%, in the current year nine-month period due to the voluntary waiver by EAM of its 1% portion of the management fee, effective in May 2009, for an indefinite period.  The remaining 1% of the management fee continues to be paid to our subadviser, InvestAmerica.  We cannot provide assurance of the duration of EAM’s waiver.  Professional fees decreased $124,496, or 35%, in the current year nine-month period due to expenses incurred in the prior nine-month period related to changes in the investment advisory structure, the merger and exploration of capital raising options. Other expenses decreased $30,549, or 12%, in the current year nine-month period as compared to the prior year nine-month period.  The decrease in other expenses is primarily the net result of (i) an increase in directors’ fees (ii) a decrease in directors and officers insurance expense and directors’ travel reimbursement, (iii) the elimination of fees paid in the prior period for investor-related services associated with our proposed rights offering and the preparation of a registration statement, and (iv) a decrease in expenses associated with compliance with the 1940 Act.

Investment Expense, Net

For the current year nine-month period, MACC recorded investment expense, net of $420,681, as compared to investment expense, net of $399,203 during the prior year nine-month period, an increase of $21,478 or 5%.  The increase in investment expense, net is primarily the result of the decrease in investment income described above, partially offset by the decrease in investment expense described above.

Net Realized Gain/(Loss) on Investments

During the current year nine-month period, MACC realized a net loss of $2,009,413, as compared with net realized gain on investments of $691,540 during the prior year nine-month period.  The current period realized loss was the net result of a realized gain on the sale of one portfolio investment, a realized loss on the sale of one other portfolio investment and the write-off of two portfolio investments which had been previously written down to $1 through unrealized losses.  Management does not attempt to maintain a comparable level of realized gains quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities.

Net Change in Unrealized Appreciation/Depreciation of Investments and Other Assets

Net change in unrealized appreciation/depreciation on investments represents the change for the period in the unrealized appreciation, net of unrealized depreciation, on MACC’s total investment portfolio based on the valuation method described under “Critical Accounting Policy”.

MACC recorded net change in unrealized appreciation/depreciation on investments of $52,609 during the current year nine-month period, as compared to ($955,652) during the prior year nine-month period.  This net change resulted from:

●
Reversal of unrealized appreciation in the fair value of four portfolio companies totaling $560,471 during the current year nine-month period, as compared to unrealized appreciation in the fair value of two portfolio companies totaling $743,338 during the prior year nine-month period.

●
Unrealized depreciation in the fair value of six portfolio companies of $2,067,285 during the current year nine-month period, as compared to unrealized depreciation in the fair value of eight portfolio companies of $1,698,990 during the prior year nine-month period.

●
Reversal of unrealized depreciation of $2,680,365 in four portfolio companies during the current year nine-month period, as compared to no reversals of unrealized depreciation in the prior year nine-month period.

The net change in unrealized gain on other assets was $34,000 during the prior nine-month period ending June 30, 2008.  The other asset represents proceeds on a sale of an investment in June 2007 that were held in escrow until the settlement of certain future events.  During the period the estimated proceeds, net of any related expenses, decreased from $84,000 to $50,000 and accordingly an unrealized loss was recorded to adjust the other asset to the expected settlement.  There were no unrealized gains or losses on other assets during the nine-month period ending June 30, 2009.

Going Concern Uncertainty, Financial Condition, Liquidity and Capital Resources

Global capital markets entered into a period of significant disruption in 2008, as evidenced by a lack of liquidity in debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk and the failure of major financial institutions.  Despite actions of the United States federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and have significantly reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular.  These conditions could continue for a prolonged period of time or worsen in the future.  While these conditions persist, we and other companies in the financial services sector may need, or may choose to access alternative markets for debt and equity capital which may only be available at a higher cost, and or on less favorable terms and conditions.  In addition, equity capital may be difficult to raise because, subject to some limited exceptions under the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share.  Conversely, our portfolio companies may not be able to service or refinance their debt which could materially and adversely affect our financial condition as we would experience reduced income or even losses. The inability to raise capital and the risk of portfolio company defaults may have a negative effect on our business, financial condition and results of operations.

    As of June 30, 2009, our cash and money market accounts totaled $70,026.  As previously reported, MorAm had entered into (i) a term loan to refinance the outstanding debt under the Small Business Administration debenture program (“SBA Debentures”), which was assumed by us on April 30, 2008 as a result of the merger, and which now has a balance of $4,314,022 (the “Note Payable”), and (ii) a revolving loan permitting MorAm (now us) to borrow up to $500,000 (“Line of Credit”), with Cedar Rapids Bank & Trust Company (“CRB&T”) which as of June 30, 2009 had a principal balance of $330,000.  The Note Payable has a stated maturity of August 28, 2009.  The Line of Credit will terminate on August 29, 2009.  As of the date this report on Form 10-Q is filed, we have received notice that CRB&T has approved modification of  the terms of the Loans as follows: (i) we will draw the remaining $170,000 of our revolving credit line and execute a single new note in the principal amount of $4,814,022, (ii) the amount payable will be due and payable March 31, 2010, and (iii) the interest rate on amounts owing will be increased to prime plus 2.0% (from prime plus 0.5%).  Because the credit facility has a floor interest rate of 6%, this change does not result in an increase from the current effective rate.  Such changes will not be effective until reflected in amendments to our loan documents, which we cannot be assured of, but which we expect to execute prior to August 31.   If we fail to extend such terms we will not be able to meet our short term payment obligations.  We will also need to obtain a further extension of our note payable or consider additional sources of financing or additional sales of our investments in order to meet our payment obligations in March, 2010.
Although we currently believe we will be able refinance the Note Payable and Line of Credit with CRB&T, failure to do so or find alternative financing could pose significant financial risks to MACC given the relatively illiquid nature of the Existing Portfolio.  Assuming the successful refinancing of the Note Payable and the Line of Credit with CRB&T, we believe, as of June 30, 2009, that our funds drawn under the Line of Credit, existing cash, money market accounts, and other anticipated cash flows will provide adequate funds for our anticipated cash requirements during the remaining portion of fiscal year 2009.
The following table shows our significant contractual obligations for the repayment of the Note Payable, Line of Credit and other contractual obligations as of June 30, 2009:

Payments due by period

Contractual Obligations
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Note Payable	$4,314,022	4,314,022	---	---	---

Line of Credit	$330,000	330,000	---	---	---

Incentive Fees Payable	$16,361	16,361	---	---	---

With respect to the Existing Portfolio, we are not making new investments, are prudently disposing of Existing Portfolio assets and are using the resulting proceeds to pay down the Note Payable and Line of Credit.

With respect to our investment strategy under the EAM Advisory Agreement, our Board of Directors sought and received approval by the shareholders for a proposal to issue rights to acquire shares of our Common Stock as a means by which we may raise additional equity capital.  We would commence our new investment strategy under the EAM Advisory Agreement only if and when we raise additional capital.  In light of challenging market conditions as previously discussed however, the Board of Directors is continuing to review alternatives, including seeking shareholder approval to liquidate should additional capital raising prospects prove unlikely or inadequate to effectively execute on the new strategy.
Portfolio Activity

With respect to the Existing Portfolio, we have invested in and lended to businesses through investments in subordinated debt (generally with detachable equity warrants), preferred stock and common stock.  We, however, are not currently making investments in new portfolio companies.  As of June 30, 2009, certain debt investments have or were near expiration.  Since the quarter end, we have either restructured or continue to work toward restructuring these investments.  The total portfolio value of our investments in illiquid securities was $12,139,156 at June 30, 2009 and $13,606,009 at March 31, 2009.  During the three months ended June 30, 2009, we made one follow-on investment in the amount of $33,687 in an existing portfolio company.

With respect to the Existing Portfolio, we have frequently co-invested with other funds managed by InvestAmerica.  All of the $33,687 invested during the current quarter ended June 30, 2009 represented co-investments with another fund managed by InvestAmerica.  When we make any co-investment with these related funds, we follow certain procedures consistent with orders of the SEC for related party co-investments to mitigate conflict of interest issues.

Critical Accounting Policy

In September 2006, the FASB issued SFAS No. 157.  This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007.  MACC adopted SFAS No. 157 effective October 1, 2008.

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

We are subject to market risk from changes in market prices of publicly-traded equity securities held from time to time in our investment portfolio.  At June 30, 2009, we had no publicly-traded equity securities in the Existing Portfolio, but, as noted elsewhere, we intend to pursue an investment strategy consisting of new equity investments in very small public companies that qualify for investment by BDCs under the 1940 Act, to the extent we are able to raise additional capital.

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

Recent market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity.  The economic downturn may also continue to decrease the value of collateral securing the Note Payable, as well as the value of our equity investments.  For the nine months ended June 30, 2009, we recorded net unrealized depreciation on our portfolio of investments of $380,097, which was entirely attributable to the decrease in fair value of our portfolio.  We may continue to see further decreases in the value of our portfolio in the event that the economic downturn continues and the general illiquidity of capital markets continues.

We are also subject to financial market risks from changes in market interest rates.  The Note Payable and our revolving Line of Credit are subject to a variable interest rate that is based on an independent index.  Therefore, general interest rate fluctuations may have a materially adverse effect on our investment expense.

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

As of the end of the period covered by this report, in accordance with Item 307 of Regulation S-K promulgated under the Securities Act of 1933, as amended, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) have conducted evaluations of our disclosure controls and procedures.  As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Certifying Officers have reviewed our disclosure controls and procedures and have concluded that those disclosure controls and procedures were effective as of June 30, 2009.  In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, each of the Certifying Officers has executed an Officer’s Certification included in this Quarterly Report on Form 10-Q.
As of June 30, 2009, there have not been any significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

MACC PRIVATE EQUITIES INC.

Date: August 14, 2009	By:	/s/ Travis T. Prentice
Travis T. Prentice, President and CEO

Company Name

Date: August 14, 2009	By:	/s/ Derek J. Gaertner
Derek J. Gaertner, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description	Page

31.1	Section 302 Certification of Travis T. Prentice (CEO)	28

31.2	Section 302 Certification of Derek J. Gaertner (CFO)	29

32.1	Section 1350 Certification of Travis T. Prentice (CEO)	30

32.2	Section 1350 Certification of Derek J. Gaertner (CFO)	31