Form 10-K
period 2009-09-30
MACC PRIVATE EQUITIES INC
filed 2009-12-28
CIK 923808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K
(Mark one)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission file number 000-24412

MACC PRIVATE EQUITIES INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1421406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

580 Second Street; Suite 102, Encinitas, California	92024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (760) 479-5080

Securities registered under Section 12(b) of the Exchange Act:
None.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 2009, based upon the closing sale price reported by the Nasdaq Capital Market on that date: $1,700,588.

Number of shares outstanding of the registrant's Common Stock as of November 30, 2009: 2,464,621

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders for the year ended September 30, 2009 are incorporated by reference into Part II of this Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of MACC Private Equities Inc. (“MACC” or “we” or “us” or the “Company”) contains forward-looking statements. All statements in this Annual Report on Form 10-K, including those made by MACC’s management, other than statements of historical fact, are forward-looking statements.  These forward-looking statements are based on current management expectations that involve substantial risks and uncertainties that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements.  Forward-looking statements relate to future events or our future financial performance.  We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “targets,” “potential,” and “continue,” or the negative of these terms, or other similar words.  Examples of forward-looking statements contained in this Annual Report on Form 10-K include statements regarding MACC’s:

•	future financial and operating results;
•	business strategies, prospects, and prospects of its portfolio companies;
•	ability to operate as a business development company;
•	regulatory structure;
•	adequacy of cash resources and working capital;
•	projected costs;
•	competitive positions;
•	management’s plans and objectives for future operations; and
•	industry trends.

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements.  Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the section titled “Risk Factors.” Other risks and uncertainties are disclosed in MACC’s prior Securities and Exchange Commission (“SEC”) filings. These and many other factors could affect MACC’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by MACC or on its behalf.  MACC undertakes no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The following information should be read in conjunction with the financial statements and the accompanying notes to financial statements included in the 2009 Annual Report (defined below) filed as an exhibit to this report on Form 10-K. All references to fiscal year apply to MACC’s fiscal years which end on September 30 of each year.

FORM 10-K TABLE OF CONTENTS

Certain information required to be included in this Form 10-K is incorporated by reference to information contained in MACC’s Annual Report to Shareholders for its fiscal year ending September 30, 2009 filed as an exhibit to this report on Form 10-K (the “2009 Annual Report”).  The following cross-reference index shows the page locations in the 2009 Annual Report of that information which is incorporated by reference into this Form 10-K.  All other sections of the 2009 Annual Report are not required to be included in this Form 10-K and therefore should not be considered a part hereof.

		Form 10-K Page	2009 Annual Report Page
	Part I
Item 1	Business	1
Item 1A	Risk Factors	2
Item 2	Properties	14
Item 3	Legal Proceedings	14
Item 4	Submission of Matters to a Vote of Security Holders	14
	Part II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14	37
Item 6	Selected Financial Data	14	6
Item 7	Management’s Discussion and Analysis of Financial Conditions and Results of Operation	14	6
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	14
Item 8	Financial Statements and Supplementary Data	15	15
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	15
Item 9A(T)	Controls and Procedures	15
Item 9B	Other Information	16
	Part III
Item 10	Directors, Executive Officers and Corporate Governance	17
Item 11	Executive Compensation	21
Item 12	Security Ownership of Certain Beneficial Owners and Management	22
Item 13	Certain Relationships and Related Transactions, and Director Independence	24
Item 14	Principal Accountant Fees and Services	25
	Part IV
Item 15	Exhibits and Financial Statement Schedules	27

Part I
Item 1.  Business.

General

MACC Private Equities Inc. was formed as a Delaware corporation on March 3, 1994.  It has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  MACC has no employees, and all of its day to day operations are carried out by its officers and the staff of its investment adviser, Eudaimonia Asset Management, LLC (“EAM” or the “Adviser”) with the assistance of its subadviser, InvestAmerica Investment Advisors, Inc. (“InvestAmerica” or the “Subadviser”).  EAM was engaged by MACC in April 2008 to manage any assets which are raised after that date (the “New Portfolio”), and InvestAmerica was engaged by MACC and EAM to assist EAM in continuing to manage the assets which MACC held prior to April 2008 (the “Existing Portfolio”).  However, as of the date of this report, no new assets have been raised to create the New Portfolio.  Prior to April, 2008, InvestAmerica served as investment adviser to MACC and MACC’s wholly-owned subsidiary, MorAmerica Capital Corporation (“MorAmerica”).  Upon approval by MACC’s shareholders at the 2008 Annual Meeting, MorAmerica was merged into MACC.

MACC’s Operation as a BDC

Under the 1940 Act, a BDC may not acquire any asset other than “Qualifying Assets” as defined under Section 55(a) of the 1940 Act, unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the value of the BDC’s total assets.  The principal categories of Qualifying Assets relevant to MACC’s business are the following:

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
(ii)
it is controlled by a BDC, either alone or as part of a group acting together,  and such BDC exercises control over the company and as a result of such control has an affiliated person who is a director of such BDC;

(iii)	it has total assets of not more than $4,000,000, and capital and surplus (shareholders’ equity less retained earnings) of not less than $2,000,000;
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

Under the 1940 Act, once a company has elected to be regulated as a BDC, it may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC unless authorized by vote of a majority, as defined in the 1940 Act, of the company’s shares.

Investments and Divestitures

During the fiscal year 2009, MACC sold portfolio investments and collected on installment sales resulting in a net realized loss of $2,444,130.  MACC made two follow-on investments of Existing Portfolio companies of $139,586 in order to protect its interests in those positions.

Item 1A.  Risk Factors.

AN INVESTMENT IN MACC’S COMMON STOCK IS SUBJECT TO A NUMBER OF RISKS AND SPECIAL CONSIDERATIONS, INCLUDING THE FOLLOWING.  THE RISKS SET OUT BELOW ARE THE PRINCIPAL RISK FACTORS ASSOCIATED WITH AN INVESTMENT IN MACC KNOWN TO US, AS WELL AS THOSE FACTORS GENERALLY ASSOCIATED WITH AN INVESTMENT IN A COMPANY WITH INVESTMENT OBJECTIVES, INVESTMENT POLICIES, CAPITAL STRUCTURE OR TRADING MARKETS SIMILAR TO MACC'S.

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

The Nasdaq Stock Market may delist our securities, which could limit investors’ ability to trade in our securities.

On September 15, 2009, we received a notice (the “Notice”) from the staff of the Nasdaq Stock Market (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Rule”) because our common stock did not maintain a minimum bid price of $1.00 per share for the preceding 30 consecutive business days. Under the Notice and Nasdaq Listing Rule 5810(c)(3)(A) we are provided with a 180 calendar day grace period, or until March 15, 2010, to regain compliance.  If, at anytime before March 15, 2010, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, the Nasdaq staff will provide written notification that we complied with the Notice and the Rule.

In the event we have not regained compliance by the end of this grace period we will receive a written notification that our securities are subject to delisting, a determination we can choose to appeal to Nasdaq’s Hearing Panel. We may be eligible for an additional grace period if we meet the initial listing standards of the Nasdaq, with the exception of bid price. If we meet the initial listing criteria, the staff of Nasdaq will notify us that we have been granted an additional 180 calendar day compliance period.

No assurances can be given that we will be able to satisfy the above described deficiency and that our common stock will not be delisted. Additionally, no assurances can be given that we will qualify for any additional grace periods offered by Nasdaq.

If our common stock is delisted by Nasdaq, the trading market for our common stock would likely be adversely affected, as price quotations may not be as readily obtainable, which would likely have a material adverse effect on the market price of our common stock.

An investment strategy focused primarily on privately-held companies presents certain challenges, including the lack of available information about these companies, a dependence upon the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

As a BDC, MACC invests a large portion of its assets in restricted securities issued by small, private companies, some of which have operated at losses or have experienced substantial fluctuations in operating results.   There is generally little or no publicly available information about such companies and MACC must rely on the diligence of its Adviser and Subadviser to obtain the information necessary for its decision to invest in these companies.  In order to maintain its status as a BDC, MACC must have at least 70% of its total assets invested in Qualified Assets.  Typically, for their success, such companies depend on the management talents and efforts of one person or a small group of persons, so that the death, disability or resignation of such person or persons could have a materially adverse impact on them.  Moreover, smaller companies frequently have narrower product lines and smaller market shares than larger companies and, therefore, may be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns.  Such companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities, and a larger number of qualified managerial and technical personnel.  Because these companies will generally have highly leveraged capital structures, reduced cash flow resulting from an adverse business development, shifts in customer preferences, or an economic downturn or the inability to complete a public offering or other financing may adversely affect the return on, or the recovery of, MACC’s investment in them.  Investment in such companies therefore involves a high degree of business and financial risk, which can result in substantial losses and, accordingly, should be considered highly speculative.  No assurance can be given that some of MACC’s investments will not result in substantial or complete losses.

Because our investments are and will continue to typically be privately-issued, they will have limited liquidity, and thus their value is decreased.

All of our Existing Portfolio investments consist of, and any New Portfolio investments will generally consist of, securities acquired directly from their issuers in private transactions.  They are usually subject to restrictions on resale and are generally illiquid.  Usually there is no established trading market for such securities into which they could be sold.  In addition, most of the securities are not eligible for sale to the public without registration under the 1933 Act, which would involve delay and expense.  Restricted securities generally sell at a price lower than similar securities that are not subject to restrictions on sale.

As a BDC, we are subject to limitations on our ability to engage in certain transactions with affiliates.

As a result of our election to be regulated as a BDC, we are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors or the SEC.  The 1940 Act defines “affiliates” broadly to include (i) any person that owns, directly or indirectly, 5% or more of our outstanding voting securities, (ii) any person of which we own 5% or more of their outstanding securities, (iii) any person who directly or indirectly controls us, (iv) our officers, directors and employees, and (v) our Adviser and Subadviser, among others, and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors.  The 1940 Act also prohibits “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors.  If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person, or entering into joint transactions with such person, absent the prior approval of the SEC.

If our investments are deemed not to be Qualifying Assets, we could lose our status as a BDC or be precluded from investing according to our current business plan.

As a result of our election to be regulated as a BDC, we must not acquire any assets other than Qualifying Assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are Qualifying Assets.  Qualifying Assets include “eligible portfolio companies.”  “Eligible portfolio companies” are generally companies which are organized in the United States, are not investment companies, and which either: (i) do not have securities for which a broker may extend margin credit, (ii) are controlled by a BDC or a group including a BDC, (iii) are solvent and have assets under $4 million and capital and surplus of at least $2 million, or (iv) (A) do not have a class of securities listed on a national securities exchange, or (B) do have a class of securities listed on a national securities exchange, but have a market capitalization below $250,000,000.

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

Our use of leverage may create conflicts of interest and we are exposed to the risks associated with leverage.

In addition to our outstanding loans discussed below, we may borrow additional money to increase our ability to make investments, though we do not anticipate issuing preferred stock in the next twelve months.  Lenders from whom we may borrow money or holders of our debt (or preferred, if issued) securities will have fixed dollar claims on our assets that are superior to the claims of our stockholders, and we may grant a security interest in our assets in connection with our debt.  Current and potential lenders will not, however, hold any veto or other power to change any of our policies.  In the case of a liquidation event, those lenders or note holders (in addition to holders of preferred stock if we issued such stock) would receive proceeds before our stockholders.  Though we presently have not plans to do so, if we incur additional debt, the costs associated with such leverage, including commitment fees and interest (in the case of debt) or issuance and dividend costs (in the case of preferred stock), would be borne entirely by holders of our common stock.

Debt, also known as leverage, magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities.  The increased potential of gain through the use of leverage also creates a conflict of interest in that it can encourage our Adviser to increase our assets through leverage in an effort to earn management or incentive fees under the Investment Advisory Agreement between with EAM, effective April 29, 2008 (the “Advisory Agreement”), while our common stockholders would incur the costs of utilizing such leverage and bear the risks associated with the debt.  Even though the Company, and therefore its common stockholders, would bear the risks and expenses of leverage, the incentive fees payable to the Adviser will not be directly reduced by any interest expense associated with such leverage.

Leverage is generally considered a speculative investment technique.  If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not leveraged.  Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not leveraged.   If an asset purchased with leverage declines in value, the fact that we incurred leverage to finance the purchase of such asset will compound the decrease in our net assets attributable to our common stock and could eliminate our equity in such investment.  Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage.  Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common stock.  Our ability to service any debt that we incur will depend largely on our financial performance and the performance of our portfolio companies and will be subject to prevailing economic conditions, competitive pressures and risks of default.

MACC had a principal of $4,618,659 on its term loan (the “Term Loan”) with Cedar Rapids Bank & Trust (“CRB&T”), on September 30, 2009.  The Term Loan has a stated maturity date of March 31, 2010 and is subject to a variable interest rate based on an independent index.  The current interest rate applicable to the Term loan is 6.0%.

We have lost money which impacts our ability to operate.

Due to a number of factors, MACC’s assets have declined in the last several years, along with its share price.  These results have negatively impacted our ability to raise capital as part of our strategy to increase assets for the New Portfolio in an effort to decrease our per-share expenses.  They have also hindered our ability to undertake leverage to increase assets and potential returns.  Furthermore, our past performance has limited our liquidity and has caused our financial condition to deteriorate.  There can be no assurance that our future performance will improve.

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

Our Existing Portfolio consists of a limited number of portfolio companies, and if we raise assets, our New Portfolio may be invested in a small number of issuers.  One or two of our portfolio companies may constitute a significant percentage of our total portfolio, especially in the months following any equity offering we commence.  An inherent risk associated with such investment concentration is that we may be adversely affected if one or two of our investments perform poorly or if we need to write down the value of any one investment. Financial difficulty on the part of any single portfolio company will expose us to a greater risk of loss than would be the case if we were a more “diversified” company holding numerous investments.

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

We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including (i) with respect to our Existing Portfolio, loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices; and (ii) with respect to our New Portfolio, purchasing and selling securities issued by small and micro-cap public and private companies.  If these laws, regulations or decisions change, we may have to incur significant expenses in order to comply, or we may have to restrict our operations.  In addition, if we do not comply with applicable laws, regulations and decisions, or fail to obtain licenses that may become necessary for the conduct of our business, we may be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, results of operations or financial condition.

RISKS RELATED TO OUR BUSINESS

We operate in a highly competitive market for investment opportunities.

While we have not commenced investing with the New Portfolio and the Existing Portfolio is static, we compete with public and private funds, commercial and investment banks and commercial financing companies to make the types of investments that we make.  Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us.  For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, allowing them to consider a wider variety of investments and establish more relationships than us.  Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a result of our election to be regulated as a BDC.

Closed-end investment companies’ shares usually trade below net asset value.

Shares of closed-end investment companies like MACC frequently trade at a discount from net asset value and MACC’s shares have historically traded at a discount from net asset value.  At September 30, 2009, MACC’s shares traded at a 75% discount to their net asset value.  This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our per share net asset value will decline.  In addition, due to the following reasons, MACC is not only different from other closed-end funds, but is at greater risk than similar venture capital closed-end funds.

•
First, many closed-end funds generally are structured to produce annual dividends to shareholders.  MACC, however, has not paid dividends but, rather, retained all income after taxes and expenses to reduce debt or fund additional investments and thus create capital appreciation.  The return to holders of MACC’s common stock is thus anticipated to be long-term and capital in nature.  MACC’s Board of Directors (the “Board”) will, however, consider payment of dividends in the future and reserves the right to do so without shareholder approval.

•
Second, due to several factors, including the small size of MACC relative to fixed expenses, and the fact that much of the income of MACC arises through capital gains rather than ordinary income, MACC has lost money (that is, had net investment expense, rather than new investment income) in each of the last seven years.  Many similar funds are structured to earn sufficient current income to achieve operating income (investment income in excess of operating expenses) each year.

We may not be able to elect pass-through tax treatment in the future.

Currently, MACC is a taxable entity (a “C corporation”) in order to utilize net operating loss carryforwards generated from a predecessor company as well as its operating losses.  In the future, MACC may elect to qualify for pass-through tax treatment contained in Subchapter M of the Internal Revenue Code of 1986, as amended (“Code”).  Subchapter M treatment essentially means that certain income is taxed at the shareholder level only with no tax at the corporate level, although MACC may be subject to a corporate level tax on certain built-in gains in existence at the time MACC would first become subject to Subchapter M.  It is possible that, for a number of reasons, MACC may be unable to meet Subchapter M requirements, or that it may also cease to qualify for pass-through treatment, or be subject to a four percent excise tax, if it fails to make certain distributions.  Under the 1940 Act, MACC is not permitted to make distributions to shareholders unless it meets certain asset coverage requirements with respect to money borrowed and any senior securities issued.  Non-availability of pass-through tax treatment may potentially have a materially adverse effect on the total return, if any, obtainable from an investment in MACC’s shares, once net operating loss carryforwards are no longer available and the Subchapter M election has become advantageous.

We are dependent upon our Adviser’s and Subadviser’s key personnel for our future success.

We depend on the diligence, expertise and business relationships of our Adviser and Subadviser.  If we commence investing in the New Portfolio, the Adviser will evaluate, negotiate, structure, monitor, and close our investments, subject to supervision by the Board.  Our advisory agreements with EAM and InvestAmerica are short-term in nature and subject to cancellation on sixty days’ notice.  Our future success will depend on the continued service of certain key individuals of the Adviser and Subadviser.  The departure of one or more of these key individuals could have a material adverse effect on our ability to achieve our investment objectives and on the value of our common stock.  We will rely on certain employees of the Adviser and Subadviser, who may devote significant amounts of their time to their respective activities that are not related to MACC.  To the extent those employees of the Adviser and Subadviser who are not committed exclusively to us are unable to, or do not, devote sufficient amounts of their time and energy to our affairs, our performance may suffer.

Potential significant conflicts of interest may impact our investment returns.

All of our officers also serve in similar capacities with EAM, which serves as an investment adviser to other accounts, and in the future may serve as investment adviser to other investment funds.  In that case, our officers may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of MACC or its stockholders or that may require them to devote time to services for such other entities, which could interfere with the time available to provide services to MACC.  Nonetheless, EAM is of the opinion that any such efforts of its officers relative to MACC would be synergistic with and beneficial to the affairs of both MACC and EAM.  InvestAmerica and its affiliates also serve as investment advisers to other funds.  It is possible that, through the course of identifying and structuring potential New Portfolio investments, EAM may be presented with investment opportunities which could benefit certain investors in the portfolio company to the detriment of our stockholders.  For example, if we overvalue a portfolio company investment, our investment could benefit a portfolio company investor by providing capital to the company, and thus its investors, at below market rates.

While EAM intends to allocate investment opportunities in a fair and equitable manner (i.e., pro-rata among its accounts) consistent with our investment objective and strategies, and in accordance with its written allocation procedures so that we will not be disadvantaged in relation to any other client, EAM’s services under the Advisory Agreement are not exclusive.  Both EAM and InvestAmerica are free to furnish the same or similar services to other entities, including businesses that may directly or indirectly compete with us, provided they notify us prior to agreeing to serve as investment adviser to another entity.

As a result of regulatory restrictions, we are not permitted to invest in any portfolio company in which the Adviser, the Subadviser or any of their respective affiliates currently has an investment.  However, under the terms of an exemptive order granted by the SEC, under certain specified circumstances, we may invest (and make follow on investments) in portfolio companies at the same time and on the same terms as InvestAmerica’s affiliates.  All such investments will be reviewed by our independent directors to assure conformity to the exemptive order.

In the course of our investing activities, we pay management and incentive fees to EAM and InvestAmerica.  As a result, holders of our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments in our portfolio companies.  Because of this arrangement, there may be times when the management teams of either EAM or InvestAmerica have interests which differ from those of our stockholders, giving rise to a conflict.  For example, if we borrow money or issue debt instruments and thereby increase our assets, which in turn increases the management fee payable to our Adviser, we simultaneously increase our expenses to service such debt and thereby reduce our stockholders’ return on their investment in MACC.  Further, the use of leverage increases the likelihood of gain (or loss) which amounts would be subject to the incentive fee we pay to our Adviser.

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

Under the Advisory Agreement with EAM, the incentive fee is calculated on a “period to period” basis, meaning that changes in the value of portfolio investments in subsequent periods do not retroactively affect incentive fee calculations from prior periods.  Further, the Advisory Agreement empowers EAM with the discretion to determine when MACC should dispose of portfolio investments.  This formula and authority granted EAM presents a conflict of interest in that it could prompt EAM to concentrate realized gains or losses in one performance measuring period in an effort to maximize that period’s gain (or another period’s loss), and therefore maximize the incentive fee payment for such period, when MACC would be able to achieve greater gains if they were realized in different periods.  In addition to duties imposed on EAM by the 1940 Act and other laws, under the terms of the Advisory Agreement, the Board of Directors has the responsibility to monitor the value of MACC’s portfolio consistent with MACC’s Valuation Procedures.  These responsibilities include the appropriateness of and the timing of recognizing unrealized depreciation, reversals of unrealized depreciation, and capital losses and gains, which serves to mitigate the inherent conflict associated with the Adviser’s interest in enhancing the amount of net capital gains with respect to the calculation of the incentive fee.

Our common stock price may be volatile.

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

● price and volume fluctuations in the overall stock market from time to time;
● significant volatility in the market price and trading volume of securities of BDCs or other financial services companies;

● changes in laws or regulatory policies or tax guidelines with respect to BDCs or regulated investment companies;
● actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;
● risks associated with possible disruption in our operations due to terrorism;
● general economic conditions and trends;
● loss of a major funding source;
● departures of key personnel; or
● other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

Risks Related to the Existing Portfolio

Our Existing Portfolio investments are recorded at fair value as determined in good faith by our Board.  As a result, there is and will continue to be uncertainty as to the value of our portfolio investments.

Pursuant to the requirements of the 1940 Act, substantially all of our Existing Portfolio investments are recorded at fair value as determined in good faith by our Board on a quarterly basis, and, as a result, there is uncertainty regarding the value of our portfolio investments.  At September 30, 2009, approximately 94% of our total assets represented investments recorded at fair value.  Since there will typically be no readily ascertainable market value for the investments in our Existing Portfolio, our Board will determine in good faith the fair value of our investments pursuant to our valuation policy and a consistently applied valuation process.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we hold. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment and record unrealized depreciation for an investment that we believe has lost value, including where collection of a debt security or realization of an equity security is doubtful. Conversely, we record unrealized appreciation if we have an indication that the underlying portfolio company has appreciated in value and, therefore, our security has also appreciated in value, where appropriate.  Without a readily ascertainable market value and because of the inherent uncertainty of valuation, fair value of our Existing Portfolio investments determined in good faith by the Board may differ significantly from the values that would have been used by another party or had a ready market existed for the Existing Portfolio investments, and the differences could be material.

We adjust quarterly the valuation of our portfolio to reflect the Board’s determination of the fair value of each Existing Portfolio investment.  Any changes in fair value are recorded in our statement of operations as “Net change in unrealized depreciation/appreciation on investments.”

An investment strategy that focuses on privately-held companies presents certain challenges, including the lack of available information about these companies, a dependence upon the talents and efforts of only a few key portfolio company personnel, a greater vulnerability to economic downturns and a greater inability to liquidate our investments in an advantageous manner.

As a BDC, we have invested most of our assets in restricted securities issued by small, private companies, some of which have operated at losses or have experienced substantial fluctuations in operating results.  There is generally little or no publicly available information about such companies and we must rely on the diligence of our Investment Adviser and Subadviser to obtain the information necessary to invest in these companies.  If our Adviser and Subadviser are unable to obtain all material information about these companies, including with respect to operational, regulatory, environmental, litigation and managerial risks, our Adviser and Subadviser may not make a fully-informed investment decision, and we may lose some or all of the money invested in these companies.  In addition, our Adviser and Subadviser may inappropriately value the prospects of an investment, causing us to overpay for such investment and fail to receive an expected or projected return on its investment.

Typically, for their success, such companies depend on the management talents and efforts of one person or a small group of persons, so that the death, disability or resignation of such person or persons could have a materially adverse impact on them.  Moreover, smaller companies frequently have narrower product lines and smaller market shares than larger companies and, therefore, may be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns.  Such companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities, and a larger number of qualified managerial and technical personnel.  Because these companies will generally have highly leveraged capital structures, reduced cash flow resulting from an adverse business development, shifts in customer preferences, or an economic downturn or the inability to complete a public offering or other financing may adversely affect the return on, or the recovery of, our investment in them.  Investment in such companies therefore involves a high degree of business and financial risk, which can result in substantial losses and, accordingly, should be considered highly speculative.  No assurance can be given that some of our investments will not result in substantial or complete losses.

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

If one of our Existing Portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors.  In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower.  It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we actually render significant managerial assistance.

We expect our debt investments will generally be unsecured and even if we make a secured loan, if the assets securing a loan we make decrease in value, we may not have sufficient collateral to cover losses.

We believe our Existing Portfolio companies generally will be able to repay our debt investments from their available capital, from future capital-raising transactions or from cash flow from operations.  Generally, our debt investments in Existing Portfolio companies that we make will are unsecured.  However, when we take a security interest in the available assets of a portfolio company, there is a risk that the collateral securing our investment may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors.  In addition, a deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by a deterioration in the value of the collateral for the investment.  Moreover, we may not have a first lien position on the collateral.  Consequently, the fact that investment is secured does not guarantee that we will receive principal and interest payments according to the investment’s terms or that we will be able to collect on the investment should we be forced to enforce our remedies.  In addition, a portion of the assets securing our investment may be in the form of intellectual property, if any, inventory and equipment and, to a lesser extent, cash and accounts receivable.  Intellectual property, if any, that is securing our investment could lose value if, among other things, the company’s rights to the intellectual property are challenged or if the company’s license to the intellectual property is revoked or expires. Inventory may not be adequate to secure our investment if our valuation of the inventory at the time we made the loan was not accurate or if there is a reduction in the demand for the inventory. Similarly, any equipment securing our loan may not provide us with the anticipated security if there are changes in technology or advances in new equipment that render the particular equipment obsolete or of limited value or if the company fails to adequately maintain or repair the equipment.  Any one or more of the preceding factors could materially impair our ability to recover principal in a foreclosure.

The lack of liquidity in our Existing Portfolio investments may adversely affect our business, and if we need to sell any of our investments, we may not be able to do so at a favorable price.  As a result, we may suffer losses.

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

Following our initial investment, we may make additional debt and equity investments in portfolio companies (“follow-on investments”) to increase our investment in a successful portfolio company, to exercise securities that were acquired in the original financing, to preserve our proportionate ownership when a subsequent financing is planned or to protect our initial investment when such portfolio company’s performance does not meet expectations.

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

Risks Related to the New Portfolio

As discussed above, we have engaged EAM to manage our New Portfolio, however we have not raised new assets for the New Portfolio.

When we establish the New Portfolio we will be exposed to market risks associated with investments in equity securities.

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

Holders of equity securities will have rights which are subordinate to portfolio companies’ other investors or debt holders.

The New Portfolio’s focus on equity securities will also expose us to risks as holders of common stock.  For example, the interests of common stockholders are subordinated to the interests of creditors or holders of debt.  Under most borrowing arrangements, lenders will have superior claims to a portfolio company’s assets, and in the case of liquidation, creditors may receive first priority in the distribution of a portfolio company’s assets.  Furthermore, the interests of holders of common stock are often subordinated to the holders of any preferred stock.  Holders of preferred stock may have superior voting rights over holders of common stock, and they often have superior rights in the case of portfolio company liquidation.  Our transition to a much higher percentage of equity investments will expose us to these and other risks which we previously were only minimally exposed to.

We will be particularly sensitive to the risks associated with equity investments in small-cap and micro-cap companies.

As described above, our New Portfolio equity investments will be focused on common stocks of small-cap and micro-cap companies. We will therefore be particularly sensitive to the risks associated with small companies. The general risks associated with equity securities are particularly pronounced for securities issued by companies with small market capitalizations. Micro-cap and other small capitalization companies may offer greater opportunities for capital appreciation than larger companies, but may also involve certain special risks. They are more likely than larger companies to have limited product lines, markets or financial resources, or to depend on a small, inexperienced management group. Securities of smaller companies may trade less frequently and in lesser volume than more widely held securities and their values may fluctuate more sharply than other securities. They may also trade in the over-the-counter market or on a regional exchange, or may otherwise have limited liquidity. These securities may therefore be more vulnerable to adverse developments than securities of larger companies, and we may have difficulty establishing or closing out our securities positions in smaller companies at prevailing market prices. Also, there may be less publicly-available information about smaller companies or less market interest in their securities as compared to larger companies, and it may take longer for the prices of the securities to reflect the full value of the issuers’ earnings potential or assets.

We may engage in short selling, which creates the risk of a theoretically unlimited loss.

If we commence the New Portfolio strategy, we may engage in short selling.  Short selling involves selling securities which may or may not be owned and borrowing the same securities for delivery to the purchaser, with an obligation to replace the borrowed securities at a later date.  Short selling allows the investor to profit from declines in securities.  A short sale creates the risk of a theoretically unlimited loss, in that the price of the underlying security could theoretically increase without limit, thus increasing the cost of buying those securities to cover the short position. There can be no assurance that the security necessary to cover a short position will be available for purchase.  Purchasing securities to close out the short position can itself cause the price of the securities to rise further, thereby exacerbating the loss.

Small- and micro-cap companies may rely on inexperienced management.

Small- and micro-cap companies may be young companies with inexperienced management.  The lack of an experienced management team may prevent such companies from meeting its goals, which may reduce the expected yield on our investment.

Small and micro-cap companies may rely on a small number of key employees, and if such employees leave the company, the company’s performance may suffer.

The success of small- and micro-cap companies may depend on a small number of key employees.  Such companies’ ability to retain its key employees will be important to successful operation of such companies. The unexpected loss of services of key employees, or the inability to recruit and retain qualified personnel in the future, may have an adverse effect on a companies business and financial results, which could devalue our investment.

Small- and micro-cap companies may operate in areas where rapid technology developments may render their business obsolete.

New technologies or improvements to old technologies may render the product lines of small- and micro-cap companies obsolete.  Because such companies may not have diverse product lines, any technological development that renders a product line obsolete may resulting a company having no product to market, which will severely devalue such company’s securities.  Such technological developments may prevent us from meeting our expected return on investment and may result in a complete loss of our investment.

Small- and micro-cap companies may have relatively limited product lines, markets or financial resources.

Small- and micro-cap companies may have relatively limited product lines, markets and/or financial resources.  Therefore, such companies may be more vulnerable to competitors’ actions and market conditions.  Any action by competitors or downturn in market conditions may directly impact a company’s business and financial results.  Such companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities.  Such a decline in performance, may result in us not meeting our expected return on investment, and may result in a complete loss of investment.

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

The value of securities in small- and micro-cap companies may not follow the value of larger companies or general economic conditions for a variety of reasons, including, but not limited to, such companies having limited product lines available, key employees misguiding the company or the company may not be able to obtain needed financing.  This may result in a small- or micro-cap company’s performance suffering when the overall stock market is providing favorable returns or when overall economic conditions are favorable.  As a result, our investment may not achieve our expected return on value and we may suffer a complete loss of investment during favorable economic conditions.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

On July 14, 2009, MACC held its annual meeting of shareholders (the “Annual Meeting”).  At the Annual Meeting, the shareholders re-elected current directors Michael W. Dunn, James W. Eiler, Gordon J. Roth, and Geoffrey T. Woolley to serve another one year term on the Board.  Director Dunn was elected by a vote of 1,633,424 shares for and 208,035 shares were withheld.  Director Eiler was elected by a vote of 891,276 shares for and 950,183 shares were withheld.  Director Roth was elected by a vote of 1,697,951 shares for and 143,868 shares were withheld.  Director Woolley was elected by a vote of 1,695,982 shares for and 145,477 shares were withheld.  Additionally, KPMG LLP was ratified as the Company’s independent auditor for fiscal year 2009 by a vote of 1,650,474 shares for, 187,473 shares against, and   3,512 shares abstained.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information in response to this Item is incorporated by reference to the “Shareholder Information” section of the 2009 Annual Report.

Item 6.  Selected Financial Data.

Information in response to this Item is incorporated by reference to the “Selected Financial Data” section of the 2009 Annual Report.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of
  Operation.

Information in response to this Item is incorporated by reference to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section of the 2009 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

MACC is subject to market risk from changes in market prices of publicly-traded equity securities held from time to time in the MACC investment portfolio.  At September 30, 2009, MACC had no publicly-traded equity securities in the MACC investment portfolio.

MACC is also subject to financial market risks from changes in market interest rates.  MACC currently has an outstanding note payable with a variable interest rate that is based on an independent index.  Although this independent index is subject to changes, the maximum increase or decrease in the interest rate at any one time will not exceed 1%. General interest rate fluctuations may therefore have a material adverse effect on MACC’s net investment income.

Portfolio Risks

Pursuant to Section 64(b)(1) of the 1940 Act, a BDC is required to describe the risk factors involved in an investment in the securities of such company due to the nature of MACC’s investment portfolio.   Please refer to Item 1A above for a description of those risks.

Operations Risks

MACC has generally relied on portfolio investment divestitures and liquidity events, as well as increases in fair value of portfolio investments, to provide for increases in net asset value in any period.  MACC typically relies on the sale of portfolio companies in negotiated transactions and on the initial public offering of portfolio company securities to provide for portfolio investment divestitures and liquidity events.  Accordingly, a general contraction in the markets for corporate acquisitions and/or initial public offerings could adversely affect MACC’s ability to realize capital gains, if any, from the sale of its Existing Portfolio company securities.  The SEC guidelines under which MACC operates permit the Board to determine increases in fair value of unliquidated Existing Portfolio investments based upon a number of factors, including subsequent financings provided to Existing Portfolio companies.  Accordingly, decreases in the supply of additional capital to MACC’s Existing Portfolio companies could adversely affect MACC’s ability to achieve increases, if any, in fair value of its Existing Portfolio investments.

Interest Rate Risks

MACC faces risks in relation to changes in prevailing market interest rates.  First, at September 30, 2009, MACC had outstanding $4,618,659 in principal under the Term Loan, which matures in March of 2010.  This note has a variable rate of interest, and accordingly, changes in market interest rates will have an effect on the amount of interest paid by MACC with respect to the note.  The interest rate on the Term Loan was 6.0% as of September 30, 2009.

Second, MACC’s Existing Portfolio companies have or may issue debt senior to MACC’s investment.  The payment of principal and interest due on MACC’s investment, therefore, will generally be subordinate to payments due on any such senior debt.  Moreover, senior debt typically bears interest at a floating rate, whereas MACC’s investments generally do not.  Any increase in market interest rates may put significant economic pressure on those Existing Portfolio companies that have issued senior debt which bears interest at a floating rate.  Accordingly, MACC’s ability to achieve net operating income and generally to realize gains from its Existing Portfolio investments may be adversely affected by an increase in market interest rates.

Item 8.  Financial Statements and Supplementary Data.

Information in response to this Item is incorporated by reference to the financial statements, notes thereto and report thereon contained in the 2009 Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
  Disclosure.

There are no items to report.

Item 9A(T).  Controls and Procedures.

In accordance with Item 307 of Regulation S-K promulgated under the 1933 Act, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) have conducted evaluations of the Company’s disclosure controls and procedures.  As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Certifying Officers have reviewed the Company’s disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective as of the date of this Annual Report on Form 10-K.  In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, each of the Certifying Officers executed an Officer’s Certification included in this Annual Report on Form 10-K.

As of the date of this Annual Report on Form 10-K, there have not been any significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Internal Control Over Financial Reporting

In accordance with Item 308T of Regulation S-K promulgated under the 1933 Act, the management of MACC is responsible for establishing and maintaining adequate internal control over financial reporting.  MACC’s internal control system is a process designed to provide reasonable assurance to MACC’s management and board of directors regarding the preparation and fair presentation of published financial statements.

MACC’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of MACC; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the MACC’s assets that could have a material effect on our financial statements.

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

Management assessed the effectiveness of MACC’s internal control over financial reporting as of September 30, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment management believes that, as of September 30, 2009, the MACC’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the MACC’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

 There have been no significant changes in our internal control or in other factors that could significantly affect those controls subsequent to our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.  Other Information.

On August 14, 2009, MACC entered into an amendment to our business loan agreement and security agreement (the “Second Amendment”) with CRB&T.  Under the Second Amendment, MACC extended the maturity of its August 30, 2007 business loan agreement with CRB&T to a stated maturity of March 31, 2010.  MACC had an outstanding principal balance of $4,618,659 under the Term Loan on September 30, 2009.  The Term Loan has a stated maturity date of March 31, 2010 and is subject to a variable interest rate based on an independent index.  The current interest rate applicable to the Term Loan is 6.0%.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our business and affairs are managed under the direction of our Board.  Accordingly, our Board provides broad supervision over our affairs, including supervision of the duties performed by our Adviser and Subadviser.  Certain employees of our Adviser are responsible for our day-to-day operations.  The names, ages and addresses of our Directors and specified executive officers, together with their principal occupations and other affiliations during the past five years, are set forth below.  Each Director and officer will hold office for a one year term to which he or she is elected and until his successor is duly elected and qualifies, or until he resigns or is removed in the manner provided by law.  Our Board consists of a majority of Independent Directors.  The Director who is an “interested person” (as defined in the 1940 Act) is referred to as an “Interested Director.”  The address for all officers and Directors is 580 2nd Street, Suite 102, Encinitas, California 92024.  None of our Directors or officers serve as a director for any other company which (i) has a class of securities registered under section 12 of the Exchange Act, (ii) is subject to section 15(d) of the Exchange Act, or (iii) is registered as an investment company under the 1940 Act; and MACC only has one investment portfolio.

DIRECTORS:

Name and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years

Gordon J. Roth, 55†	Director	Since 2000
CFO and Chief Operating Officer, Roth Capital Partners, LLC (independent investment banking firm specializing in small-cap companies), 2000-present; Chairman, Roth & Company, P.C. (public accounting firm located in Des Moines, Iowa), 1990-2000. Prior to that, Mr. Roth was a partner at Deloitte & Touche, a public accounting firm, in Des Moines.

Geoffrey T. Woolley, 50	Director	Director from 2003 to December 8, 2009; Chairman from April 2004 to December 8, 2009
Executive Chairman, Kreos Capital Limited (founded in 1997 by Mr. Woolley to introduce “venture leasing,” an asset-backed debt instrument with equity participation to the European and Israeli markets); Founding Partner, Dominion Ventures, Inc.; Managing Member, Hild Partners, LLC; Director:  BH Thermal Corp, University Opportunity Fund and Utah Capital Investment Corporation; Chairman of the Board: MorAmerica (2004 – 2008), University Venture Fund, Hild Assets, Ltd. and Unitus Equity Fund; Adviser:  Polaris Ventures and Von Braun & Schreiber Private Equity.  Mr. Woolley holds an M.B.A. from the University of Utah and a B.S. in Business Management with a Minor in Economics from Brigham Young University.

James W. Eiler, 58	Director	Since January, 2008
Principal, Eiler Capital Advisors (Investment Banking), since 2007; Managing Director, First National Investment Bank (Investment Banking), 2007; Managing Partner, Cybus Capital Markets (Investment banking), 2004-2007; Senior Vice President, John Deere Credit (Agricultural Financial Services), 1999-2004.  Mr. Eiler holds an M.S. in Ag Economics and a B.S. in Ag Business from Iowa State University.

Michael W. Dunn, 60	Director	Since 1994	Director, MorAmerica (1994 – 2008); C.E.O. (since 1980), President and CEO and Director (since 1983), Farmers & Merchants Savings Bank of Manchester, Iowa.

† As a member of the Board of Managers of EAM, Mr. Roth is an “interested person” of MACC, as that term is defined in Section 2(a)(19) of the 1940 Act.

Officers:

Name and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years

Travis T. Prentice, 34	President and CEO	Since April, 2008
President and Chief Investment Officer of EAM, a firm he co-founded in 2007.  In addition, he serves as portfolio manager for the firm’s Micro Cap Growth and Ultra Micro Cap Growth investment strategies. Prior to founding EAM, Mr. Prentice was a Partner, Managing Director and Portfolio Manager with Nicholas-Applegate Capital Management where he had lead portfolio management responsibilities for their Micro and Ultra Micro Cap investment strategies and a senior role in the firm’s US Micro/Emerging Growth team.  He brings ten years of institutional investment experience from Nicholas Applegate where he originally joined in 1997. He holds a Masters in Business Administration from San Diego State University and a Bachelor of Arts in Economics and a Bachelor of Arts in Psychology from the University of Arizona.

Derek J. Gaertner, 38	Chief Financial Officer and CCO	Since April, 2008
Vice President and Chief Operating/ Compliance Officer of EAM.  Prior to joining EAM in 2007, Mr. Gaertner was the Chief Financial Officer of Torrey Pines Capital Management, a global long/short equity hedge fund located in San Diego, California.  He was also responsible for overseeing the firm’s regulatory compliance and operations functions.  Prior to joining Torrey Pines Capital Management in 2004, Mr. Gaertner was a Tax Manager with PricewaterhouseCoopers LLP.  He has over 8 years of public accounting experience in both the audit and tax departments.  Mr. Gaertner is a Certified Public Accountant and has a Bachelors of Science in Accounting from the University of Southern California and Masters of Science in Taxation from Golden Gate University, San Francisco.

Montie L. Weisenberger 41	Treasurer and Secretary	Since April, 2008
Senior Vice President and Portfolio Manager of EAM, a firm he co-founded in 2007.  Mr. Weisenberger has primary portfolio management responsibilities for the firm’s Small Cap Growth investment strategy.  Prior to founding EAM, Mr. Weisenberger was a Senior Vice President and Portfolio Manager at Nicholas Applegate Capital Management where he had lead portfolio management responsibilities for the firm’s Traditional Small-to-Mid Cap Growth strategy and was a senior member of the firm’s US Micro / Emerging Growth team since 2001.  Prior to joining Nicholas Applegate Capital Management, Montie was a research analyst at Adams, Harkness & Hill, now Cannacord Adams, an emerging growth investment bank located in Boston, MA. Mr. Weisenberger also spent more than five years as a finance and strategic management consultant, most recently as a manager with KPMG, LLP.  Mr. Weisenberger brings more than twelve years of combined investment management and financial analysis experience to Eudaimonia Asset Management.  He holds a Masters in Business Administration and a Masters in Health Administration from Georgia State University and a Bachelor of Arts in Business Administration from Flagler College.

Common Stock Ownership of Directors

The following table represents, as of November 30, 2009 and based upon the closing price as reported by Nasdaq on November 30, 2009, the dollar range value of equity securities beneficially owned (as that term is defined in Rule 16a-1(a)(2) of the Exchange Act) by each Director of MACC.  In the table, “Interested Director” indicates Directors who do not meet the definition of “independent director” provided in the rules applicable to companies listed on the Nasdaq Capital Market.  In contrast, “Independent Directors” do meet such qualification.

Name of Independent Director	Dollar Range of Equity Securities in MACC	Aggregate Dollar Range of Equity Securities in all Funds in Fund Complex†

Michael W. Dunn	$10,001 - $50,000	$10,001 - $50,000
James W. Eiler	$1- $10,000	$1- $10,000
Geoffrey T. Woolley*	Over $100,000	Over $100,000

Name of Interested Director	Dollar Range of Equity Securities in MACC	Aggregate Dollar Range of Equity Securities in all Funds in Fund Complex†

Gordon J. Roth	$10,001- $50,000	$10,001- $50,000

† MACC consists of only one investment portfolio.

* Director Woolley resigned from the Board of Directors of MACC effective December 8, 2009.

Audit Committee

The Board has a standing Audit Committee which makes recommendations to the Board regarding the engagement of the independent registered public accounting firm for audit and non-audit services; evaluates the independence of the auditors and reviews with the independent auditors the fee, scope and timing of audit and non-audit services.  The Audit Committee also is charged with monitoring our Policy Against Insider Trading and Prohibited Transactions and our Code of Conduct.  The Audit Committee presently consists of Michael W. Dunn (Chair) and James W. Eiler.  Each member of the Audit Committee is considered “independent” under applicable Nasdaq listing standards.  The Board has determined that James W. Eiler is an Audit Committee financial expert.  The Audit Committee held five meetings in Fiscal Year 2009.

Investment and Valuation Committee

The Investment and Valuation Committee assists the Board with the periodic valuation of our investment securities and with oversight of our investment portfolio and evaluates any proposed revisions to our investment policy. The Investment and Valuation Committee also assures compliance with our valuation policy and policies regarding investments made in participation with other funds managed by InvestAmerica, with entities controlling, controlled by or under common control with InvestAmerica, and with other affiliates.  The voting members of the Investment and Valuation Committee presently include Michael W. Dunn, James W. Eiler and Gordon J. Roth (Chair).  Mr. Dunn and Mr. Eiler are independent under Nasdaq listing standards.  The Investment and Valuation Committee held six meetings in Fiscal Year 2009.

Corporate Governance / Nominating Committee

The Corporate Governance/Nominating Committee was appointed by the Board to identify and recommend approval of all Director nominees to be voted on at the Annual Stockholders’ Meetings, to recommend corporate governance guidelines for the Company, to lead the Board in its annual review of the Board’s performance, and to recommend to the Board nominees for each committee of the Board.  The Corporate Governance/Nominating Committee may seek input from other Directors or senior management in identifying candidates.  Under our Third

Amended and Restated Bylaws, stockholders desiring to nominate persons for election as Directors or to propose other business for consideration at an annual meeting must notify the Secretary of MACC in writing not less than 60 days, nor more than 90 days, prior to the date on which MACC first mailed its proxy materials for the prior year’s annual meeting.

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

The Corporate Governance/Nominating Committee also: (i) oversees the formulation of, and recommends for adoption to the Board, a set of corporate governance guidelines;  (ii) periodically reviews and reassesses the corporate governance guidelines and recommends appropriate changes to the Board for approval; (iii) reviews and approves annually the MACC’s compensation program for service on the Board or any of its committees; (iv) performs an annual assessment of the Board’s performance and periodically reports its Board assessments to the Board; (v) annually reviews and assesses its Charter and makes recommendations of appropriate changes to the Board; (vi) performs periodic reviews of all Board committee structure and governance charters; (vii) recommends appropriate changes to Board committee composition and responsibility to the Board; and (viii) reviews any conflicts of interest.

The Corporate Governance/Nominating Committee consists of James W. Eiler and Michael Dunn.  All members of the Corporate Governance/Nominating Committee are considered “independent” under applicable Nasdaq listing standards.  The Corporate Governance/Nominating Committee held [•] meetings in Fiscal Year 2009.

Code of Ethics

The Company, the Adviser and the Subadviser have each adopted a code of ethics under Rule 17j-1 of the 1940 Act, which is applicable to the officers, Directors and designated employees of the Company, the Adviser and the Subadviser (collectively, the “Codes of Ethics”).  Subject to certain limitations, the Codes of Ethics permit those officers, Directors and designated employees of the Company, the Adviser and the Subadviser (the “Covered Persons”) to invest in securities, including securities that may be purchased or held by the Company.  The Codes of Ethics contain provisions and requirements designed to identify and address certain conflicts of interest between personal investment activities of Covered Persons and the interests of the investment advisory clients of the Adviser and the Subadviser such as the Company.  Among other things, the Codes of Ethics prohibit certain types of transactions absent prior approval, impose time periods during which personal transactions may not be made in certain securities, and requires submission of duplicate broker confirmations and statements and quarterly reporting of securities transactions.  Exceptions to these and other provisions of the Codes of Ethics may be granted in particular circumstances after review by appropriate personnel.

The Codes of Ethics can be reviewed and copied at the SEC’s Public Reference Room in Washington, D.C. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (202) 942-8090.  The Codes of Ethics are also available on the EDGAR database on the SEC’s internet site at www.sec.gov, and, upon payment of a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, officers and directors of the Company and persons beneficially owning 10% or more of the Company’s common stock (collectively, “reporting persons”) must file reports on Forms 3, 4 and 5 regarding changes in their holdings of the Company’s equity securities with the SEC.  Based solely upon a review of copies of these reports sent to the Secretary of the Company and/or written representations from reporting persons that no Form 5 was required to be filed with respect to Fiscal Year 2009, the Company believes that all Forms 3, 4, and 5 required to be filed by all reporting persons have been properly and timely filed with the SEC.

Item 11.  Executive Compensation.

Compensation of Directors

The compensation of our Directors is governed by a compensation policy adopted via resolution of the Board on February 24, 2004 and amended on July 18, 2006 (the “Compensation Policy”).  The Compensation Policy provides that: (i) Directors of MACC who are also officers or directors of our investment adviser receive no compensation for serving on the Board; (ii) the Chairman of the Board receives an annual retainer of $24,000; (iii) all other outside Directors receive an annual retainer of $8,000; (iv) all outside Directors other than the Chairman of the Board receive $1,000 for each Board meeting attended (whether such attendance is in person or by telephone) if the meeting is scheduled as an in-person meeting and $500 for each Board meeting attended by telephone if the meeting is scheduled to be held by teleconference; (v) all Directors other than the Chairman of the Board receive $250 for each committee meeting attended (whether such attendance is in person or by telephone) if the committee meeting is scheduled as an in-person meeting and $250 for each committee meeting attended by telephone if the meeting is scheduled to be held by teleconference; and (vi) we reimburse all reasonable expenses of the Directors and the Chairman of the Board in attending Board and committee meetings.  Directors’ meetings are normally held on a quarterly basis, with additional meetings held as needed.  All Director compensation is payable quarterly, in arrears.

The following table sets forth the details of the compensation paid to Directors during Fiscal Year 2009.  MACC presently maintains no pension , equity participation or retirement plans for its Directors.

Name and Position	Aggregate Compensation From MACC(1)
Geoffrey T. Woolley*	$31,500
Michael W. Dunn	$16,750
Gordon J. Roth	$15,500
James W. Eiler	$16,750
__________________________
(1) Consists only of directors’ fees and does not include reimbursed expenses.
* Resigned from the Board of Directors effective December 8, 2009.

Compensation of Executive Officers Discussion and Analysis

The Company has no employees and does not pay any compensation to any of its officers.  The Company has not compensated its executive officers in any of the last three fiscal years.  The Company does not provide any of bonus, stock options, stock appreciation rights, non-equity incentive plans, non-qualified deferred compensation or pension benefits to its executive officers.  Further, the Company has no agreements with any officer pertaining to change in control payments.  All of the Company’s officers and staff are employed by the Adviser, which pays all of their cash compensation.

Compensation Committee Interlocks and Insider Participation

The Company does not have a separate compensation committee utilized to determine the appropriate compensation payable to the Company’s executive officers and Directors due to the size of the Company.  The Corporate Governance/Nominating Committee, however, is responsible for, among other things, annually reviewing and approving the Company’s compensation policies for Directors.  The members of the Corporate Governance/Nominating Committee for Fiscal Year 2009 were Geoffrey T. Woolley (Chair), James W. Eiler and Michael W. Dunn.  All members of the Corporate Governance/Nominating Committee are considered “independent” under applicable Nasdaq listing standards.  No members of the Committee have ever served as officers or employees of the Company.  No executive officers of the Company served, during Fiscal Year 2009: (i) on a compensation committee of another entity which had an executive officer serving on the Corporate Governance/Nominating Committee; (ii) as a

director of another entity which had an executive officer serving on the Corporate Governance/Nominating Committee; or (iii) as a member of a compensation committee of another entity which had an executive officer who served as a Director of the Company.

Compensation Committee Report

The Corporate Governance/Nominating Committee has not reviewed or discussed with the Company’s management the Compensation of Executive Officers Discussion and Analysis set forth above because the Company’s standing policy is to not compensate executive officers.  The Corporate Governance/Nominating Committee did recommend to the Board of Directors that the Compensation of Executive Officers Discussion and Analysis be included in this report on Form 10-K.

CORPORATE GOVERNANCE /
NOMINATING COMMITTEE:
Michael W. Dunn
James W. Eiler

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Common Stock Ownership

As of November 30, 2009, there were 2,464,621shares of common stock issued and outstanding.  Because they serve as our investment advisers, EAM, a California limited liability company located at 580 Second Street, Suite 102, Encinitas, California 92024, and InvestAmerica, a Delaware corporation located at 101 Second Street S.E., Suite 800, Cedar Rapids IA 52401, are deemed to control us, within the meaning of the 1940 Act.  Additionally, Atlas Management Partners, LLC (“Atlas”), Bridgewater International Group, LLC (“BIG”), Mr. Benjamin Jiaravanon (a former Director of the Company) and Mr. Timothy Bridgewater control the Company through either direct or beneficial ownership of 804,689 of the Company’s shares, which as of November 30, 2009 comprised 32.65% of the Company’s issued and outstanding stock.  Atlas and BIG are organized under the laws of the State of Utah.

Our officers and directors, eight in number as a group, beneficially own 242,099 Shares together, equal to 9.82% of our outstanding common stock.  The following table sets forth certain information as of November 30, 2009, with respect to the common stock ownership of: (i) those persons or groups (as that term is used in Section 13(d)(3) of the Exchange Act who beneficially own more than 5% of the common stock, and (ii) each Director of the Company.  Unless otherwise indicated, the addresses for the persons listed in the table is 580 Second Street, Suite 102, Encinitas, California 92024.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class of Voting Common Stock

Atlas Management Partners, LLC (1) One South Main Street, Suite 1660, Salt Lake City, Utah 84133	804,689	32.65%

Bridgewater International Group, LLC (1) 10500 South 1300 West, South Jordan, Utah 84095	804,689	32.65%

Timothy A. Bridgewater (1) 10500 South 1300 West South Jordan, Utah 84095	817,789	33.18%

Benjamin Jiaravanon (1) Ancol Barat, J1 Ancol VIII, No.1 Jakarta 14430 Indonesia	804,689	32.65%

Geoffrey T. Woolley	151,314	6.14%

Gordon J. Roth(2)	34,201	1.38%

Michael W. Dunn	46,584	1.89%

James W. Eiler	10,000	0.04%

All Officers and Directors as a Group	242,099	9.82%

(1)
The foregoing information with respect to Atlas, BIG, Mr. Jiaravanon and Mr. Bridgewater is based upon Amendment No. 1 to Schedule 13D, dated September 30, 2003, as subsequently amended February 13, 2004, April 28, 2005 and April 30, 2005, filed by Atlas, BIG and others with the SEC (collectively, the “Atlas Group 13D”).  The Atlas Group 13D disclosed control over 804,689 shares of Common Stock owned by BIG (the “BIG Shares”) is governed by a Shareholder and Voting Agreement dated September 29, 2003 among Atlas, BIG and Kent Madsen (the “Shareholder Agreement”).  The term of the Shareholder Agreement extends to March 1, 2010 and may be extended in certain circumstances; however, the Shareholder Agreement may also be terminated at any time by any party.  Under the Shareholder Agreement, BIG appointed Atlas as its limited proxy to vote the BIG Shares, but BIG retains all other incidents of ownership of the stock, including beneficial ownership and dispositive power.  The Shareholder Agreement also provides Atlas with certain rights of first refusal respecting the BIG Shares and limits BIG’s ability to otherwise dispose of the BIG Shares.  Pursuant to a Mutual Release and Waiver of Claims and Termination of Shareholder and Voting Agreements among Atlas, BIG and the former managers of Atlas dated April 28, 2005 and filed as part of the Atlas Group 13D, certain former managers of Atlas, including Geoffrey Woolley (the former Chairman of MACC’s Board) and Kent Madsen, no longer have any interests in Atlas and have no voting rights respecting the BIG Shares.

As voting Managing Director of Atlas, Mr. Bridgewater has shared control over the voting power granted to Atlas under the Shareholder Agreement respecting the BIG Shares, subject to the parties’ rights under the Shareholder Agreement.  Mr. Bridgewater is also Managing Director of BIG and in that capacity has shared control over the voting power granted to Atlas under the Shareholder Agreement respecting the BIG Shares, subject to the parties’ rights under the Shareholder Agreement.  Mr. Bridgewater also individually owns 13,100 shares of Common Stock, according to reports Mr. Bridgewater has filed with the SEC pursuant to Section 16(a) of the Exchange Act.  As the sole Managing Member of BIG, Mr. Jiaravanon has shared control over the voting power granted to Atlas under the Shareholder Agreement respecting the BIG Shares, subject to the parties’ rights under the Shareholder Agreement.  BIG is a wholly owned subsidiary of Aleksin, a corporation organized under the laws of the British Virgin Islands.  Aleksin is a wholly-owned subsidiary of Maze Industrial Ltd. (“Maze”), a corporation organized under the laws of the British Virgin Islands.  Maze is 100% owned by Sumet Jiaravanon, an individual.

(2)   Mr. Gordon Roth individually owns 5,151 shares of common stock.  Roth Capital Partners, LLC, in which Mr.
        Roth has shared control of voting power, owns 29,050 shares of common stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Investment Adviser and Certain Business Relationships

MACC entered into the Advisory Agreement with EAM on April 29, 2008.  EAM is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and is subject to the reporting and other requirements thereof.  EAM’s address is 580 Second Street, Suite 102, Encinitas, California 92024.

The Advisory Agreement provides that EAM is entitled to receive a Management Fee equal to an annual rate of 2.0% of Assets Under Management (as defined in the Advisory Agreement).  In April, EAM elected to reduce their fee to 1.5% and additionally in May to reduce their fee to 1.0% until further notice.  In addition to the Management Fee, EAM is entitled to receive the Incentive Fee in an amount equal to (i) 20.0% of the net capital gains, before taxes, attributable to MACC’s New Portfolio (which would include any follow-on investments made to the Existing Portfolio) and (ii) 13.4% of the Net Capital Gains, before taxes, attributable to MACC’s Existing Portfolio (as defined in the Advisory Agreement). The amount of the Incentive Fee and all incentive compensation in any fiscal year, may not exceed the limit prescribed by Section 205(b)(3) of the Investment Advisers Act of 1940.  Total Management Fees under the Advisory Agreement paid to EAM for the year ended September 30, 2009 were $81,525.  There were no incentive fees accrued or paid under the Advisory Agreement to EAM in the fiscal year ended September 30, 2009.

MACC, EAM and InvestAmerica are also parties to a Subadvisory Agreement dated April 29, 2008 (“Subadvisory Agreement”) and approved by MACC shareholders at the 2008 Annual Shareholders Meeting.  The address of the Subadviser is 101 Second Street S.E., Suite 800, Cedar Rapids, Iowa 52401.  From MACC’s inception in 1995 through 2004, and then from July 2005 through April 29, 2008, InvestAmerica was the investment adviser to MACC.  Pursuant to the Subadvisory Agreement, InvestAmerica has been retained to monitor and manage the Existing Portfolio, including exits, preparation of valuations, follow-on investment analysis and recommendations and other portfolio management matters.  InvestAmerica also currently provides certain accounting and financial services for MACC.  The management fee (as defined in the Subadvisory Agreement) is equal to 50% of the management fee actually paid by MACC to EAM attributable to Existing Portfolio Companies, payable in arrears.  EAM elected to reduce their fees however InvestAmerica continues to receive a management fee equal to 50% of the original agreement or an annual rate of 1% of Assets Under Management attributable to Existing Portfolio Companies.  The amount of the incentive fee payable by EAM to InvestAmerica under the Subadvisory Agreement is 100% of the incentive fee received by EAM under the Advisory Agreement attributable to the Existing Portfolio.  The Subadvisory Agreement does not result in any additional expense to MACC.  Total Management Fees under the Subadvisory Agreement paid to InvestAmerica for the year that ended September 30, 2009 were $142,279.  There were no incentive fees accrued or paid under the Subadvisory Agreement to InvestAmerica in the fiscal year ended September 30, 2009.

Mr. Travis T. Prentice, President and CEO of MACC is a founder and President of EAM.  Mr. Montie L. Weisenberger, Treasurer and Secretary of MACC is a founder and Senior Vice President of EAM.  Mr. Derek J. Gaertner Chief Financial Officer and Chief Compliance Officer of MACC is Vice President of EAM.

Independent Directors

The following Directors of the Company meet the definition of “independent director” provided in the independence standards applicable to companies listed on the Nasdaq Capital Market (the “Independence Standards”): Michael W. Dunn, James W. Eiler and former Director Geoffrey T. Woolley.

Item 14.  Principal Accounting Fees and Services.

The following table presents fees paid for professional services rendered by KPMG LLP (“KPMG”), the Company’s independent registered public accounting firm, for fiscal Year 2008 and for the fiscal year ending September 30, 2009:

Fee Category	Fiscal Year 2009 Fees	Fiscal Year 2008 Fees
Audit Fees	$79,940	$75,500
Audit-Related Fees	7,000	-0-
Tax Fees	$15,000	$14,900
All Other Fees	-0-	-0-
Total Fees	$101,940	$90,400

Audit Fees were for professional services rendered for the audit of the Company’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by KPMG in connection with statutory and regulatory filings or engagements and include quarterly reviews and security counts.

Audit-Related Fees were for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” These services include accounting consultations in connection with acquisitions, consultations concerning financial accounting and reporting standards.

Tax Fees were for professional services for federal, state and international tax compliance, tax advice and tax planning and include preparation of federal and state income tax returns, and other tax research, consultation, correspondence and advice.

All Other Fees are for services other than the services reported above.  The Company did not pay any fees for such other services in fiscal year 2009 or fiscal year 2008.

The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of KPMG.  KPMG did not bill the Company’s investment adviser, EAM, for any non-audit services in either fiscal year 2009 or fiscal year 2008.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

(1)	Balance Sheet at September 30, 2009, 2008 and 2007
Statement of Operations for the years ended September 30, 2009, 2008 and 2007
Statements of Changes in Net Assets for the years ended September 30, 2009 and September 30, 2008
Statement of Cash Flows for the years ended September 30, 2009 and 2008
Notes to Financial Statements
Schedule of Investments as of September 30, 2009 and 2008
Notes to the Schedule of Investments
The Report of the Independent Registered Public Accounting Firm with respect to the financial statements listed above.

(2)
No financial statement schedules of the Company are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements and schedule of investments.

(3)	The following exhibits are filed herewith or incorporated by reference as set forth below:

3(i).11	Certificate of Incorporation of the Company.

3(i).22	Articles of Amendment to the Certificate of Incorporation of the Company.

3(ii)3	Third Amended and Restated By-Laws of the Company.

10.14	Investment Advisory Agreement between MACC Private Equities Inc. and Eudaimonia Asset Management, LLC dated April 29, 2008.

10.24	Investment Subadvisory Agreement among the Company, Eudaimonia Asset Management, LLC and InvestAmerica Investment Advisors, Inc. dated April 29, 2008

10.35	Term Loan and Line of Credit Agreement by and among MACC Private Equities Inc. successor in interest to MorAmerica Capital Corporation and Cedar Rapids Bank and Trust Company dated August 30, 2007.

10.4
Second Amendment to Business Loan Agreement and Security Agreements by and among MACC Private Equities Inc. successor in interest to MorAmerica Capital Corporation and Cedar Rapids Bank and Trust Company dated August 14, 2009.

13	2009 Annual Report to Stockholders.

146	Code of Business Conduct and Ethics

31.1	Section 302 Certification of Travis T. Prentice (President).

31.2	Section 302 Certification of Derek J. Gaertner (CFO).

32.1	Section 906 Certification of Travis T. Prentice (President).

32.2	Section 906 Certification of Derek J. Gaertner (CFO).

1	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, as filed with the SEC on May 14, 1997.
2	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, as filed with the SEC on August 15, 2005.
3	Incorporated by reference to the Current Report on Form 8-K, as filed with the SEC on October 14, 2008.
4	Incorporated by reference to the Current Report on Form 8-K, as filed with the SEC on May 1, 2008.
5	Incorporated by reference to the Current Report on Form 8-K, as filed with the SEC on September 6, 2007.
6	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, as filed with the SEC on October 14, 2008.

(b)	Exhibits

See (a)(3) above.

(c)	Financial Statement Schedules

See (a)(1) and (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 28, 2009.

 /s/ Travis T. Prentice
Travis T. Prentice
President and CEO

 /s/ Derek J. Gaertner
Derek J. Gaertner
Chief Financial Officer and Chief Compliance Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Date

/s/ Michael W. Dunn	December 28, 2009
Michael W. Dunn, Director

/s/ James W. Eiler	December 28, 2009
James W. Eiler, Director

/s/ Gordon J. Roth	December 28, 2009
Gordon J. Roth, Director