Form 10-Q
period 2009-12-31
MACC PRIVATE EQUITIES INC
filed 2010-02-16
CIK 923808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At February 1, 2010, the registrant had issued and outstanding 2,464,621 shares of common stock.

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements

MACC PRIVATE EQUITIES INC.
Condensed Balance Sheets
                                                                                                                                                                                                 (Unaudited)

	December 31, 2009	September 30, 2009

Assets

Cash and cash equivalents	$280,836	173,521
Loans and investments in portfolio securities, at market or fair value:
Unaffiliated companies (cost of $768,306 and $779,807)	1,112,851	1,199,388
Affiliated companies (cost of $11,094,541 and $10,664,161)	7,615,028	7,973,862
Controlled companies (cost of $2,874,939 and $2,874,939)	2,602,022	2,602,022
Interest receivable	66,931	303,656
Other assets	232,235	264,070

Total assets	$11,909,903	12,516,519

Liabilities and net assets

Liabilities:
Notes payable	4,494,625	4,618,659
Incentive fees payable	16,361	16,361
Accounts payable and other liabilities	83,061	72,111

Total liabilities	4,594,047	4,707,131

Net assets:
Common stock, $.01 par value per share; authorized 10,000,000 shares; issued and outstanding 2,464,621 shares	24,646	24,646
Additional paid-in-capital	10,158,516	10,328,377
Unrealized depreciation on investments	(2,867,306)	(2,543,635)

Total net assets	7,315,856	7,809,388

Total liabilities and net assets	$11,909,903	12,516,519

Net assets per share	$2.97	3.17

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC. Condensed Statements of Operations (Unaudited)

	For the three months ended December 31, 2009	For the three months ended December 31, 2008

Investment income:
Interest
Unaffiliated companies	$16,936	7,986
Affiliated companies	57,358	86,823
Controlled companies	217,990	6,788
Loss on interest receivable	(241,843)	---
Other	118	158
Dividends
Affiliated companies	42,632	109,624

Total investment income	93,191	211,379

Operating expenses:
Interest expenses	71,063	76,574
Management fees	31,066	74,943
Professional fees	90,965	57,228
Other	69,958	84,654

Total operating expenses and income tax expense	263,052	293,399

Investment income (expense), net	(169,861)	(82,020)

Realized and unrealized (loss) gain on investments:
Net change in unrealized appreciation/depreciation investments	(323,671)	269,100

Net (loss) gain on investments	(323,671)	269,100

Net change in net assets from operations	$(493,532)	187,080

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC. Condensed Statements of Cash Flows (Unaudited)

	For the three months ended December 31, 2009	For the three months ended December 31, 2008

Cash flows (used in) from operating activities:
Net change in net assets from operations	$(493,532)	187,080

Adjustments to reconcile net change in net assets from operations to net cash provided by (used in) operating activities:
Net realized and unrealized loss on investments	323,671	(269,100)
Net realized and unrealized loss on other assets	---	---
Proceeds from disposition of and payments on
loans and investments in portfolio securities	155,042	78,388
Purchases of loans and investments in portfolio securities	(33,342)	(40,127)
Change in interest receivable	236,725	5,886
Change in other assets	31,835	34,620
Change in accrued interest, deferred incentive fees payable,
accounts payable and other liabilities	10,950	49,620

Net cash provided by operating activities	231,349	46,367

Cash flows used in financing activities:
Note repayment	(124,034)	(48,321)

Net cash used in financing activities	(124,034)	(48,321)

Net increase (decrease) in cash and cash equivalents	107,315	(1,954)

Cash and cash equivalents at beginning of period	173,521	145,790

Cash and cash equivalents at end of period	$280,836	143,836

Supplemental disclosure of cash flow information -
Cash paid during the period for interest	$70,312	72,507

Supplemental disclosure of non-cash investing and financing information -
In-kind interest income received in the form of securities	$241,843	---

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.

Notes to Unaudited Condensed Financial Statements

_____________________________________________________________________________________________

(1)           Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of MACC Private Equities Inc. (“MACC,” “we” or “us”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for investment companies.  MACC has elected to be treated as a business development company under the Investment Company Act of 1940, as amended.  On February 15, 1995, MACC consummated a plan of reorganization as confirmed by the United States Bankruptcy Court for the Northern District of Iowa on December 28, 1993. As of February 15, 1995, MACC adopted fresh-start reporting resulting in MACC’s assets and liabilities being adjusted to fair values.  Effective April 30, 2008, MACC’s wholly-owned subsidary, MorAmerica Capital Corporation, (“MorAm”), was merged with and into MACC.

The unaudited condensed financial statements included herein have been prepared in accordance with GAAP for interim financial information and instructions to Form 10-Q and Articles 6 and 10 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been omitted, however MACC believes that the disclosures made are adequate to make the information presented not misleading.  The unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of MACC as of and for the year ended September 30, 2009 included in the MACC’s Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”).  The information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.  The results of the interim periods reported are not necessarily indicative of results to be expected for the year.  The balance sheet information as of September 30, 2009 has been derived from the audited balance sheet as of that date, but does not include all disclosures required by GAAP.

Significant Risk and Uncertainties

When global economic conditions are adverse or the global economy is in a recession as it was during fiscal 2009 and the first quarter of fiscal 2010, it is difficult for us to estimate future expected realizable value from investments, the likelihood of our portfolio companies’ ability to meet their financial obligations, including the debentures and related interest payments due to us, and therefore our future expected cash flows.  All of these factors increase uncertainty inherent in management’s estimates and assumptions.  As future events and their effects cannot be determined with precision, particularly those related to the condition of the economy, we believe actual results related to our realization on the sale of investments, collection of loans receivable and interest receivable presently pose our greatest risk and could differ significantly from our current estimates.

(2)	Going Concern Uncertainty and Liquidity

MACC has a negative net change in net assets from operations of $493,532 for the three months ended December 31, 2009 and generated net cash flow from operations of $231,349 to fund our operating activities and financing requirements for the three months ended December 31, 2009 and for ongoing operating expenses. Operating expenses have been funded primarily from the sale of portfolio companies, dividends, interest and other distributions from our portfolio companies and our bank financing.

We continue to have an ongoing need to raise cash from portfolio sales to fund our operations and pay down outstanding debt.  Our efforts to sell certain investments has taken longer than we initially anticipated while performance of the underlying portfolio companies in certain cases has deteriorated.  We believe our ability to liquidate positions had been adversely affected by credit conditions and the downturn in the financial markets and the global economy.  In addition, our Note Payable with Cedar Rapids Bank & Trust Company (“CRB&T”) with a balance of $4,494,625 as of December 31, 2009 is due and payable March 31, 2010 (“Note Payable”).  We will need to either extend the due date on the current Note Payable or consider additional sources of financing and additional sales of investments in order to meet the current payment and operating requirements.  We are in active discussions with CRB&T about extension of the maturity of our Note Payable.  No assurance can be given that we will be successful in our efforts to extend the current financing arrangement or raise additional funding in the near term and accordingly these facts raise substantial doubt about our future ability to continue as a going concern.

In addition to seeking additional cash through future sales of portfolio securities, we expect to amend our rights offering registration statement currently on file with the SEC in the near future and thereafter to commence a rights offering to raise funds for operating purposes and to begin our new strategy of investing in highly liquid public securities qualified for BDC investment.  Further, we believe that future capital raises will be necessary and we are exploring those options.  We expect the attractiveness of our new investment strategy, combined with the underlying value of MACC’s current portfolio, will make additional capital raises possible in the future.  At our next annual meeting, we also expect to seek approval from our shareholders for authority to issue shares at less than net asset value.

Absent financing amendments to the current Note Payable or additional sources of financing, current working capital and cash will not be adequate for operations at their current levels. If such efforts are not successful, we may need to liquidate our current investment portfolio, to the extent possible which could result in significant realized losses due to the current economic conditions.  We continue to review our investment portfolio and evaluate potential exit opportunities at the maximum return on our initial investment.  In light of challenging market conditions, however, the Board will continue to review alternatives, including seeking shareholder approval to liquidate, should additional capital raising prospects prove unlikely or inadequate to effectively execute on the new strategy.

 (3)           Critical Accounting Policies

Investments

       Investments in securities that are traded in the over-the-counter market or on a stock exchange are valued by taking the end of day close price (or bid price in the case of over-the-counter equity securities) for the valuation date.  Restricted and other securities for which quotations are not readily available are valued at fair value as determined by the Board of Directors.  Among the factors considered in determining the fair value of investments are the cost of the investment; developments, including recent financing transactions, since the acquisition of the investment; financial condition and operating results of the investee; the long-term potential of the business of the investee; market interest rates for similar debt securities; overall market conditions and other factors generally pertinent to the valuation of investments.  The Board of Directors has considered the current illiquid credit market conditions, and the risks and uncertainties associated with those conditions in determining the values of our portfolio securities.  Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.
In the valuation process, we use financial information received monthly, quarterly, and annually from our portfolio companies which includes both audited and unaudited financial statements.  This information is used to assist in assessing financial condition, performance, and valuation of the portfolio investments.

Realization of the carrying value of investments is subject to future developments.  Investment transactions are recorded on the trade date and identified cost is used to determine realized gains and losses.  Under the provisions of authoritative guidance, the fair value of loans and investments in portfolio securities on February 15, 1995, MACC’s fresh-start date, is considered the cost basis for financial statement purposes.

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

 (4)                 Recent Accounting Pronouncements

      In September 2006, FASB issued authoritative guidance for fair value measurements and disclosures which defines fair value, establishes a framework for measuring fair value and expands disclosures related to assets and liabilities measured at fair value. In February 2008, the FASB issued additional authoritative guidance for fair value measurements which delayed the effective date of the authoritative guidance for fair value measurements to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted the provisions of the authoritative guidance for fair value measurements on January 1, 2008 with the exception of the application of the guidance to non-recurring nonfinancial assets and nonfinancial liabilities which we adopted on October 1, 2009. Our disclosures on the use of fair value measurements for our nonfinancial assets and liabilities are included in Note 5 “Fair Value Measurements”.

          In April 2009, the FASB issued authoritative guidance for fair value measurements and disclosures. This guidance provides companies with guidelines on how to determine fair value measurements when the volume and level of activity for an asset or liability have significantly decreased and how to identify transactions that are not orderly. This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this guidance for the quarter ended June 30, 2009, which did not have any impact on our financial statements included in this report.

     In September 2009, the FASB issued authoritative guidance that allows investors to use net asset value (NAV) as a practical expedient to estimate fair value of investments that do not have readily determinable fair values, including investees that have attributes of investment companies, report net asset value or its equivalent to their investors, and calculate net asset value or its equivalent consistent with the measurement principles of the AICPA Investment Companies Guide.  The practical expedient cannot be used for investments that have a readily determinable fair value.  New disclosures of the attributes of all investments within the scope of the new guidance is required regardless of whether the entity; used the practical expedient to measure the fair value of any of its investments. This guidance is effective for interim and annual periods ending after December 15, 2009.  We adopted this guidance for the quarter ended December 31, 2009, which did not have any impact on our financial statements in this report.

     In January 2010, the FASB issued authoritative guidance that requires reporting entities to make new disclosures about recurring and non recurring fair-value measurements including significant transfers into and out of Level I and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in fiscal years beginning after December 15, 2009 and December 15, 2010.  We are currently evaluating the impact of adopting this standard on MACC’s financial position and results of operations.

 (5)           Fair Value Measurements

           Investments

       MACC adopted guidance for fair value measurements on October 1, 2008.  In part, this guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value.  The guidance establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

All of MACC’s investments at December 31, 2009 were classified and disclosed under the Level III category.  Investments are stated at fair value as determined by the Board of Directors according to the procedures of MACC’s Valuation Policy.  Securities are valued individually and in the aggregate as of the end of each quarter of each fiscal year and as of the end of each fiscal year.  Interest-bearing securities are valued in an amount not greater than cost, with adjustments to their carrying value made to reflect changes in interest rates.  Loan valuation determinations take into account portfolio companies’ financial condition, outlook, payment histories and other factors.  Equity security valuations take into account the following factors, among others: the portfolio company’s performance, the prospects of a portfolio company’s future equity financing and the character of participants in such financing, and the utilization of various financial measures, including cash flow multiples, as appropriate.  If a portfolio company appears likely to discontinue operations, a liquidation valuation technique may be employed.  The Board of Directors also considers credit market conditions, and the risks and uncertainties associated with those conditions in determining the values of its portfolio securities.  Valuations established by the Board of Directors are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of portfolio assets, and these favorable or unfavorable differences could be material.

The following table presents the investments at fair value as of December 31, 2009 by type of investment:

Fair Value Based on	Corporate Private Debt	Corporate Private Equity (1)	Total

Investment Level III	$ 6,990,213	$ 4,339,688	100%
(1) represents $2,557,910 in preferred shares; $817,888 in common shares; and $963,890 in membership interests.

The following table provides a rollforward in the changes in fair value during the three-months ending December 31, 2009 for all investments which MACC has determined using unobservable (Level III) factors.

For the three months ended December 31, 2009		Total

Balance, September 30, 2009		$11,775,272
Purchases (Debt Repayment)
Detroit Tool Metal Products Co.	33,342
Magnum Systems, Inc.	(143,541)
Portrait Displays, Inc.	(11,501)
Total Purchases (Debt Repayment)		(121,700)
Unrealized Gain (Loss)
Aviation Manufacturing Group, LLC	192,500
Feed Management Systems, Inc.	(441,136)
Linton Truss Corporation	(75,035)
Total Unrealized Gain (Loss)		(323,671)
Balance, December 31, 2009		$11,329,901
The amount of total gains (losses) for the period included on the statement of operations attributable to changes in unrealized gains/losses relating to investments still held at the reporting date		(323,671)

Total unrealized gains and losses recorded for Level III investments are reported in Net Change in Unrealized Loss in the Statements of Operations.

(6)           Note Payable

MACC has a term loan in the amount of $4,494,625 with CRB&T as of December 31, 2009.  This note is a variable interest rate note secured by a Security Agreement, Commercial Pledge Agreement and a Master Business Loan Agreement.  The interest rate fluctuates daily and is the greater of the Wall Street Journal prime rate plus 0.5%, or 6%.  The interest rate on the note at December 31, 2009 was 6.0%.  The note has a stated maturity of March 31, 2010. The note is secured by all of MACC’s assets and MACC is required to apply 80% of all cash proceeds received on the sale or liquidation of investments to pay down any amounts outstanding.  As discussed in Note 2, MACC will need to either extend the due date on the current Note Payable or consider additional sources of financing and additional sales of investments in order to meet the current payment and operating requirements.  MACC is in active discussions with CRB&T with respect to extending the Note Payable maturity date.  No assurance can be given that we will be successful in our efforts to extend the current financing arrangement or raise additional funding in the near term.

(8)           Subsequent Events

The Company evaluated all events that have occurred subsequent to December 31, 2009 through the date of the filing of this Form 10-Q on February 16, 2010.  There were no subsequent events.

(9)           Financial Highlights (Unaudited)

		For the three months ended December 31, 2009	For the three months ended December 31, 2008

Per Share Operating Performance (For a share of capital stock outstanding throughout the period): Net asset value, beginning of period		$3.17	4.23

Expense from investment operations:
Investment income (expense), net		(0.07)	(0.03)
Net realized and unrealized (loss)
gain on investment transactions		(0.13)	0.11
Total from investment operations		(0.20)	0.08

Net asset value, end of period		$2.97	4.31
Closing bid price		$0.55	0.52

		For the three months ended December 31, 2009	For the three months ended December 31, 2008

Total return
Net asset value basis	%	(6.32)	1.79
Market price basis	%	(31.25)	(62.86)

Net asset value, end of period (in thousands)		$7,316	10,622

Ratio to weighted average net assets:
Investment expense, net	%	(2.20)	(0.79)
Operating and income tax expense	%	3.41	2.82

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

MACC   PRIVATE EQUITIES INC.
S             SCHEDULE OF INVESTMENTS (UNAUDITED)
                DECEMBER 31, 2009

Manufacturing:
Company	Security	Percent of Net assets	Value	Cost (d)

Aviation Manufacturing Group, LLC (a)	14% debt security, due October 1, 2010 (c)		616,000	616,000
Yankton, South Dakota	154,000 units preferred		154,000	154,000
Manufacturer of flight critical parts for airplanes	Membership interest 14% note, due October 1, 2010		963,539 77,000	39 77,000
			1,810,539	847,039

Detroit Tool Metal Products Co. (a)(f)	12% debt security, due April 26, 2010 (c)		1,371,508	1,912,087
Lebanon, Missouri	19,853.94 shares Series A preferred (c)		---	195,231
Metal stamping	7,887.17 shares common (c)		---	126,742
	8% debt security, due April 26, 2010 (c)		33,342	33,342
			1,404,850	2,267,402

Handy Industries, LLC (a)	1,015.79 units Class A1 preferred (c)		67,042	269,093
Marshalltown, Iowa
Manufacturer of lifts for motorcycles, trucks and
Industrial metal products

Linton Truss Corporation	542.8 common shares (c)		----	----
Delray Beach, Florida	400 shares Series 1 preferred (c)		1	40,000
Manufacturer of residential roof and	3,411.88 common shares (c)		---	36
floor truss systems			1	40,036

M.A. Gedney Company (a)	648,783 shares preferred (c)		---	1,450,601
Chaska, Minnesota	12% debt security, due June 30, 2012 (c)		1	76,000
Pickle processor	Warrant to purchase 83,573 preferred shares (c)		---	---
			1	1,526,601

Magnum Systems, Inc. (a)	12% debt security, due November 1, 2011		430,622	430,622
Parsons, Kansas	48,038 common shares (c)		48,038	48,038
Manufacturer of industrial bagging equipment	292,800 shares preferred (c) Warrant to purchase 56,529 common shares (c)		304,512 330,565	304,512 565
			1,113,737	783,737

Pratt-Read Corporation (a)(e)	13,889 shares Series A preferred (c)		---	750,000
Bridgeport, Connecticut	7,718 shares Series A preferred (c)		---	416,667
Manufacturer of screwdriver shafts and handles and other hand tools	13% debt security, due January 7, 2009 (c) Warrants to purchase common shares (c)		1 ----	277,800 ----
			1	1,444,467

MACC   PRIVATE EQUITIES INC.
               SCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED)
               DECEMBER 31, 2009

Manufacturing Continued: Company	Security	Percent of Net assets	Value	Cost (d)

Spectrum Products, LLC (b)	13% debt security, due January 1, 2011 (c)		1,077,649	1,077,649
Missoula, Montana	385,000 units Series A preferred (c)		385,000	385,000
Manufacturer of equipment for the	Membership interest (c)		351	351
swimming pool industry	35,073.50 units Class B preferred (c)		47,355	47,355
			1,510,355	1,510,355

Superior Holding, Inc. (a)	6% debt security, due April 1, 2010(c)		568,727	780,000
Wichita, Kansas	Warrant to purchase 11,143 common shares (c)		1	1
Manufacturer of industrial and	6% debt security, due April 1, 2010(c)		221,000	221,000
commercial boilers and shower	121,457 common shares (c)		---	121,457
doors, frames and enclosures	6% debt security, due April 1, 2010(c)		308,880	308,880
	312,000 common shares (c)		---	3,120
	19% debt security, due April 1, 2010		39,000	39,000
			1,137,608	1,473,458

Total manufacturing		62%	7,044,134	10,162,188

Service:

Monitronics International, Inc.	73,214 common shares (c)		439,284	54,703
Dallas, Texas
Provides home security systems monitoring services

Morgan Ohare, Inc. (b)	0% debt security, due January 1, 2011 (c)		900,000	1,125,000
Addison, Illinois	10% debt security, due January 1, 2011		191,666	239,583
Fastener plating and heat treating	57 common shares (c)		1	1
			1,091,667	1,364,584

SMWC Acquisition Co., Inc. (a)	13% debt security due September 30, 2011		68,750	68,750
Kansas City, Missouri	12% debt security due September 30, 2011		412,500	412,500
Steel warehouse distribution and			481,250	481,250
Processing

Total Service		18%	2,012,201	1,900,537

MACC PRIVATE EQUITIES INC.
                SCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED)
                DECEMBER 31, 2009

Service Continued: Company	Security	Percent of Net assets	Value	Cost (d)

Technology and Communications:

Feed Management Systems, Inc. (a)	540,551 common shares (c)		925,691	1,327,186
Brooklyn Center, Minnesota	674,309 shares Series A preferred (c)		674,309	674,309
Batch feed software and systems			1,600,000	2,001,495
And B2B internet services

Portrait Displays, Inc.	10% debt security, due April 1, 2012		673,566	673,566
Pleasanton, California	Warrant to purchase 39,400 common shares (c)		---	---
Designs and markets pivot			673,566	673,566
enabling software for LCD
computer monitors

Total technology and communications		20%	2,273,566	2,675,061

			$11,329,901	14,737,786

(a)
Affiliated company.  Represents ownership of greater than 5% to 25% of the outstanding voting securities of the issuer, and is or was an affiliate of MACC as defined in the Investment Company Act of 1940 at or during the period ended December 31, 2009.

(b)
Controlled company.  Represents ownership of greater than 25% of the outstanding voting securities of the issuer, and is or was a controlled affiliate of MACC as defined in the Investment Company Act of 1940 at or during the period ended December 31, 2009.

(c)	Presently non-income producing.

(d)	For all debt securities presented, the cost is equal to the principal balance.

(e)	Company is in bankruptcy.

(f)
During the three month period ended December 31, 2009, the 12% debt security held with Detroit Tool Metal Products Co. was restructured and extended.  As part of this restructuring previously accrued and unpaid interest in the amount of $439,314 has been added to the principal.  As consideration for the restructuring $101,265 was also added to the principal debt due to MACC, representing interest and penalty fees in exchange for the restructuring.  MACC is currently working with the Company to restructure the terms of the debt security.

(

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

This section of the Quarterly Report on Form 10-Q for MACC Private Equities Inc. (“MACC” or “we” or “us”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by MACC’s management, other than statements of historical fact, are forward-looking statements.  These forward-looking statements are based on current management expectations that involve substantial risks and uncertainties that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements.  Forward-looking statements relate to future events or our future financial performance.  We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “targets,” “potential,” and “continue,” or the negative of these terms, or other similar words.  Examples of forward-looking statements contained in this Quarterly Report on Form 10-Q include statements regarding MACC’s:

•	ability to continue as a going concern;
•	future financial and operating results;
•	business strategies, prospects and prospects of its portfolio companies;
•	ability to operate as a business development company;
•	regulatory structure;
•	adequacy of cash resources and working capital;
•	projected costs;
•	competitive positions;
•	management’s plans and objectives for future operations; and
•	industry trends.

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

First Quarter Ended December 31, 2009 Compared to First Quarter Ended December 31, 2008

	For the three months ended December 31,
	2009	2008	Change

Total investment income	$93,191	211,379	(118,188)
Total operating expenses	(263,052)	(293,399)	30,347

Investment expense, net	(169,861)	(82,020)	(87,841)

Net realized (loss) gain on investments	---	---	---
Net change in unrealized appreciation/ depreciation on investments and other assets	(323,671)	269,100	(592,771)

Net (loss) gain on investments	(323,671)	269,100	(592,771)

Net change in net assets from operations	$(493,532)	187,080	(680,612)

Net asset value per share:
Beginning of period	$3.17	4.23

End of period	$2.97	4.31

Total Investment Income

During the current fiscal year first quarter, total investment income was $93,191, a decrease of $118,188, or 56%, from total investment income of $211,379 for the prior year first quarter.  In the current year first quarter as compared to the prior year first quarter, interest income decreased $51,196, or 50%, and dividend income decreased $66,992, or 61%.  The decrease in interest income is the net result of (i) repayments of principal on debt portfolio securities issued to us by three portfolio companies, thereby decreasing interest income, (ii) an increase in interest income due to one follow-on debt portfolio security investment, (iii) an increase due to one debt portfolio security paying interest for the year which was on non-accrual of interest status, (iv) a decrease in interest income on one debt portfolio security which has been placed on non-accrual of interest status.  In the both current year first quarter and the prior year first quarter, MACC received a dividend on one existing portfolio investment, however the current year dividend was smaller.    MACC anticipates that its dividend income will continue to decrease in future periods.

Net Operating Expenses

Net operating expenses for the first quarter of the current year were $263,052, a decrease of $30,347 or 10%, as compared to net operating expenses for the prior year first quarter of $293,399.  Interest expense decreased $5,511 or 7%, in the current year first quarter due to a combination of the decrease in the interest rate and principal balance of the Note Payable to Cedar Rapids Bank & Trust Company as discussed below under Going Concern Uncertainty, Financial Condition, Liquidity and Capital Resources.

Management fees decreased $43,877, or 59%, in the current year first quarter due to the investment adviser, Eudaimonia Asset Management, LLC (“EAM”), having voluntarily waived its management fee of 1% of net assets , effective in May 2009, for an indefinite period.  The remaining 1% of the management fee continues to be paid to our subadviser, InvestAmerica Investment Advisors, Inc. (“InvestAmerica”).  Professional fees increased $33,737, or 59%, in the current year first quarter as compared to the prior year first quarter. The increase is primarily related to the legal costs incurred in the exploration of capital raising options.  Other expenses decreased $14,696, or 17%, in the current year first quarter as compared to the prior year first quarter.  The decrease in other expenses is a result of a decrease in Directors and Officers insurance expense and shareholder expenses.

Investment Expense, Net

For the current year first quarter, MACC recorded investment expense, net of $169,861, as compared to investment expense, net of $82,020 during the prior year first quarter, a decrease of $87,841, or 107%.  The decrease in investment expense, net is primarily the result of the decrease in interest income.

Net Realized Gain/(Loss) on Investments

During the current year first quarter and the prior year first quarter, we had no net realized gain or loss on investments.  Management does not attempt to maintain a comparable level of realized gains quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities.  Under the Investment Advisory Agreement, the Investment Adviser is entitled to be paid an incentive fee, which is calculated as a percentage of the excess of our realized gains in a particular period, over the sum of net realized losses, unrealized depreciation, and operating losses during the same period. As a result, the timing of realized gains, realized losses and unrealized depreciation can have an effect on the amount of the incentive fee payable to the Investment Adviser under the Advisory Agreement.

Effective April 29, 2008, MACC entered into an investment advisory agreement (the “EAM Advisory Agreement”) with EAM.  Under the EAM Advisory Agreement, EAM earns an incentive fee which is calculated as percentage of the excess of our realized gains in a particular period, over the sum of net realized losses and unrealized depreciation during the same period.  As a result, the timing of realized gains, realized losses and unrealized depreciation can have an effect on the amount of the incentive fee payable to EAM under the EAM Advisory Agreement.

Also Effective April, 29, 2008, MACC and EAM entered into an Investment Subadvisory Agreement (the “Subadvisory Agreement”) with InvestAmerica, pursuant to which InvestAmerica continues to manage our portfolio of investments which existed on the effective date of the Subadvisory Agreement (the “Existing Portfolio”).  Under the terms of the Subadvisory Agreement, EAM pays InvestAmerica an incentive fee based on a portion of the incentive fees paid to EAM by us under the EAM Advisory Agreement attributable to the Existing Portfolio.

Net Change in Unrealized Appreciation/Depreciation of Investments

Net change in unrealized appreciation/depreciation on investments represents the change for the period in the unrealized appreciation, net of unrealized depreciation, on our total investment portfolio based on the valuation method described under “Critical Accounting Policy”.

We recorded a net change in unrealized appreciation/depreciation on investments of ($323,671) during the current year first quarter, as compared to $269,100 during the prior year first quarter.  This net change resulted from:

●
No unrealized appreciation in the fair value of portfolio companies during the current year first quarter, as compared to unrealized appreciation in the fair value of two portfolio companies totaling $334,050 during the prior year first quarter.

●
Reversal of unrealized appreciation in the fair value of two portfolio companies totaling $74,641 during the current year first quarter, as compared to no reversal of unrealized appreciation during the prior year first quarter.

●
Unrealized depreciation in the fair value of two portfolio companies totaling $441,530 during the current year first quarter, as compared to unrealized depreciation in the fair value of two portfolio companies of $64,950 during the prior year first quarter.

●
Reversal of unrealized depreciation of $192,500 in one portfolio companies during the current year first quarter, as compared to no reversals of unrealized depreciation in the prior year first quarter.

Net Change in Net Assets from Operations

We experienced a decrease of $493,532 in net assets for the first quarter of fiscal year 2010, and the resulting net asset value per share was $2.97 as of December 31, 2009, as compared to $3.17 as of September 30, 2009.  The decrease in net asset value during the first quarter ended December 31, 2009 was primarily the result of the net change in unrealized depreciation on investments, as described above.

As of December 31, 2009, we had three portfolio investments valued at cost, had recorded unrealized appreciation on three portfolio investments, and have recorded unrealized depreciation on eight portfolio investments.  Quarterly valuations can be affected by a portfolio company’s short term performance that results in increases or decreases in unrealized depreciation and unrealized appreciation for the quarter.  Changes in the fair value of a portfolio security may or may not be indicative of the long term performance of the portfolio company.

Although we are not currently making investments in new portfolio companies (but may periodically make follow-on investments in the Existing Portfolio), as previously announced, our investment strategy under the EAM Advisory Agreement going forward is to make new equity investments in small-cap and micro-cap companies which qualify for investment by business development companies (“BDCs”) under the 1940 Act when we have capital available.  Under the Subadvisory Agreement, InvestAmerica will continue to oversee the Existing Portfolio.  We will continue to prudently sell the Existing Portfolio investments and use the resulting proceeds to pay down the Note Payable, as further described below.   The ability to exit the Existing Portfolio investments is affected by company performance and external factors unrelated to the portfolio companies.  These factors include available credit, health of the markets in which our portfolio companies operate, inflationary expectations and pressures, commodity prices, and the general state of the economy.

We have initiated the process to raise additional capital by filing a registration statement to effect a rights offering, which was approved by shareholder vote on April 28, 2008, which we anticipate effecting in the coming quarter and hope to yield near $1 million in new capital.  We further believe that future capital raises will be necessary and that they should be done at prices that are not excessively dilutive to current shareholders.

Going Concern Uncertainty, Financial Condition, Liquidity and Capital Resources

Global capital markets entered into a period of significant disruption in 2008, as evidenced by a lack of liquidity in debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk and the failure of major financial institutions.  Despite actions of the United States federal government and foreign governments, these events have contributed to difficult economic conditions that are materially and adversely impacting the broader financial and credit markets and have significantly reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular.  These conditions could continue for a prolonged period of time or worsen in the future.  While these conditions persist, we and other companies in the financial services sector may need, or may choose to access alternative markets for debt and equity capital which may only be available at a higher cost, and or on less favorable terms and conditions.  Conversely, our portfolio companies may not be able to service or refinance their debt which could materially and adversely affect our financial condition as we would experience reduced income or even losses. The inability to raise capital and the risk of portfolio company defaults may have a negative effect on our business, financial condition and results of operations.

As of December 31, 2009, our cash and money market accounts totaled $280,836.  MACC has a note payable (“Note Payable”) with Cedar Rapids Bank & Trust Company (“CRB&T”) in the amount of $4,494,625 at December 31, 2009 that is due and payable March 31, 2010.  MACC will need to either extend the due date on the current Note Payable or consider additional sources of financing and additional sales of investments in order to meet current payment and operating requirements.  No assurance can be given that MACC will be successful in its efforts to extend its current financing arrangement or raise additional funding in the near term and accordingly these facts raise substantial doubt about MACC’s ability to continue as a going concern.

MACC continues to seek additional cash through future sales of portfolio equity and debt securities and from other financing arrangements.  The efforts to sell certain investments have taken longer than initially anticipated while performance of the underlying portfolio companies in certain cases has deteriorated.  The ability to liquidate positions had been adversely affected by credit conditions and the downturn in the financial markets and the global economy.  Absent financing amendments to the current Note Payable or additional sources of financing, current working capital and cash will not be adequate for operations at their current levels.  MACC is in active discussions with CRB&T about extension of the maturity of the Note Payable.  No assurance can be given that the extension will be granted by CRB&T or that another financing arrangement or raise of additional funding in the near term will be successful.  If such efforts are not successful, MACC may need to liquidate its current investment portfolio, to the extent possible, which could result in significant realized losses due to the current economic conditions.  MACC continues to review its current investment portfolio and evaluate potential exit opportunities at the maximum return on initial investment.

The following table shows our significant contractual obligations for the repayment of the Note Payable and other contractual obligations as of December 31, 2009:

Payments due by period

Contractual Obligations
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Note Payable	$4,494,625	4,494,625	---	---	---

Incentive Fees Payable	$16,361	16,361	---	---	---

Although we believe we will be able to refinance the term loan, failure to do so or find alternative financing could pose significant financial risks to MACC given the relative illiquid nature of the Existing Portfolio.  In addition, we anticipate that our current cash and money market accounts will not be adequate enough to fund our cash flow short-fall from operations during fiscal 2010.  We will need to liquidate portfolio assets to fund the operating cash short-fall.  Although management believes we will be able liquidate portfolio assets sufficient to provide funds for MACC to meet its fiscal year 2010 anticipated cash requirements, there can be no assurance that MACC’s cash flows from portfolio sales, operations or cash requirements will be as projected.

MACC expects to amend its rights offering registration statement currently on file with the SEC in the near future and thereafter to commence a rights offering to raise funds for operating purposes and to being the new strategy of investing in highly liquid public securities qualified for BDC investment.  Further, MACC believes that future capital raises will be necessary.  MACC believes that the attractiveness of the new investment strategy, combined with the underlying value of the Existing Portfolio will make additional capital raises possible in the future.  At the next annual meeting MACC expects to seek shareholder approval for authority to issue shares at less than net asset value.

Portfolio Activity

With respect to the Existing Portfolio, we have invested in and lended to businesses through investments in subordinated debt (generally with detachable equity warrants), preferred stock and common stock.  We, however, are not currently making investments in new portfolio companies.  As of December 31, 2009, certain debt investments have or were near expiration.  Since the quarter end, we have either restructured or continue to work toward restructuring these investments.  The total portfolio value of our investments in illiquid securities was $11,329,901 at December 31, 2009 and $11,775,272 at September 30, 2009.  During the three months ended December 31, 2009, we made one follow-on investment in the amount of $33,342 in an existing portfolio company.

With respect to the Existing Portfolio, we have frequently co-invested with other funds managed by InvestAmerica.  All of the $33,342 invested during the current quarter ended December 31, 2009 represented co-investments with another fund managed by InvestAmerica.  When we make any co-investment with these related funds, we follow certain procedures consistent with orders of the SEC for related party co-investments to mitigate conflict of interest issues.

Critical Accounting Policy

In September 2006, the FASB issued authoritative guidance for fair value measurements and disclosures which defines fair value, establishes a framework for measuring fair value and expands disclosures related to assets and liabilities measured at fair value. In February 2008, the FASB issued additional authoritative guidance for fair value measurements which delayed the effective date of the authoritative guidance for fair value measurements to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancail liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  We adopted the provisions of the authoritative guidance for fair value measurements on January 1, 2008 with the exception of the application of the guidance to nonrecurring non financial assets and nonfinancial liabilities which we adopted  on October 1, 2009.

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

We are subject to market risk from changes in market prices of publicly-traded equity securities held from time to time in our investment portfolio.  At December 31, 2009, we had no publicly-traded equity securities in the Existing Portfolio, but, as noted elsewhere, we intend to pursue an investment strategy consisting of new equity investments in very small public companies that qualify for investment by BDCs under the 1940 Act, to the extent we are able to raise additional capital.

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

Recent market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity.  The economic downturn may also continue to decrease the value of collateral securing the Note Payable, as well as the value of our equity investments.  For the three months ended December 31, 2009, we recorded net unrealized depreciation on our portfolio of investments of $323,671, which was attributable to the decrease in fair value of our portfolio.  We may continue to see further decreases in the value of our portfolio in the event that the economic downturn continues and the general illiquidity of capital markets continues.

We are also subject to financial market risks from changes in market interest rates.  We currently have a outstanding Note Payable with a variable interest rate that is based on an independent index.  Therefore, general interest rate fluctuations may have a materially adverse effect on our investment expense.

We are also subject to financial market risk from the short term nature of our credit facilities in combination with current market conditions and the relatively illiquid nature of our Existing Portfolio.  Our Note Payable is due March 31, 2010.  Given the currently challenging market environment as discussed elsewhere, we may have difficultly refinancing the Note Payable, or finding alternative sources of financing.  Failure to refinance the Note Payable could result in significant financial difficulties for us including the seizure and sale of Existing Portfolio assets at prices which would likely be as prices significantly less than fair value.  Further, the cost of financing could be significantly more costly which could have a material impact on our financial condition.

Item 4T.	Controls and Procedures

As of the end of the period covered by this report, in accordance with Item 307 of Regulation S-K promulgated under the 1933 Act, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) have conducted evaluations of our disclosure controls and procedures.  As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Certifying Officers have reviewed our disclosure controls and procedures and have concluded that those disclosure controls and procedures were effective as of December 31, 2009.  In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, each of the Certifying Officers has executed an Officer’s Certification included in this Quarterly Report on Form 10-Q.

As of December 31, 2009, there have not been any significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no items to report.

Item 1A.	Risk Factors.

There are no material changes to report from the risk factors disclosed in MACC’s Annual Report on Form 10-K for the year ended September 30, 2009.

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

10.46
Second Amendment to Business Loan Agreement and Security Agreements by and among MACC Private Equities Inc. successor in interest to MorAmerica Capital Corporation and Cedar Rapids Bank and Trust Company dated August 14, 2009.

147	Code of Business Conduct and Ethics

31.1	Section 302 Certification of Travis T. Prentice (President and CEO).

31.2	Section 302 Certification of Derek J. Gaertner (CFO).

32.1	Section 1350 Certification of Travis T. Prentice (President and CEO).

32.2	Section 1350 Certification of Derek J. Gaertner (CFO).

1	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, as filed with the SEC on May 14, 1997.
2	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, as filed with the SEC on August 15, 2005.
3	Incorporated by reference to the Current Report on Form 8-K, as filed with the SEC on October 14, 2008.
4	Incorporated by reference to the Current Report on Form 8-K, as filed with the SEC on May 1, 2008.
5	Incorporated by reference to the Current Report on Form 8-K, as filed with the SEC on September 6, 2007.
6	Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K, as filed with the SEC on December 28, 2009.
7	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, as filed with the SEC on October 14, 2008.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACC PRIVATE EQUITIES INC.

Date: February 16, 2010	By:	/s/ Travis T. Prentice
Travis T. Prentice, President and CEO

Date: February 16, 2010	By:	/s/ Derek J. Gaertner
Derek J. Gaertner, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description	Page

31.1	Section 302 Certification of Travis T. Prentice (CEO)	25

31.2	Section 302 Certification of Derek J. Gaertner (CFO)	26

32.1	Section 1350 Certification of Travis T. Prentice (CEO)	27

32.2	Section 1350 Certification of Derek J. Gaertner (CFO)	28