Form 10-Q
period 2010-03-31
MACC PRIVATE EQUITIES INC
filed 2010-05-17
CIK 923808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At March 1, 2010, the registrant had issued and outstanding 2,464,621 shares of common stock.

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Condensed Balance Sheets at March 31, 2010 and September 30, 2009 (Unaudited).....................................……………………….......................................	1

	Condensed Statements of Operations for the three months and six months ended March 31, 2010 and March 31, 2009 (Unaudited) ……………………………........................................	2

	Condensed Statements of Cash Flows for the three months and six months ended March 31, 2010 and March 31, 2009 (Unaudited)……………………………........................................	3

	Notes to Unaudited Condensed Financial Statements……………………………...................................................................	4

	Schedule of Investments (Unaudited) at March 31, 2010……….……………………………….............................................................................	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations ................................................................................	14

Item 3.	Quantitative and Qualitative Disclosure About Market Risk …………………………………….........................................................	21

Item 4 and 4T.	Controls and Procedures .....................................…………………………..............................................	22

Part II.	OTHER INFORMATION...........................................................................................................................	22

Item 6.	Exhibits ....…………………………..............................................................................................................	23

	Signatures ………………………….............................................................................................................	24

	Certifications …………………………........................................................................................................	See Exhibits 31 and 32

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements

MACC PRIVATE EQUITIES INC.
Condensed Balance Sheets
                                                              (Unaudited)

	March 31, 2010	September 30, 2009

Assets

Cash and cash equivalents	$112,054	173,521
Loans and investments in portfolio securities, at market or fair value:
Unaffiliated companies (cost of $756,484 and $779,807)	968,705	1,199,388
Affiliated companies (cost of $8,023,489 and $10,664,161)	7,294,774	7,973,862
Controlled companies (cost of $2,874,939 and $2,874,939)	2,602,023	2,602,022
Interest receivable	58,681	303,656
Other assets	255,933	264,070

Total assets	$11,292,170	12,516,519

Liabilities and net assets

Liabilities:
Notes payable	4,424,392	4,618,659
Incentive fees payable	16,361	16,361
Accounts payable and other liabilities	148,547	72,111

Total liabilities	4,589,300	4,707,131

Net assets:
Common stock, $.01 par value per share; authorized 10,000,000 shares; issued and outstanding 2,464,621 shares	24,646	24,646
Additional paid-in-capital	6,927,086	10,328,377
Unrealized depreciation on investments	(248,862)	(2,543,635)

Total net assets	6,702,870	7,809,388

Total liabilities and net assets	$11,292,170	12,516,519

Net assets per share	$2.72	3.17

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.
Condensed Statements of Operations
(Unaudited)

	For the three months ended March 31, 2010	For the three months ended March 31, 2009	For the six months ended March 31, 2010	For the six months ended March 31, 2009

Investment income:
Interest
Unaffiliated companies	$16,643	7,843	33,579	15,829
Affiliated companies	53,719	60,152	111,077	146,975
Controlled companies	5,990	5,990	223,980	12,778
Loss on interest receivable	---	---	(241,843)	---
Other	113	35	231	192
Dividends
Affiliated companies	2,310	7,743	44,942	117,367
Other income	---	---	---	---

Total investment income	78,775	81,763	171,966	293,141

Operating expenses:
Interest expenses	67,811	74,962	138,874	151,536
Management fees	28,746	76,321	59,812	151,264
Professional fees	84,996	102,365	175,961	159,558
Other	65,056	66,664	135,014	151,352

Total operating expenses	246,609	320,312	509,661	613,710

Investment expense, net	(167,834)	(238,549)	(337,695)	(320,569)

Realized and unrealized (loss) gain on investments and other assets:
Net realized gain (loss) on investments:
Unaffiliated companies	---	(768,610)	---	(768,610)
Affiliated companies	(3,063,596)	---	(3,063,596)	---
Net change in unrealized appreciation/depreciation on investments	2,618,444	(381,771)	2,294,773	(112,671)

Net loss on investments	(445,152)	(1,150,381)	(768,823)	(881,281)

Net change in net assets from operations	$(612,986)	(1,388,930)	(1,106,518)	(1,201,850)

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the six months ended March 31, 2010	For the six months ended March 31, 2009

Cash flows (used in) from operating activities:
Net change in net assets from operations	$(1,106,518)	(1,201,850)

Adjustments to reconcile net change in net assets from operations to net cash provided by (used in) operating activities:
Net realized and unrealized (gain) loss on investments	739,279	881,281
Proceeds from disposition of and payments on
loans and investments in portfolio securities	242,834	120,459
Purchases of loans and investments in portfolio securities	(72,342)	(105,898)
Change in interest receivable	244,975	469
Change in other assets	8,136	(4,895)
Change in accrued interest, deferred incentive fees payable,
accounts payable and other liabilities	76,436	46,813

Net cash provided by (used in) operating activities	132,800	(263,621)

Cash flows used in financing activities:
Line of credit draws	---	220,000
Note repayment	(194,267)	(94,440)

Net cash (used in) provided by financing activities	(194,267)	125,560

Net decrease in cash and cash equivalents	(61,467)	(138,061)

Cash and cash equivalents at beginning of period	173,521	145,790

Cash and cash equivalents at end of period	$112,054	7,729

Supplemental disclosure of cash flow information -
Cash paid during the period for interest	$137,624	143,402

Supplemental disclosure of non-cash investing and financing information -
In-kind interest income received in the form of securities	$241,843	---

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

The unaudited condensed financial statements included herein have been prepared in accordance with GAAP for interim financial information and instructions to Form 10-Q and Articles 6 and 10 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in annually audited financial statements prepared in accordance with GAAP have been omitted, however MACC believes that the disclosures made are adequate to make the information presented not misleading.  The unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of MACC as of and for the year ended September 30, 2009 included in the MACC’s Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”).  The information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.  The results of the interim periods reported are not necessarily indicative of results to be expected for the year.

Significant Risk and Uncertainties

When global economic conditions are adverse or the global economy is in a recession as it was during fiscal 2009 and the first quarter of fiscal 2010, it is difficult for us to estimate future expected realizable value from investments, the likelihood of our portfolio companies’ ability to meet their financial obligations, including the debentures and related interest payments due to us, and therefore our future expected cash flows.  All of these factors increase uncertainty inherent in management’s estimates and assumptions.  As future events and their effects cannot be determined with precision, particularly those related to the condition of the economy and the performance of the investments, we believe actual results related to our realization on the sale of investments, collection of loans receivable and interest receivable presently pose our greatest risk and could differ significantly from our current estimates.

(2)	Going Concern Uncertainty and Liquidity

MACC has a negative net change in net assets from operations of $1,106,518 for the six months ended March 31, 2010 and generated net cash flow from operations of $132,800 to fund our operating activities and financing requirements for the six months ended March 31, 2010 and for ongoing operating expenses. Operating expenses have been funded primarily from the sale of portfolio companies, dividends, interest and other distributions from our portfolio companies and our bank financing.

We continue to have an ongoing need to raise cash from portfolio sales to fund our operations and pay down outstanding debt.  Our efforts to sell certain investments has taken longer than we initially anticipated while performance of the underlying portfolio companies in certain cases has deteriorated.  We believe our ability to liquidate positions had been adversely affected by credit conditions and the downturn in the financial markets and the global economy.  Our Note Payable with Cedar Rapids Bank & Trust Company (“CRB&T”) with a balance of $4,424,392 as of March 31, 2010 is due and payable January 10, 2011 (“Note Payable”).  Under this agreement, the Company is required to comply with certain financial covenants, including maintaining a minimum liquidity of $500,000, which commences upon the closing of the rights offering discussed below.

In addition to seeking additional cash through future sales of portfolio securities, we have filed our amended rights offering registration statement on April 14, 2010 and are in the process to commence a rights offering to raise funds for operating purposes and to begin our new strategy of investing in highly liquid public securities qualified for BDC investment.

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

 (4)           Recent Accounting Pronouncements

       In January 2010, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that requires reporting entities to make new disclosures about recurring and non recurring fair-value measurements including significant transfers into and out of Level I and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in annual and interim reporting periods beginning after December 15, 2009.  We are currently evaluating the impact of adopting this standard on MACC’s financial position and results of operations.

 (5)           Fair Value Measurements

           Investments

       MACC follows the FASB for guidance on fair value measurements.  In part, this guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value.  The guidance establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

All of MACC’s investments at March 31, 2010 were classified and disclosed under the Level III category.  Investments are stated at fair value as determined by the Board of Directors according to the procedures of MACC’s Valuation Policy.  Securities are valued individually and in the aggregate as of the end of each quarter of each fiscal year and as of the end of each fiscal year.  Interest-bearing securities are carried at the approximate amount of fair value.   Loan valuation determinations take into account portfolio companies’ financial condition, outlook, payment histories and other factors.  Equity security valuations take into account the following factors, among others: the portfolio company’s performance, the prospects of a portfolio company’s future equity financing and the character of participants in such financing, and the utilization of various financial measures, including cash flow multiples, as appropriate.  If a portfolio company appears likely to discontinue operations, a liquidation valuation technique may be employed.  The Board of Directors also considers credit market conditions, and the risks and uncertainties associated with those conditions in determining the values of its portfolio securities.  Valuations established by the Board of Directors are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of portfolio assets, and these favorable or unfavorable differences could be material.

The following tables present the investments at fair value as of March 31, 2010 and September 30, 2009 by type of investment:

	Fair Value Measurement as of March 31, 2010
Fair Value Based on	Corporate Private Debt	Corporate Private Equity (1)	Total

Investment Level III	$ 6,123,815	$ 4,741,687	100%

(1) represents $1,855,972 in preferred shares; $1,943,579 in common shares; and $942,136 in membership interests.

	Fair Value Measurement as of September 30, 2009
Fair Value Based on	Corporate Private Debt	Corporate Private Equity (1)	Total

Investment Level III	$ 7,111,912	$ 4,663,360	100%

(1) represents $3,074,045 in preferred shares; $817,925 in common shares; and $771,390 in membership interests.

 The following tables provide a rollforward in the changes in fair value for the three month and six month periods ending March 31, 2010 and 2009 for all investments which MACC has determined using unobservable (Level III) factors.

For the three months ended March 31, 2010		Total

Balance, December 31, 2009		$11,329,901
Purchases (Debt Repayment)
M.A. Gedney Company	(76,000)
Portrait Displays, Inc.	(11,791)
SMWC Acquisition Co., Inc.	29,544
Superior Holding, Inc.	39,000
Total Purchases (Debt Repayment)		(19,247)
Unrealized Gain (Loss)
Aviation Manufacturing Group, LLC	(21,754)
Handy Industries, LLC	(67,041)
M.A. Gedney Company	75,999
Magnum Systems, Inc.	200,000
Portrait Display, Inc.	(132,355)
Pratt-Read Corporation	(1)
Superior Holding, Inc.	(500,000)
Total Unrealized Gain (Loss)		(445,152)
Balance, March 31, 2010		$10,865,502

The amount of total gains (losses) for the period included on the statement of operations attributable to changes in unrealized gains/losses relating to investments still held at the reporting date		(445,152)
For the three months ended March 31, 2009		Total

Balance, December 31, 2008		$14,732,690
Purchases (Debt Repayment)
Handy Industries, LLC	26,751
Superior Holding, Inc.	39,000
Linton Truss Corporation	20
Morgan Ohare, Inc.	(10,417)
Portrait Displays, Inc.	(7,179)
SMWC Acquisition Co., Inc	(24,475)
Total Purchases (Debt Repayment)		23,700
Realized Loss
Kwik-Way Products, Inc.	(768,610)
Total Realized Loss		(768,610)
Unrealized Gain (Loss)
Kwik-Way Products, Inc.	768,610
Handy Industries, LLC	(244,805)
Pratt-Read Corporation	(905,576)
Total Unrealized Gain (Loss)		(381,771)
Balance, March 31, 2009		$13,606,009
The amount of total gains (losses) for the period included on the statement of operations attributable to changes in unrealized gains/losses relating to investments still held at the reporting date		(1,150,381)
For the six months ended March 31, 2010		Total

Balance, September 30, 2009		$11,775,272
Purchases (Debt Repayment)
Detroit Tool Metal Products Co.	33,342
M.A. Gedney Company	(76,000)
Magnum Systems, Inc.	(143,541)
Portrait Displays, Inc.	(23,292)
SMWC Acquisition Co., Inc.	29,544
Superior Holding, Inc.	39,000
Total Purchases (Debt Repayment)		(140,947)
Unrealized Gain (Loss)
Aviation Manufacturing Group, LLC	170,746
Feed Management Systems, Inc.	(441,136)
Handy Industries, LLC	(67,041)
Linton Truss Corporation	(75,035)
M.A. Gedney Company	75,999
Magnum Systems, Inc.	200,000
Portrait Display, Inc.	(132,355)
Pratt-Read Corporation	(1)
Superior Holding, Inc.	(500,000)

Total Unrealized Gain (Loss)	(768,823)
Balance, March 31, 2010	$10,865,502
The amount of total gains (losses) for the period included on the statement of operations attributable to changes in unrealized gains/losses relating to investments still held at the reporting date	(768,823)

For the six months ended March 31, 2009		Total

Balance, September 30, 2008		$14,501,851
Purchases (Debt Repayment)
Handy Industries, LLC	66,878
Superior Holding, Inc.	39,000
Linton Truss Corporation	20
Portrait Displays, Inc.	(14,217)
Morgan Ohare, Inc.	(57,292)
Superior Holding, Inc.	(48,950)
Total Purchases (Debt Repayment)		(14,561)
Realized Loss
Kwik-Way Products, Inc.	(768,610)
Total Realized Loss		(768,610)
Unrealized Gain (Loss)
Portrait Display, Inc.	324,050
M.A. Gedney Company	10,000
Kwik-Way Products, Inc.	768,610
Handy Industries, LLC	(244,805)
Pratt-Read Corporation	(905,576)
Linton Truss Corporation	(40,000)
Mainstream Data, Inc.	(24,950)
Total Unrealized Gain (Loss)		(112,671)
Balance, March 31, 2009		$13,606,009
The amount of total gains (losses) for the period included on the statement of operations attributable to changes in unrealized gains/losses relating to investments still held at the reporting date		(881,281)
Total unrealized gains and losses recorded for Level III investments are reported in Net Change in Unrealized Loss in the Statements of Operations.

(6)           Note Payable

MACC has a term loan in the amount of $4,424,392 with CRB&T as of March 31, 2010.  This note is a variable interest rate note secured by a Security Agreement, Commercial Pledge Agreement and a Master Business Loan Agreement.  The interest rate fluctuates daily and is the greater of the Wall Street Journal prime rate plus 0.5%, or 6%.  The interest rate on the note at March 31, 2010 was 6.0%.  The note has a stated maturity of January 10, 2011. The note is secured by all of MACC’s assets and MACC is required to apply 80% of all cash proceeds received on the sale or liquidation of investments to pay down any amounts outstanding.  Under this agreement MACC is required to comply with certain financial covenants, including a minimum liquidity of $500,000 which commences upon the closing of the rights offering.  MACC may need to consider additional sources of financing and additional sales of investments in order to meet the current payment and operating requirements.  No assurance can be given that we will be successful in our efforts to raise additional funding in the near term.

(7)           Subsequent Events

As discussed in Note 2, on April 14, 2010 the Company filed a registration statement with the SEC to commence a rights offering to raise funds for operating purposes and to begin our new strategy of investing in highly liquid public securities qualified for BDC investment.  Further, we believe that future capital raises will be necessary and we are exploring those options.  At our next annual meeting, we also expect to seek approval from our shareholders for authority to issue shares at less than net asset value.

The Company evaluated all events that have occurred subsequent to March 31, 2010 through the date of the filing of this Form 10-Q, and besides the above, no subsequent events have occurred requiring disclosure in the Form 10-Q.

(8)           Financial Highlights (Unaudited)
		For the three months ended March 31, 2010	For the three months ended March 31, 2009	For the six months ended March 31, 2010	For the six months ended March 31, 2009

Per Share Operating Performance (For a share of capital stock outstanding throughout the period): Net asset value, beginning of period		$2.97	4.31	3.17	4.23

Expense from investment operations:
Investment expense, net		(0.07)	(0.10)	(0.14)	(0.13)
Net realized and unrealized
loss on investment transactions		(0.18)	(0.46)	(0.31)	(0.35)
Total from investment operations		(0.25)	(0.56)	(0.45)	(0.48)

Net asset value, end of period		$2.72	3.75	2.72	3.75
Closing bid price		$0.69	0.90	0.69	0.90

		For the three months ended March 31, 2010	For the three months ended March 31, 2009	For the six months ended March 31, 2010	For the six months ended March 31, 2009

Total return
Net asset value basis	%	(8.38)	(13.08)	(14.17)	(11.52)
Market price basis	%	25.46	73.08	(13.75)	(35.71)

Net asset value, end of period (in thousands)		$6,703	9,233	6,703	9,233

Ratio to weighted average net assets:
Investment expense, net	%	2.35	(2.27)	4.53	(3.09)
Operating and income tax expense	%	3.45	(3.05)	6.83	(5.91)

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

MACC PRIVATE EQUITIES INC.
SCHEDULE OF INVESTMENTS (UNAUDITED)
MARCH 31, 2010

Manufacturing:
Company	Security	Percent of Net assets	Value	Cost (d)

Aviation Manufacturing Group, LLC (a)	14% debt security, due October 1, 2010		616,000	616,000
Yankton, South Dakota	154,000 units preferred		154,000	154,000
Manufacturer of flight critical parts for airplanes	Membership interest 14% note, due October 1, 2010		941,785 77,000	39 77,000
			1,788,785	847,039

Detroit Tool Metal Products Co. (a)(e)	12% debt security, due April 26, 2010 (c)		1,371,508	1,912,087
Lebanon, Missouri	19,853.94 shares Series A preferred (c)		---	195,231
Metal stamping	7,887.17 shares common (c)		---	126,742
	8% debt security, due April 26, 2010 (c)		33,342	33,342
			1,404,850	2,267,402

Handy Industries, LLC (a)	1,015.79 units Class A1 preferred (c)		1	100,565
Marshalltown, Iowa
Manufacturer of lifts for motorcycles, trucks and
Industrial metal products

Linton Truss Corporation	542.8 common shares (c)		----	----
Delray Beach, Florida	400 shares Series 1 preferred (c)		1	40,000
Manufacturer of residential roof and	3,411.88 common shares (c)		---	36
Floor truss systems			1	40,036

Magnum Systems, Inc. (a)	12% debt security, due November 1, 2011		430,622	430,622
Parsons, Kansas	48,038 common shares (c)		48,038	48,038
Manufacturer of industrial bagging equipment	292,800 shares preferred (c) Warrant to purchase 56,529 common shares (c)		304,512 530,565	304,512 565
			1,313,737	783,737

Spectrum Products, LLC (b)	13% debt security, due January 1, 2011 (c)		1,077,649	1,077,649
Missoula, Montana	385,000 units Series A preferred (c)		385,000	385,000
Manufacturer of equipment for the	Membership interest (c)		351	351
swimming pool industry	35,073.50 units Class B preferred (c)		47,355	47,355
			1,510,355	1,510,355

Superior Holding, Inc. (a)	6% debt security, due April 1, 2010(c)		68,727	780,000
Wichita, Kansas	Warrant to purchase 11,143 common shares (c)		1	1
Manufacturer of industrial and	6% debt security, due April 1, 2010(c)		221,000	221,000
commercial boilers and shower	121,457 common shares (c)		---	121,457
doors, frames and enclosures	6% debt security, due April 1, 2010(c)		308,880	308,880
	312,000 common shares (c)		---	3,120
	12% debt security, due April 1, 2011		39,000	39.000
	12% debt security, due April 1, 2011		39,000	39,000
			676,608	1,512,458

MACC
MACC PRIVATE EQUITIES INC. SCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED) MARCH 31, 2010
Manufacturing Continued: Company	Security	Percent of Net assets	Value	Cost (d)

Total manufacturing		62%	6,694,337	7,061,592

Service:

Monitronics International, Inc.	73,214 common shares (c)		439,284	54,703
Dallas, Texas
Provides home security systems monitoring services

Morgan Ohare, Inc. (b)	0% debt security, due January 1, 2011 (c)		900,000	1,125,000
Addison, Illinois	10% debt security, due January 1, 2011		191,666	239,583
Fastener plating and heat treating	57 common shares (c)		1	1
			1,091,667	1,364,584

SMWC Acquisition Co., Inc. (a)	12% debt security due September 30, 2011		220,000	220,000
Kansas City, Missouri	145,397 shares Series A preferred		290,794	290,794
Steel warehouse distribution and			510,794	510,794
Processing

Total Service		18%	2,041,745	1,930,081

Technology and Communications:

Feed Management Systems, Inc. (a)	540,551 common shares (c)		925,691	1,327,186
Brooklyn Center, Minnesota	674,309 shares Series A preferred (c)		674,309	674,309
Batch feed software and systems			1,600,000	2,001,495
And B2B internet services

Portrait Displays, Inc.	10% debt security, due April 1, 2012		529,420	661,775
Pleasanton, California	Warrant to purchase 39,400 common shares (c)		---	---
Designs and markets pivot			529,420	661,775
enabling software for LCD
computer monitors

Total technology and communications		20%	2,129,420	2,663,270

			$10,865,502	11,654,943

(a)
Affiliated company.  Represents ownership of greater than 5% to 25% of the outstanding voting securities of the issuer, and is or was an affiliate of MACC as defined in the Investment Company Act of 1940 at or during the period ended December 31, 2009.

(b)
Controlled company.  Represents ownership of greater than 25% of the outstanding voting securities of the issuer, and is or was a controlled affiliate of MACC as defined in the Investment Company Act of 1940 at or during the period ended March 31, 2010.

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

(e)

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

This section of the Quarterly Report on Form 10-Q for MACC Private Equities Inc. (“MACC” or “we” or “us”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by MACC’s management, other than statements of historical fact, are forward-looking statements.  These forward-looking statements are based on current management expectations that involve substantial risks and uncertainties that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements.  Forward-looking statements relate to future events or our future financial performance.  We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “targets,” “potential,” and “continue,” or the negative of these terms, or other similar words.  Examples of forward-looking statements contained in this Quarterly Report on Form 10-Q include statements regarding MACC’s:

•	ability to continue as a going concern;
•	future financial and operating results;
•	business strategies, prospects and prospects of its portfolio companies;
•	ability to operate as a business development company;
•	regulatory structure;
•	adequacy of cash resources and working capital;
•	projected costs;
•	competitive positions;
•	management’s plans and objectives for future operations;
•	industry trends; and
•	ability to exit the currently held investments

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

Second Quarter Ended March 31, 2010 Compared to Second Quarter Ended March 31, 2009

	For the three months ended March 31,
	2010	2009	Change

Total investment income	$78,775	81,763	(2,988)
Total operating expenses	(246,609)	(320,312)	73,703

Investment expense, net	(167,834)	(238,549)	70,715

Net realized (loss) gain on investments	(3,063,596)	(768,610)	(2,294,986)
Net change in unrealized appreciation/ depreciation on investments and other assets	2,618,444	(381,771)	3,000,215

Net loss on investments	(445,152)	(1,150,381)	705,229

Net change in net assets from operations	$(612,986)	(1,388,930)	775,944

Net asset value per share:
Beginning of period	$2.97	4.31

End of period	$2.72	3.75

Total Investment Income

During the current fiscal year second quarter, total investment income was $78,775, a decrease of $2,988, or 4%, from total investment income of $81,763 for the prior year second quarter.  In the current year second quarter as compared to the prior year second quarter, interest income increased $2,445 or 3%, and dividend income decreased $5,433, or 70%.  The increase in interest income is the net result of (i) an increase in interest income due to one follow-on debt portfolio security investment, (ii) an increase due to one debt portfolio security paying interest which was on non-accrual of interest status, (iii) a decrease due to repayments of principal on debt portfolio securities issued to us by three portfolio companies, and (iv) a decrease in interest income on one debt portfolio security which has been written off in the current year second quarter.  In the both current year second quarter and the prior year second quarter, MACC received a dividend on one existing portfolio investment.  The decrease in dividend income in the current year was due to a smaller dividend amount.  MACC anticipates that its dividend income will continue to decrease in future periods.

Net Operating Expenses

Net operating expenses for the second quarter of the current year were $246,609, a decrease of $73,703 or 23%, as compared to net operating expenses for the prior year second quarter of $320,312.  Interest expense decreased $7,151 or 10%, in the current year second quarter due to the decrease  in the principal balance of the Note Payable to Cedar Rapids Bank & Trust Company as discussed below under Going Concern Uncertainty, Financial Condition, Liquidity and Capital Resources.

Management fees decreased $47,575, or 62%, in the current year second quarter due to the investment adviser, Eudaimonia Asset Management, LLC (“EAM”), having voluntarily waived its management fee of 1% of net assets , effective in May 2009, for an indefinite period.  The remaining 1% of the management fee continues to be paid to our subadviser, InvestAmerica Investment Advisors, Inc. (“InvestAmerica”).  Professional fees decreased $17,369, or 17%, in the current year second quarter as compared to the prior year second quarter. The decrease is primarily related to legal costs incurred in the prior year first quarter which were recorded in the prior year second quarter.  Other expenses decreased $1,608, or 2%, in the current year second quarter as compared to the prior year second quarter.

Investment Expense, Net

For the current year second quarter, MACC recorded investment expense, net of $167,834, as compared to investment expense, net of $238,549 during the prior year second quarter, a decrease of $70,715, or 30%.  The decrease in investment expense, net is primarily the result of the decrease in interest income.

Net Realized Gain/(Loss) on Investments

During the current year second quarter, MACC realized a net loss of $3,063,596 on three portfolio investments, as compared with a net loss of $768,610 on one portfolio investment in the prior year second quarter.  The current period realized loss was the write-off of two portfolio investments which had been previously written down to $1 through unrealized losses and the write down on one portfolio investment due to the restructure of the investment.  Management does not attempt to maintain a comparable level of realized gains quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities.  Under the Investment Advisory Agreement, the Investment Adviser is entitled to be paid an incentive fee, which is calculated as a percentage of the excess of our realized gains in a particular period, over the sum of net realized losses, unrealized depreciation, and operating losses during the same period. As a result, the timing of realized gains, realized losses and unrealized depreciation can have an effect on the amount of the incentive fee payable to the Investment Adviser under the Advisory Agreement.

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

We recorded a net change in unrealized appreciation/depreciation on investments of $2,618,444 during the current year second quarter, as compared to ($381,771) during the prior year second quarter.  This net change resulted from:

●	Unrealized appreciation in the fair value of one portfolio company of $200,000 during the current year second quarter, as compared to no unrealized appreciation during the prior year second quarter.

●
Reversal of unrealized appreciation in the fair value of one portfolio company of $21,754 during the current year second quarter, as compared to no reversal of unrealized appreciation during the prior year second quarter.

●
Unrealized depreciation in the fair value of two portfolio companies totaling $632,355 during the current year second quarter, as compared to unrealized depreciation in the fair value of two portfolio companies of $1,150,381 during the prior year second quarter.

●
Reversal of unrealized depreciation of $3,072,553 in three portfolio companies written-off during the current year second quarter, as compared to reversal of unrealized depreciation of $768,610 in one portfolio company in the prior year second quarter.

Net Change in Net Assets from Operations

We experienced a decrease of $612,986 in net assets for the second quarter of fiscal year 2010, and the resulting net asset value per share was $2.72 as of March 31, 2010, as compared to $3.17 as of September 30, 2009.  The decrease in net asset value during the second quarter ended March 31, 2010 was primarily the result of the net realized loss on investments, as described above.

As of March 31, 2010, we had two portfolio investments valued at cost, had recorded unrealized appreciation on three portfolio investments, and had recorded unrealized depreciation on seven portfolio investments.  Quarterly valuations can be affected by a portfolio company’s short term performance that results in increases or decreases in unrealized depreciation and unrealized appreciation for the quarter.  Changes in the fair value of a portfolio security may or may not be indicative of the long term performance of the portfolio company.

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

We have initiated the process to raise additional capital by filing a registration statement to effect a rights offering that was approved by shareholder vote on April 28, 2008, which we anticipate effecting in the coming quarter and hope to yield near $1 million in new capital.  We further believe that future capital raises will be necessary and that they should be done at prices that are not excessively dilutive to current shareholders.

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

	For the six months ended March 31,
	2010	2009	Change

Total investment income	$171,966	293,141	(121,175)
Net operating expense	(509,661)	(613,710)	(104,049)

Investment expense, net	(337,695)	(320,569)	(17,126)

Net realized (loss) gain on investments	(3,063,596)	(768,610)	(2,294,986)
Net change in unrealized appreciation/ depreciation on investments and other assets	2,294,773	(112,671)	2,407,444

Net loss on investments	(768,823)	(881,281)	112,458

Net change in net assets from operations	$(1,106,518)	(1,201,850)	95,332
Net asset value per share:
Beginning of period	$3.17	4.23
End of period	$2.72	3.75

Total Investment Income

During the current fiscal year six-month period, total investment income was $171,966, a decrease of $121,175, or 41%, from total investment income of $293,141 for the prior year six-month period.  In the current year six-month period as compared to the prior year six-month period, interest income decreased $48,750, or 28%, and dividend income decreased $72,425 or 62%.  The decrease in interest income is the net result of (i) an increase due to one follow-on debt portfolio security investment,  (ii) an increase due to one debt portfolio security paying interest which was on non-accrual of interest status, (iii) an increase due to one debt portfolio security paying interest for the year which was on non-accrual of interest status, (iv) a decrease due to repayments of principal on debt portfolio securities issued to us by three portfolio companies, (v) a decrease due to one debt portfolio security which has been placed on non-accrual of interest status, and (vi) a decrease in interest income on one debt portfolio security which has been written off in the six-month period of the current year.  In both the current year six-month period and the prior year six-month period, MACC received dividends on two existing portfolio investments, however the current year dividends were smaller.  MACC anticipates that its dividend income will continue to decrease in future periods.

Net Operating Expenses

Net operating expenses for the six-month period of the current year were $509,661, a decrease of $104,049, or 17%, as compared to net operating expenses for the prior year six-month period of $613,710.  Interest expense decreased $12,662, or 8%, in the current year six-month period due to the repayment of principal.  Management fees decreased $91,452, or 60%, in the current year six-month period due to the investment adviser, EAM, having voluntarily waived its management fee of 1% on net assets, effective in May 2009, for an indefinite period.  The remaining 1% of the management fee continues to be paid to our subadviser, InvestAmerica.   Professional fees increased $16,403, or 10%, in the current year six-month period. The increase is primarily related to the legal costs incurred in the filing of the rights offering and an increase in audit fees.  Other expenses decreased $16,338, or 11%, in the current year six-month period as compared to the prior year six-month period.  The decrease in other expenses is primarily the net result of (i) the decrease in directors’ fees and travel reimbursements, and (ii) a decrease in directors and officers insurance expense.

Investment Expense, Net

For the current year six-month period, MACC recorded investment expense, net of $337,695, as compared to investment expense, net of $320,569 during the prior year six-month period, an increase of $17,126, or 5%.  The decrease in investment expense, net is the result of the decrease in investment income described above, partially offset by the decrease in investment expense described above.

Net Realized Gain on Investments

During the current year six-month period, MACC realized a net loss of $3,063,596 on three portfolio investments, as compared with net realized loss on investments of $768,610 during the prior year six-month period.  The current period realized loss was the write-off of two portfolio investments which had been previously written down to $1 through unrealized losses and the write down on one portfolio investment due to the restructure of the investment.  Management does not attempt to maintain a comparable level of realized gains quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities.

Net Change in Unrealized Appreciation/Depreciation of Investments and Other Assets

Net change in unrealized appreciation/depreciation on investments represents the change for the period in the unrealized appreciation, net of unrealized depreciation, on MACC’s total investment portfolio based on the valuation method described under “Critical Accounting Policy”.

MACC recorded net change in unrealized appreciation/depreciation on investments of $2,294,773 during the current year six-month period, as compared to ($112,671) during the prior year six-month period.  This net change resulted from:

●
Unrealized appreciation in the fair value of two portfolio companies totaling $370,746 during the current year six-month period, as compared to unrealized appreciation in the fair value of two portfolio companies totaling $334,051 during the prior year six-month period.

●
Reversal of unrealized appreciation in the fair value of two portfolio companies totaling $74,641 during the current year six-month period, as compared to no reversals of unrealized appreciation during the prior year six-month period.

●
Unrealized depreciation in the fair value of four portfolio companies of $1,073,885 during the current year six-month period, as compared to unrealized depreciation in the fair value of four portfolio companies of $1,215,332 during the prior year six-month period.

●
Reversal of unrealized depreciation of $3,072,553 in three portfolio companies written-off during the current year six-month period, as compared to reversal of unrealized depreciation of $768,610 in one portfolio company in the prior year six-month period.

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

As of March 31, 2010, our cash and money market accounts totaled $112,054.  MACC has a note payable (“Note Payable”) with Cedar Rapids Bank & Trust Company (“CRB&T”) in the amount of $4,424,392 at March 31, 2010 that is due and payable January 10, 2011.

Current working capital and cash will not be adequate for operations at their current levels.  MACC continues to seek additional cash through future sales of portfolio equity and debt securities.  MACC is currently under contract to sell a significant portfolio asset and is seeking potential bids for another portfolio asset. The efforts to sell investments have taken longer than initially anticipated while performance of the underlying portfolio companies in certain cases has deteriorated.  The ability to liquidate positions had been adversely affected by credit conditions and the downturn in the financial markets and the global economy.  MACC continues to review its current investment portfolio and evaluate potential exit opportunities meant to maximize return on initial investment.

MACC is also in the process to commence a rights offering to raise funds for operating needs and to provide capital to initiate the New Portfolio Strategy.  In addition, at the next annual meeting MACC expects to seek shareholder approval for authority to issue shares at less than net asset value.  If such sale and capital raising efforts are not successful, MACC may need to liquidate its current investment portfolio, to the extent possible, which could result in significant realized losses due to the current economic conditions.

The following table shows our significant contractual obligations for the repayment of the Note Payable and other contractual obligations as of March 31, 2010:

Payments due by period

Contractual Obligations
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Note Payable	$4,424,392	4,424,392	---	---	---

Incentive Fees Payable	$16,361	16,361	---	---	---

Failure to pay-off, refinance or find alternative financing for the term loan could pose significant financial risks to MACC given the relative illiquid nature of the Existing Portfolio.  In addition, we anticipate that our current cash and money market accounts will not be adequate enough to fund our cash flow short-fall from operations during fiscal 2010.  We will need to liquidate portfolio assets to fund the operating cash short-fall.  Although management believes we will be able liquidate portfolio assets sufficient to provide funds for MACC to meet its fiscal year 2010 anticipated cash requirements, there can be no assurance that MACC’s cash flows from portfolio sales, operations or cash requirements will be as projected.

MACC filed an amended rights offering registration statement with the SEC on April 14, 2010.  The rights offering is intended to raise funds for operating purposes and to begin the new strategy of investing in highly liquid public securities qualified for BDC investment.  In addition, at the next annual meeting MACC expects to seek shareholder approval for authority to issue shares at less than net asset value.

Portfolio Activity

With respect to the Existing Portfolio, we have invested in and lended to businesses through investments in subordinated debt (generally with detachable equity warrants), preferred stock and common stock.  We, however, are not currently making investments in new portfolio companies.  As of March 31, 2010, certain debt investments have or were near expiration.  Since the quarter end, we have either restructured or continue to work toward restructuring these investments.  The total portfolio value of our investments in illiquid securities was $10,865,502 at March 31, 2010 and $11,775,272 at September 30, 2009.  During the three months ended March 31, 2010, we made one follow-on investment in the amount of $39,000 in an existing portfolio company.

With respect to the Existing Portfolio, we have frequently co-invested with other funds managed by InvestAmerica.  All of the $39,000 invested during the current quarter ended March 31, 2010 represented co-investments with another fund managed by InvestAmerica.  When we make any co-investment with these related funds, we follow certain procedures consistent with orders of the SEC for related party co-investments to mitigate conflict of interest issues.

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

We are subject to market risk from changes in market prices of publicly-traded equity securities held from time to time in our investment portfolio.  At March 31, 2010, we had no publicly-traded equity securities in the Existing Portfolio, but, as noted elsewhere, we intend to pursue an investment strategy consisting of new equity investments in very small public companies that qualify for investment by BDCs under the 1940 Act, to the extent we are able to raise additional capital.

We currently have a portfolio of debt and equity securities for which no regular trading market exists.  The fair value of these investments may not be readily determinable.  We value these investments quarterly at fair value as determined in good faith under the direction of our board of directors pursuant to a valuation policy and consistently applied valuation process utilizing the input of our investment advisers and audit committee.  The types of factors that may be considered in fair value pricing of these investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to more liquid securities, indices and other market related inputs, discounted cash flow and other relevant factors.  Because such valuations and particularly valuations of private securities and private companies are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these investments existed and may differ materially from the amounts we realize on any disposition of such investments. Our net asset value could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon the disposal of such investments.  In addition, decreases in the market values or fair values of our investments are recorded as unrealized depreciation.  Continued declines in prices and liquidity in the debt markets could result in substantial unrealized/realized losses, which could have a material adverse impact on our business, financial condition and results of operations.

The recent economic conditions generally and the disruptions in the capital markets over the past two years in particular have decreased liquidity, where available. The longer these conditions persist, the greater the probability that these factors could  reduce our ability to effectively liquidate portfolio positions, increase our cost and significantly limit our access to debt and equity capital, and thus continue to have an adverse effect on our operations and financial results. Many of our portfolio companies were susceptible to the economic downturn, which  affected their ability to repay our loans or engage in a liquidity event, such as a sale or recapitalization.

A continued economic downturn could continue to impact some of the industries in which we invest, causing us to be vulnerable to further losses in our portfolio. Therefore, the number of our non-performing assets could increase and the fair market value of our portfolio decrease during these periods.  The economic downturn has affected the availability of credit generally and may prevent us from replacing or renewing our credit facility on reasonable terms, if at all.  If market instability intensifies, we may experience difficulty in raising capital.

Recent market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity.  The economic downturn may also continue to decrease the value of collateral securing the Note Payable, as well as the value of our equity investments.  For the three months ended March 31, 2010, we recorded net unrealized depreciation on our portfolio of investments of $3,063,596, which was attributable to the decrease in fair value of our portfolio.  We may continue to see further decreases in the value of our portfolio in the event that the economic downturn continues and the general illiquidity of capital markets continues.

We are also subject to financial market risks from changes in market interest rates.  We currently have a outstanding Note Payable with a variable interest rate that is based on an independent index.  Therefore, general interest rate fluctuations may have a materially adverse effect on our investment expense.

We are also subject to financial market risk from the short term nature of our credit facilities in combination with current market conditions and the relatively illiquid nature of our Existing Portfolio.  Our Note Payable is due January 31, 2011.  Given the currently challenging market environment as discussed elsewhere, we may have difficultly refinancing the Note Payable, or finding alternative sources of financing.  Failure to refinance the Note Payable could result in significant financial difficulties for us including the seizure and sale of Existing Portfolio assets at prices which would likely be as prices significantly less than fair value.  Further, the cost of financing could be significantly more costly which could have a material impact on our financial condition.

Item s 4 and 4T.	Controls and Procedures

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

As of March 31, 2010, there have not been any significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no items to report.

Item 1A.	Risk Factors.

There are no material changes to report from the risk factors disclosed in MACC’s Annual Report on Form 10-K for the year ended September 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There are no items to report.

Item 3.	Defaults Upon Senior Securities.

There are no items to report.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

There are no items to report.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Section 302 Certification of Travis T. Prentice (President and CEO).

31.2	Section 302 Certification of Derek J. Gaertner (CFO).

32.1	Section 1350 Certification of Travis T. Prentice (President and CEO).

32.2	Section 1350 Certification of Derek J. Gaertner (CFO).

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACC PRIVATE EQUITIES INC.

Date: May 17, 2010	By:	/s/ Travis T. Prentice
Travis T. Prentice, President and CEO

Date: May 17, 2010	By:	/s/ Derek J. Gaetner
Derek J. Gaertner, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description	Page

31.1	Section 302 Certification of Travis T. Prentice (CEO)	26

31.2	Section 302 Certification of Derek J. Gaertner (CFO)	27

32.1	Section 1350 Certification of Travis T. Prentice (CEO)	28

32.2	Section 1350 Certification of Derek J. Gaertner (CFO)	29