Form 10-Q/A
period 2009-12-31
MACC PRIVATE EQUITIES INC
filed 2010-08-02
CIK 923808

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009, as filed by the Company on February 16, 2010, (the “Prior Report”), is being filed to amend and restate the presentation of “Condensed Statements of Operations” and “Condensed Statement of Changes in Net Assets” under Item 1.

On the Prior Report, MACC Private Equities Inc. (the “Company”) did not present the total management fees payable and the actual amount paid by the Company after a fee waiver in the “Condensed Statement of Operations” table.  The table has been amended to include both total management fees payable and fees paid after waiver.   However, the Company’s Prior Report contained complete information on the fee waivers in the management fee note in the financial statements.  While tabular presentation of Condensed Statements of Net Assets had been included in the Company's annual report, it had not been included in the quarterly Prior Report and is being added by the Amendment.  Under the “Condensed Statements of Changes in Net Assets,” the Company did not present the ratios of Weighted Average Net Assets to Investment Expense and Operating and Income Tax Expense on an annualized basis.  The Amendment presents this information on an annualized basis.

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Condensed Balance Sheets at December 31, 2009 and September 30, 2009 (Unaudited)…………………………............................................................	1

	Condensed Statements of Operations for the three months ended December 31, 2009 and December 31, 2008 (Unaudited)…………...…………..…………………………………………	2

	Condensed Statements of Changes in Net Assets for the three months ended December 31, 2009 and December 31, 2008 (Unaudited)………………………………..………………….……………	3

	Condensed Statements of Cash Flows for the three months ended December 31, 2009 and December 31, 2008 (Unaudited)………………………………..………………….……………	4

	Notes to Unaudited Condensed Financial Statements……...................………………………....	5

	Schedule of Investments (Unaudited) at December 31, 2009……….……………………………………………..	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations …………………………	14

Item 3.	Quantitative and Qualitative Disclosure About Market Risk……………………………………………..	19

Item 4T.	Controls and Procedures……………………………………………………	20

Part II.	OTHER INFORMATION……………………………………………….	22

Item 6.	Exhibits…………………………………………………………….............	22

	Signatures…………………………………………………………………..	24

	Certifications……………………………………………	See Exhibits 31 and 32

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements

MACC PRIVATE EQUITIES INC.
Condensed Balance Sheets
(Unaudited)

	December 31, 2009	September 30, 2009

Assets

Cash and cash equivalents	$280,836	173,521
Loans and investments in portfolio securities, at market or fair value:
Unaffiliated companies (cost of $768,306 and $779,807)	1,112,851	1,199,388
Affiliated companies (cost of $11,094,541 and $10,664,161)	7,615,028	7,973,862
Controlled companies (cost of $2,874,939 and $2,874,939)	2,602,022	2,602,022
Interest receivable	66,931	303,656
Other assets	232,235	264,070

Total assets	$11,909,903	12,516,519

Liabilities and net assets

Liabilities:
Notes payable	4,494,625	4,618,659
Incentive fees payable	16,361	16,361
Accounts payable and other liabilities	83,061	72,111

Total liabilities	4,594,047	4,707,131

Net assets:
Common stock, $.01 par value per share; authorized 10,000,000 shares; issued and outstanding 2,464,621 shares	24,646	24,646
Additional paid-in-capital	10,158,516	10,328,377
Unrealized depreciation on investments	(2,867,306)	(2,543,635)

Total net assets	7,315,856	7,809,388

Total liabilities and net assets	$11,909,903	12,516,519

Net assets per share	$2.97	3.17

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.
Condensed Statements of Operation
(Unaudited)

	For the three months ended December 31, 2009	For the three months ended December 31, 2008

Investment income:
Interest
Unaffiliated companies	$16,936	7,986
Affiliated companies	57,358	86,823
Controlled companies	217,990	6,788
Loss on interest receivable	(241,843)	---
Other	118	158
Dividends
Affiliated companies	42,632	109,624

Total investment income	93,191	211,379

Operating expenses:
Interest expenses	71,063	76,574
Management fees	62,132	74,943
Professional fees	90,965	57,228
Other	69,958	84,654

Total operating expenses before waivers	294,118	293,399
Expenses reduced by Advisor	(31,066)	---
Total operating expenses	263,052	293,399

Investment income (expense), net	(169,861)	(82,020)

Realized and unrealized (loss) gain on investments:
Net change in unrealized appreciation/depreciation investments	(323,671)	269,100

Net (loss) gain on investments	(323,671)	269,100

Net change in net assets from operations	$(493,532)	187,080

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.
Condensed Statements of Changes in Net Assets
(Unaudited)

	For the three months ended December 31, 2009	For the three months ended December 31, 2008
Operations:
Investment expense, net	$(169,861)	(82,020)
Net realized (loss) gain on investments	--	--
Net change in unrealized depreciation/appreciation on investments and other assets	(323,671)	269,100
Net change in net assets from operations	(493,532)	187,080

Net assets:
Beginning of period	7,809,388	10,434,981

End of period	$7,315,856	10,622,061

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

(7)	Subsequent Events

The Company evaluated all events that have occurred subsequent to December 31, 2009 through the date of the filing of this Form 10-Q/A on August 2, 2010.  There were no subsequent events.

(8)	Financial Highlights (Unaudited)

	For the three months ended December 31, 2009		For the three months ended December 31, 2008

Per Share Operating Performance (For a share of capital stock outstanding throughout the period): Net asset value, beginning of period		$3.17	4.23

Expense from investment operations:
Investment income (expense), net		(0.07)	(0.03)
Net realized and unrealized (loss)
gain on investment transactions		(0.13)	0.11
Total from investment operations		(0.20)	0.08

Net asset value, end of period		$2.97	4.31
Closing bid price		$0.55	0.52

	For the three months ended December 31, 2009		For the three months ended December 31, 2008

Total return
Net asset value basis	%	(6.32)	1.79
Market price basis	%	(31.25)	(62.86)

Net asset value, end of period (in thousands)		$7,316	10,622

Ratio to weighted average net assets:
Investment expense, net	%	(9.38)	(3.14)
Operating and income tax expense	%	14.53	11.22

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

MACC PRIVATE EQUITIES, INC.
SCHEDULE OF INVESTMENTS (UNAUDITED)
DECEMBER 31, 2009

Manufacturing:
Company	Security	Percent of Net assets	Value	Cost (d)

Aviation Manufacturing Group, LLC (a)	14% debt security, due October 1, 2010 (c)		616,000	616,000
Yankton, South Dakota	154,000 units preferred		154,000	154,000
Manufacturer of flight critical parts for airplanes	Membership interest 14% note, due October 1, 2010		963,539 77,000	39 77,000
			1,810,539	847,039

Detroit Tool Metal Products Co. (a)(f)	12% debt security, due April 26, 2010 (c)		1,371,508	1,912,087
Lebanon, Missouri	19,853.94 shares Series A preferred (c)		---	195,231
Metal stamping	7,887.17 shares common (c)		---	126,742
	8% debt security, due April 26, 2010 (c)		33,342	33,342
			1,404,850	2,267,402

Handy Industries, LLC (a)	1,015.79 units Class A1 preferred (c)		67,042	269,093
Marshalltown, Iowa
Manufacturer of lifts for motorcycles, trucks and
Industrial metal products

Linton Truss Corporation	542.8 common shares (c)		----	----
Delray Beach, Florida	400 shares Series 1 preferred (c)		1	40,000
Manufacturer of residential roof and	3,411.88 common shares (c)		---	36
floor truss systems			1	40,036

M.A. Gedney Company (a)	648,783 shares preferred (c)		---	1,450,601
Chaska, Minnesota	12% debt security, due June 30, 2012 (c)		1	76,000
Pickle processor	Warrant to purchase 83,573 preferred shares (c)		---	---
			1	1,526,601

Magnum Systems, Inc. (a)	12% debt security, due November 1, 2011		430,622	430,622
Parsons, Kansas	48,038 common shares (c)		48,038	48,038
Manufacturer of industrial bagging equipment	292,800 shares preferred (c) Warrant to purchase 56,529 common shares (c)		304,512 330,565	304,512 565
			1,113,737	783,737

Pratt-Read Corporation (a)(e)	13,889 shares Series A preferred (c)		---	750,000
Bridgeport, Connecticut	7,718 shares Series A preferred (c)		---	416,667
Manufacturer of screwdriver shafts and handles and other hand tools	13% debt security, due January 7, 2009 (c) Warrants to purchase common shares (c)		1 ----	277,800 ----
			1	1,444,467

MACC PRIVATE EQUITIES, INC.
SCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED)
DECEMBER 31, 2009

Manufacturing Continued: Company	Security	Percent of Net assets	Value	Cost (d)

Spectrum Products, LLC (b)	13% debt security, due January 1, 2011 (c)		1,077,649	1,077,649
Missoula, Montana	385,000 units Series A preferred (c)		385,000	385,000
Manufacturer of equipment for the	Membership interest (c)		351	351
swimming pool industry	35,073.50 units Class B preferred (c)		47,355	47,355
			1,510,355	1,510,355

Superior Holding, Inc. (a)	6% debt security, due April 1, 2010(c)		568,727	780,000
Wichita, Kansas	Warrant to purchase 11,143 common shares (c)		1	1
Manufacturer of industrial and	6% debt security, due April 1, 2010(c)		221,000	221,000
commercial boilers and shower	121,457 common shares (c)		---	121,457
doors, frames and enclosures	6% debt security, due April 1, 2010(c)		308,880	308,880
	312,000 common shares (c)		---	3,120
	19% debt security, due April 1, 2010		39,000	39,000
			1,137,608	1,473,458

Total manufacturing		62%	7,044,134	10,162,188

Service:

Monitronics International, Inc.	73,214 common shares (c)		439,284	54,703
Dallas, Texas
Provides home security systems monitoring services

Morgan Ohare, Inc. (b)	0% debt security, due January 1, 2011 (c)		900,000	1,125,000
Addison, Illinois	10% debt security, due January 1, 2011		191,666	239,583
Fastener plating and heat treating	57 common shares (c)		1	1
			1,091,667	1,364,584

SMWC Acquisition Co., Inc. (a)	13% debt security due September 30, 2011		68,750	68,750
Kansas City, Missouri	12% debt security due September 30, 2011		412,500	412,500
Steel warehouse distribution and			481,250	481,250
Processing

Total Service		18%	2,012,201	1,900,537

MACC PRIVATE EQUITIES, INC.
SCHEDULE OF INVESTMENTS (UNAUDITED)
DECEMBER 31, 2009

Service Continued: Company	Security	Percent of Net assets	Value	Cost (d)

Technology and Communications:

Feed Management Systems, Inc. (a)	540,551 common shares (c)		925691	1,327,186
Brooklyn Center, Minnesota	674,309 shares Series A preferred (c)		674,309	674,309
Batch feed software and systems			1,600,000	2,001,495
And B2B internet services

Portrait Displays, Inc.	10% debt security, due April 1, 2012		673,566	673,566
Pleasanton, California	Warrant to purchase 39,400 common shares (c)		---	---
Designs and markets pivot			673,566	673,566
enabling software for LCD
computer monitors

Total technology and communications		20%	2,273,566	2,675,061

			$11,329,901	14,737,786

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
(e)
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

                                                          .

MACC PRIVATE EQUITIES INC

Dated: August 2, 2010	By:	/s/ Travis T. Prentice
Travis T. Prentice, President and CEO

Dated: August 2, 2010	By:	/s/ Derek J. Gaertner
Derek J. Gaertner, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description	Page

31.1	Section 302 Certification of Travis T. Prentice (CEO)	26

31.2	Section 302 Certification of Derek J. Gaertner (CFO)	27

32.1	Section 1350 Certification of Travis T. Prentice (CEO)	28

32.2	Section 1350 Certification of Derek J. Gaertner (CFO)	29