Form 10-Q/A
period 2010-03-31
MACC PRIVATE EQUITIES INC
filed 2010-08-02
CIK 923808

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010, as filed by the Company on May 17, 2010 (the “Prior Report”), is being filed to amend and restate the presentation of “Condensed Statements of Operations” and “Condensed Statement of Changes in Net Assets” under Item 1.

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

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Condensed Balance Sheets at March 31, 2010 and September 30, 2009 (Unaudited)…………………………........................................................................................................................	1

	Condensed Statements of Operations for the three months and six months ended March 31, 2010 and March 31, 2009 (Unaudited)…………...…………..………………………………………………………………	2

	Condensed Statements of Changes in Net Assets for the six months ended March 31, 2010 and March 31, 2009 (Unaudited)………………………………..………………….…………………………………	3

	Condensed Statements of Cash Flows for the six months ended March 31, 2010 and March 31, 2009 (Unaudited)………………………………..………………….…………………………………	4

	Notes to Unaudited Condensed Financial Statements……...................………………………....……………………………………………………………	5

	Schedule of Investments (Unaudited) at March 31, 2010……….……………………………………………..……………………………………………………………………	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations ……………………………………………………………………………………	15

Item 3.	Quantitative and Qualitative Disclosure About Market Risk……………………………………………..……………………………………………………………	22

Item 4 and 4T.	Controls and Procedures…………………………………………………………………………………………………………………	23

Part II.	OTHER INFORMATION……………………………………………….…………………………………………………………………	23

Item 6.	Exhibits…………………………………………………………….............…………………………………………………………………	24

	Signatures…………………………………………………………………..………………………………………………………………	25

	Certifications………………………………………………………………………………………………	See Exhibits 31 and 32

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements

MACC PRIVATE EQUITIES INC.
Condensed Balance Sheets
(Unaudited)

	March 31, 2010	September 30, 2009

Assets

Cash and cash equivalents	$112,054	173,521
Loans and investments in portfolio securities, at market or fair value:
Unaffiliated companies (cost of $756,484 and $779,807)	968,705	1,199,388
Affiliated companies (cost of $8,023,489 and $10,664,161)	7,294,774	7,973,862
Controlled companies (cost of $2,874,939 and $2,874,939)	2,602,023	2,602,022
Interest receivable	58,681	303,656
Other assets	255,933	264,070

Total assets	$11,292,170	12,516,519

Liabilities and net assets

Liabilities:
Notes payable	4,424,392	4,618,659
Incentive fees payable	16,361	16,361
Accounts payable and other liabilities	148,547	72,111

Total liabilities	4,589,300	4,707,131

Net assets:
Common stock, $.01 par value per share; authorized 10,000,000 shares; issued and outstanding 2,464,621 shares	24,646	24,646
Additional paid-in-capital	6,927,086	10,328,377
Unrealized depreciation on investments	(248,862)	(2,543,635)

Total net assets	6,702,870	7,809,388

Total liabilities and net assets	$11,292,170	12,516,519

Net assets per share	$2.72	3.17

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.
Condensed Statements of Operations
(Unaudited)

	For the three months ended March 31, 2010	For the three months ended March 31, 2009	For the six months ended March 31, 2010	For the six months ended March 31, 2009

Investment income:
Interest
Unaffiliated companies	$16,643	7,843	33,579	15,829
Affiliated companies	53,719	60,152	111,077	146,975
Controlled companies	5,990	5,990	223,980	12,778
Loss on interest receivable	---	---	(241,843)	---
Other	113	35	231	192
Dividends
Affiliated companies	2,310	7,743	44,942	117,367
Other income	---	---	---	---

Total investment income	78,775	81,763	171,966	293,141

Operating expenses:
Interest expenses	67,811	74,962	138,874	151,536
Management fees	57,492	76,321	119,624	151,264
Professional fees	84,996	102,365	175,961	159,558
Other	65,056	66,664	135,014	151,352

Total operating expenses before waivers	275,355	320,312	569,473	613,710

Expenses reduced by Advisor	(28,746)	---	(59,812)	---
Total operating expenses	246,609	320,312	509,661	613,710

Investment expense, net	(167,834)	(238,549)	(337,695)	(320,569)

Realized and unrealized (loss) gain on investments and other assets:
Net realized gain (loss) on investments:
Unaffiliated companies	---	(768,610)	---	(768,610)
Affiliated companies	(3,063,596)	---	(3,063,596)	---
Net change in unrealized appreciation/depreciation on investments	2,618,444	(381,771)	2,294,773	(112,671)

Net loss on investments	(445,152)	(1,150,381)	(768,823)	(881,281)

Net change in net assets from operations	$(612,986)	(1,388,930)	(1,106,518)	(1,201,850)

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.

Condensed Statements of Changes in Net Assets
(Unaudited)

	For the six months ended March 31, 2010	For the six months ended March 31, 2009
Operations:
Investment expense, net	$(337,695)	(320,569)
Net realized (loss) gain on investments	(3,063,596)	(768,610)
Net change in unrealized depreciation/appreciation on investments and other assets	2,294,773	(1,201,850)

Net change in net assets from operations	(1,106,518)	(1,201,850)

Net assets:
Beginning of period	7,809,388	10,434,981

End of period	$6,702,870	$9,233,131

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.

Condensed Statements of Cash Flows
(Unaudited)

	For the six months ended March 31, 2010	For the six months ended March 31, 2009

Cash flows (used in) from operating activities:
Net change in net assets from operations	$(1,106,518)	(1,201,850)

Adjustments to reconcile net change in net assets from operations to net cash provided by (used in) operating activities:
Net realized and unrealized (gain) loss on investments	739,279 9	881,281 1
Proceeds from disposition of and payments on
loans and investments in portfolio securities	242,834 4	120,459 9
Purchases of loans and investments in portfolio securities	(72,342) )	(105,898) )
Change in interest receivable	244,975 5	469 9
Change in other assets	8,136 6	(4,895) )
Change in accrued interest, deferred incentive fees payable,
accounts payable and other liabilities	76,436 6	46,813 3

Net cash provided by (used in) operating activities	132,800 0	(263,621) )

Cash flows used in financing activities:
Line of credit draws	--- -	220,000 0
Note repayment	(194,267) )	(94,440) )

Net cash (used in) provided by financing activities	(194,267) )	125,560 0

Net decrease in cash and cash equivalents	(61,467) )	(138,061) )

Cash and cash equivalents at beginning of period	173,521 1	145,790 0

Cash and cash equivalents at end of period	$112,054 4	7,729 9

Supplemental disclosure of cash flow information -
Cash paid during the period for interest	$137,624 4	143,402 2

Supplemental disclosure of non-cash investing and financing information -
In-kind interest income received in the form of securities	$241,843 3	--- -

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.

Notes to Unaudited Condensed Financial Statements

(1)	Basis of Presentation

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

(6)           Note Payable

    MACC has a term loan in the amount of $4,424,392 with CRB&T as of March 31, 2010.  This note is a variable interest rate note secured by a Security Agreement, Commercial Pledge Agreement and a Master Business Loan Agreement.  The interest rate fluctuates daily and is the greater of the Wall Street Journal prime rate plus 0.5%, or 6%.  The interest rate on the note at March 31, 2010 was 6.0%.  The note has a stated maturity of January 10, 2011. The note is secured by all of MACC’s assets and MACC is required to apply 80% of all cash proceeds received on the sale or liquidation of investments to pay down any amounts outstanding.  Under this agreement MACC is required to comply with certain financial covenants, including maintaining a minimum liquidity of $500,000 which commences upon the closing of the rights offering.  MACC may need to consider additional sources of financing and additional sales of investments in order to meet the current payment and operating requirements.  No assurance can be given that we will be successful in our efforts to raise additional funding in the near term.

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

(8)           Financial Highlights (Unaudited)
		For the three months ended March 31, 2010	For the three months ended March 31, 2009	For the six months ended March 31, 2010	For the six months ended March 31, 2009
Per Share Operating Performance (For a share of capital stock outstanding throughout the period): Net asset value, beginning of period		$2.97	4.31	3.17	4.23

Expense from investment operations:
Investment expense, net		(0.07)	(0.10)	(0.14)	(0.13)
Net realized and unrealized
loss on investment transactions		(0.18)	(0.46)	(0.31)	(0.35)
Total from investment operations		(0.25)	(0.56)	(0.45)	(0.48)

Net asset value, end of period		$2.72	3.75	2.72	3.75
Closing bid price		$0.69	0.90	0.69	0.90

		For the three months ended March 31, 2010	For the three months ended March 31, 2009	For the six months ended March 31, 2010	For the six months ended March 31, 2009
Total return
Net asset value basis	%	(8.38)	(13.08)	(14.17)	(11.52)
Market price basis	%	25.46	73.08	(13.75)	(35.71)

Net asset value, end of period (in thousands)		$6,703	9,233	6,703	9,233

Ratio to weighted average net assets:
Investment expense, net	%	(9.40)	(9.08)	(9.06)	(6.18)
Operating and income tax expense	%	13.80	12.20	13.66	11.82

The ratios of investment expense, net to average net assets, and operating and income tax expenses to average net assets are annualized.  The ratios of investment expense, net to average net assets, of operating and income tax expenses to average net assets and total return are calculated for common stockholders as a class.  Total return, which reflects the annual change in net assets, was calculated using the change in net assets between the beginning of the current fiscal year and end of the current year period.  An individual common stockholders’ return may vary from these returns.

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

	For three months ended March 31,
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

Items 4 and 4T.	Controls and Procedures

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

MACC PRIVATE EQUITIES INC.
Date: August 2, 2010	By: /s/ Travis T. Prentice________________
Travis T. Prentice, President and CEO
Date: August 2, 2010	By: /s/ Derek J. Gaertner________________
Derek J. Gaertner, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description	Page

31.1	Section 302 Certification of Travis T. Prentice (CEO)	26

31.2	Section 302 Certification of Derek J. Gaertner (CFO)	27

32.1	Section 1350 Certification of Travis T. Prentice (CEO)	28

32.2	Section 1350 Certification of Derek J. Gaertner (CFO)	29

EXHIBIT 31.1
Section 302 Certification
of Travis T. Prentice (CEO)
CERTIFICATION

I, Travis T. Prentice, certify that:

1.      I have reviewed this quarterly report on Form 10-Q/A of MACC Private Equities Inc.;

2.      Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to sate a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.      Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.      The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)      Designed such disclosure controls and procedures, or caused such disclosure controls or procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)      Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)      Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)      Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.      The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)      all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 2, 2010

/s/ Travis T. Prentice__
Travis T. Prentice
President and CEO

EXHIBIT 31.2
Section 302 Certification
of Derek J. Gaertner (CFO)
CERTIFICATION

I, Derek J. Gaertner, certify that:

1.      I have reviewed this quarterly report on Form 10-Q/A of MACC Private Equities Inc.;

2.      Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to sate a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.      Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.      The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)      Designed such disclosure controls and procedures, or caused such disclosure controls or procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)      Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)      Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)      Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and;

5.      The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)      all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 2, 2010

/s/ Derek J. Gaertner__
Derek J. Gaertner
Chief Financial Officer

EXHIBIT 32.1
Section 1350 Certification
of Travis T. Prentice (CEO)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MACC Private Equities Inc. (the “Company”) on Form 10-Q/A for the quarter ended December 31, 2009, as filed with the United States Securities and Exchange Commission on the date hereof (the “Report”), I, Travis T. Prentice, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Travis T. Prentice___
Travis T. Prentice,
President and CEO
(Chief Executive Officer)
August 2, 2010

EXHIBIT 32.2
Section 1350 Certification
of Derek J. Gaertner (CFO)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MACC Private Equities Inc. (the “Company”) on Form 10-Q/A for the quarter ended December 31, 2009, as filed with the United States Securities and Exchange Commission on the date hereof (the “Report”), I, Derek J. Gaertner, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Derek J. Gaertner_
Derek J. Gaertner
Chief Financial Officer

August 2, 2010