Form 10-Q/A
period 2010-08-05
MACC PRIVATE EQUITIES INC
filed 2010-08-05
CIK 923808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q/A (Amendment No. 2 to Form 10-Q)
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

EXPLANATORY NOTE

The sole purpose of the Form 10-Q/A is to furnish the Section 1350 Certifications as Exhibit 32.1 and 32.2 to correct a clerical error with regard to the date contained on such Exhibits originally filed on August 2, 2010.

No other changes have been made to the Form 10-Q other than those described above.  This Amendment No. 2 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q or 10-Q/A previously filed on August 2, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACC PRIVATE EQUITIES INC.
Date: August 5, 2010	By: /s/ Travis T. Prentice________________ Travis T. Prentice, President and CEO
Date: August 5, 2010	By: /s/ Derek J. Gaertner_________________ Derek J. Gaertner, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1*	Section 302 Certification of Travis T. Prentice (CEO)

31.2*	Section 302 Certification of Derek J. Gaertner (CFO)

32.1**	Section 1350 Certification of Travis T. Prentice (CEO)

32.2**	Section 1350 Certification of Derek J. Gaertner (CFO)

______________
*      Previously filed on August 2, 2010
**    Furnished herewith