Form 10-Q
period 2010-06-30
MACC PRIVATE EQUITIES INC
filed 2010-08-16
CIK 923808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 0-24412

MACC PRIVATE EQUITIES INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1421406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2533 South Coast Highway 101, Suite 240, Cardiff-By-The Sea, California 92007
(Address of principal executive offices)

(760) 479-5080
(Registrant’s telephone number, including area code)

Former Address: 580 Second Street; Suite 102, Encinitas, California 92024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 1, 2010, the registrant had issued and outstanding 2,464,621 shares of common stock.

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements

MACC PRIVATE EQUITIES INC.
Condensed Balance Sheets
(Unaudited)

	June 30, 2010 (unaudited)	Fiscal Year Ended September 30, 2009

Assets

Cash and cash equivalents	$101,165	173,521
Loans and investments in portfolio securities, at market or fair value:
Unaffiliated companies (cost of $744,426 and $779,807)	1,199,686	1,199,388
Affiliated companies (cost of $8,023,489 and $10,664,161)	7,878,294	7,973,862
Controlled companies (cost of $2,874,939 and $2,874,939)	2,602,022	2,602,022
Interest receivable	21,355	303,656
Other assets	244,553	264,070

Total assets	$12,047,075	12,516,519

Liabilities and net assets

Liabilities:
Notes payable	4,414,721	4,618,659
Incentive fees payable	16,361	16,361
Accounts payable and other liabilities	309,992	72,111

Total liabilities	4,741,074	4,707,131

Net assets:
Common stock, $.01 par value per share; authorized 10,000,000 shares; issued and outstanding 2,464,621 shares	24,646	24,646
Additional paid-in-capital	6,703,628	10,328,377
Unrealized appreciation (depreciation) on investments	577,727	(2,543,635)

Total net assets	7,306,001	7,809,388

Total liabilities and net assets	$12,047,075	12,516,519

Net assets per share	$2.96	3.17

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.
Condensed Statements of Operations
(Unaudited)

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the nine months ended June 30, 2010	For the nine months ended June 30, 2009

Investment income:
Interest
Unaffiliated companies	$16,343	96,049	49,922	111,878
Affiliated companies	46,155	31,397	157,232	178,372
Controlled companies	(44,229)	6,056	179,751	18,834
Loss on interest receivable	---	---	(241,843)	---
Other	44	31	275	223
Dividends
Affiliated companies	38,017	18,912	82,959	136,279
Other income	---	---	---	---

Total investment income	56,330	152,445	228,296	445,586

Operating expenses:
Interest expenses	67,914	85,745	206,788	229,147
Management fees	55,312	70,290	174,936	221,554
Professional fees	106,185	54,870	282,146	229,463
Other	78,033	70,903	213,047	215,354

Total operating expenses	307,444	281,808	876,917	895,518
before waivers
Expenses reduced by Advisor	(27,656)	(29,251)	(87,468)	(29,251)
Total operating expenses	279,788	252,557	789,449	866,267

Investment expense, net	(223,458)	(100,112)	(561,153)	(420,681)

Realized and unrealized gain (loss) on investments and other assets:
Net realized gain (loss) on investments:
Unaffiliated companies	---	(372,201)	---	(1,140,811)
Affiliated companies	---	(868,602)	(3,063,596)	(868,602)
Net change in unrealized appreciation/depreciation on investments	826,589	165,280	3,121,362	52,609

Net gain (loss) on investments	826,589	(1,075,523)	57,766	(1,956,804)

Net change in net assets from operations	$603,131	(1,175,635)	(503,387)	(2,377,485)

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.
Condensed Statements of Changes in Net Assets
(Unaudited)

	For the nine months ended June 30, 2010	For the nine months ended June 30, 2009

Operations:
Investment expense, net	$(561,153)	(420,681)
Net realized loss on investments	(3,063,596)	(2,009,413)
Net change in unrealized depreciation/appreciation on investments and other assets	3,121,362	52,609

Net change in net assets from operations	(503,387)	(2,377,485)

Net assets:
Beginning of period	7,809,388	10,434,981

End of period	$7,306,001	8,057,496

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the nine months ended June 30, 2010	For the nine months ended June 30, 2009

Cash flows (used in) from operating activities:
Net change in net assets from operations	$(503,387)	(2,377,485)

Adjustments to reconcile net change in net assets from operations to net cash provided by (used in) operating activities:
Net realized and unrealized (gain) loss on investments	(87,310)	1,956,804
Proceeds from disposition of and payments on
loans and investments in portfolio securities	254,922	545,477
Purchases of loans and investments in portfolio securities	(72,342)	(139,586)
Change in interest receivable	282,301	17,809
Change in other assets	19,517	26,812
Change in accrued interest, deferred incentive fees payable,
accounts payable and other liabilities	237,881	788

Net cash provided by operating activities	131,582	30,619

Cash flows used in financing activities:
Line of credit draws	---	330,000
Note repayment	(203,938)	(436,383)

Net cash (used in) financing activities	(203,938)	(106,383)

Net decrease in cash and cash equivalents	(72,356)	(75,764)

Cash and cash equivalents at beginning of period	173,521	145,790

Cash and cash equivalents at end of period	$101,165	70,026

Supplemental disclosure of cash flow information -
Cash paid during the period for interest	$204,538	216,946

Supplemental disclosure of non-cash investing and financing information -
In-kind interest income received in the form of securities	$241,843	---

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.

Notes to Unaudited Condensed Financial Statements

_____________________________________________________________________________________________

(1)           Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of MACC Private Equities Inc. (“MACC,” “we” or “us”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for investment companies.  MACC has elected to be treated as a business development company under the Investment Company Act of 1940, as amended.  On February 15, 1995, MACC consummated a plan of reorganization as confirmed by the United States Bankruptcy Court for the Northern District of Iowa on December 28, 1993. As of February 15, 1995, MACC adopted fresh-start reporting resulting in MACC’s assets and liabilities being adjusted to fair values.  Effective April 30, 2008, MACC’s wholly-owned subsidiary, MorAmerica Capital Corporation, (“MorAm”), was merged with and into MACC.

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

Immaterial Correction

An immaterial correction has been made to the presentation of the Condensed Statement of Operations in our December 31, 2009 and March 31, 2010 Form 10-Q’s to separately reflect gross management fees and advisor fee waivers, which had previously been reported net.  There was no change to total Operating expense or Investment expense, net.  These adjustments did not have a material impact on our consolidated financial statements for the period presented. An immaterial correction has been made to Financial Highlights (Unaudited), Note 8 to present the ratios of Weighted Average Net Assets to Investment Expense and Operating and Income Tax Expense on an annualized basis. Under the “Condensed Statements of Changes in Net Assets” the Company did not present the ratios of Weighted Average Net Assets to Investment Expense and Operating and Income Tax Expense on an annualized basis. The Amendment presents this information on an annualized basis.

In addition, management will prospectively change, in the September 30, 2010 Form 10-K, the presentation of management fees to appropriately reflect the management fee waivers on the Condensed Statement of Operations  to separately reflect gross management fees and advisor fee waivers, which had previously been reported net.

Significant Risk and Uncertainties

When global economic conditions are adverse or the global economy is in a recession as it was during fiscal 2009 and continues to be in 2010, it is difficult for us to estimate future expected realizable value from investments, the likelihood of our portfolio companies’ ability to meet their financial obligations, including the debentures and related interest payments due to us, and therefore our future expected cash flows.  All of these factors increase uncertainty inherent in management’s estimates and assumptions.  As future events and their effects cannot be determined with precision, particularly those related to the condition of the economy and the performance of the investments, we believe actual results related to our realization on the sale of investments, collection of loans receivable and interest receivable presently pose our greatest risk and could differ significantly from our current estimates.

(2)          Going Concern Uncertainty and Liquidity

MACC has a negative net change in net assets from operations of $503,387 for the nine months ended June 30, 2010 and generated net cash flow from operations of $131,582 to fund our operating activities and financing requirements for the nine months ended June 30, 2010 and for ongoing operating expenses. Operating expenses have been funded primarily from the sale of portfolio companies, dividends, interest and other distributions from our portfolio companies and our bank financing.

We continue to have an ongoing need to raise cash from portfolio sales to fund our operations and pay down outstanding debt.  Our efforts to sell certain investments has taken longer than we initially anticipated while performance of the underlying portfolio companies in certain cases has deteriorated.  We believe our ability to liquidate positions had been adversely affected by credit conditions and the downturn in the financial markets and the global economy.  Our Note Payable with Cedar Rapids Bank & Trust Company (“CRB&T”) with a balance of $4,414,721 as of June 30, 2010 is due and payable January 10, 2011 (“Note Payable”).  Under this agreement, the Company is required to comply with certain financial covenants, including maintaining a minimum liquidity of $500,000, which commences upon the closing of the capital transaction discussed below.  Given our current lack of liquid assets and funds to satisfy the Note Payable, there is substantial doubt that we will continue to operate as a going concern.  Our ability to raise additional capital will depend on conditions in the capital markets which are outside our control.  As a result, we cannot be certain of our ability to raise additional capital and such uncertainty raises substantial doubt about our ability to continue to operate as a going concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects of the inability to continue operate as a going concern.

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

 (4)           Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that requires reporting entities to make new disclosures about recurring and non-recurring fair value measurements including significant transfers into and out of Level I and Level II fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level III fair value measurements.  The FASB also clarified existing fair value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The Company has included the applicable disclosures in the Form 10-Q.

 (5)           Fair Value Measurements

           Investments

     MACC follows the accounting guidance on fair value measurements.  In part, this guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value.  The guidance establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.  MACC’s practices reflect recent authoritative guidance that requires reporting entities to make new disclosures about recurring and non recurring fair-value measurements including significant transfers into and out of Level I and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  MACC also follows FASB's recent clarification of existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques.

     MACC frequently makes investments in separate debt, equity and mezzanine instruments in the same portfolio company. Most of these companies also have senior secured debt from unaffiliated commercial lenders.  The investment securities vary in security and seniority of payment, whether the company makes scheduled payments or the instruments are paid on a sale of the company.   Valuation takes into account the value of the portfolio company as a whole, and the relative value of individual securities within that portfolio company's capital structure.   Generally, MACC exits a portfolio company when the entire company is sold.  When a portfolio company is sold, following payment of senior debt, the most recently issued debt of that company generally has the most security or seniority, followed by previously issued debt, then preferred equity, with common stock having the least seniority.  Unrealized depreciation is therefore applied to equity securities first, then to the individual preferred and debt securities based on their seniority/security in the capital structure.  In addition, while valuations takes into account the interest rate on debt securities, the factors discussed above significantly impact value in addition to the contracted rate.

     MACC updates its schedules of investments with the most current information available at the date of the report.  In certain instances a debt instrument may be due, but cannot be paid due to senior debt covenants. While extension terms of the notes may be in negotiation, these negotiations may not be complete as of the date of the report.  These same instruments may retain value as the principal amount, and all accrued interest, may be paid with priority over other interests in the company.  Similarly, because of the senior commercial loan covenants or company performance, the investor group and a portfolio company may have agreed to defer interest payments, but the value of the instrument remains based on the company value and priority of the instrument in the capital structure.

Taking these factors into account, MACC’s investment valuations are based on industry specific information and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples obtained from third party sources, like-transactions, as well as contractual provisions such as investor put rights.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives.

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

All of MACC’s investments at June 30, 2010 were classified and disclosed under the Level III category.  Investments are stated at fair value as determined by the Board of Directors according to the procedures of MACC’s Valuation Policy.  Securities are valued individually as of the end of each quarter of each fiscal year and as of the end of each fiscal year.  Interest-bearing securities are carried at the approximate amount of fair value.   Loan valuation determinations take into account portfolio companies’ financial condition, outlook, payment histories and other factors.  Equity security valuations take into account the following factors, among others: the portfolio company’s performance, the prospects of a portfolio company’s future equity financing and the character of participants in such financing, and the utilization of various financial measures, including cash flow multiples, as appropriate.  If a portfolio company appears likely to discontinue operations, a liquidation valuation technique may be employed.  The Board of Directors also considers credit market conditions, and the risks and uncertainties associated with those conditions in determining the values of its portfolio securities.  Valuations established by the Board of Directors are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of portfolio assets, and these favorable or unfavorable differences could be material.

The following tables present the investments at fair value as of June 30, 2010 and September 30, 2009 by type of investment:

	Fair Value Measurement as of June 30, 2010
Fair Value Based on	Corporate Private Debt	Corporate Private Equity (1)	Total

Investment Level III	$ 6,111,726	$ 5,568,276	100%

(1) represents $1,855,972 in preferred shares; $2,597,366 in common shares; and $1,114,938 in membership interests.

	Fair Value Measurement as of September 30, 2009
Fair Value Based on	Corporate Private Debt	Corporate Private Equity (1)	Total

Investment Level III	$ 7,111,912	$ 4,663,360	100%

(1) represents $3,074,045 in preferred shares; $817,925 in common shares; and $771,390 in membership interests.

The following tables provide a roll-forward in the changes in fair value for the three month and nine month periods ending June 30, 2010 and 2009 for all investments which MACC has determined using unobservable (Level III) factors.

For the three months ended June 30, 2010		Total

Balance, March 31, 2010		$10,865,502
Purchases (Debt Repayment)
Portrait Displays, Inc.	(12,089)
Total Purchases (Debt Repayment)		(12,089)
Unrealized Gain (Loss)
Aviation Manufacturing Group, LLC	172,802
Feed Management Systems, Inc.	(26,963)
Magnum Systems, Inc.	437,680
Monitronics International, Inc.	243,070
Total Unrealized Gain (Loss)		826,589
Balance, June 30, 2010		$11,680,002
The amount of total gains (losses) for the period included on the statement of operations attributable to changes in unrealized gains/losses relating to investments still held at the reporting date		826,589

For the three months ended June 30, 2009		Total

Balance, March 31, 2009		$13,606,009
Purchases (Debt Repayment)
Central Fiber Corporation	(258,222)
Handy Industries, LLC	33,687
MainStream Data, Inc.	(100,056)
Portrait Displays, Inc.	(28,075)
SMWC Acquisition Co., Inc	(24,475)
Total Purchases (Debt Repayment)		(377,141)
Realized Loss
MainStream Data, Inc.	(99,992)
Phonex Broadband Corporation	(1,155,000)
Total Realized Loss		(1,254,992)
Unrealized Gain (Loss)
Aviation Manufacturing Group, LLC	(215,520)
Detroit Tool Metal Products Co.	(321,973)
Handy Industries, LLC	(33,688)
Linton Truss Corporation	(30,000)
M.A. Gedney Company	(80,000)
Magnum Systems, Inc.	(250,000)
Morgan Ohare, Inc.	(216,667)
Phonex Broadband Corporation	1,154,999
Spectrum Products, LLC	432,706
Superior Holding, Inc.	(274,577)
Total Unrealized Gain (Loss)		165,280
Balance, June 30, 2009		$12,139,156
The amount of total gains (losses) for the period included on the statement of operations attributable to changes in unrealized gains/losses relating to investments still held at the reporting date		165,280

For the nine months ended June 30, 2010		Total

Balance, September 30, 2009		$11,775,272
Purchases (Debt Repayment)
Detroit Tool Metal Products Co.	33,342
M.A. Gedney Company	(76,000)
Magnum Systems, Inc.	(143,541)
Portrait Displays, Inc.	(35,381)
SMWC Acquisition Co., Inc.	29,544
Superior Holding, Inc.	39,000
Total Purchases (Debt Repayment)		(153,036)
Unrealized Gain (Loss)
Aviation Manufacturing Group, LLC	343,548
Feed Management Systems, Inc.	(468,099)
Handy Industries, LLC	(67,041)
Linton Truss Corporation	(75,035)
M.A. Gedney Company	75,999
Magnum Systems, Inc.	637,680
Monitronics International, Inc.	243,070
Portrait Display, Inc.	(132,355)
Pratt-Read Corporation	(1)
Superior Holding, Inc.	(500,000)
Total Unrealized Gain (Loss)		57,766
Balance, June 30, 2010		$11,680,002
The amount of total gains (losses) for the period included on the statement of operations attributable to changes in unrealized gains/losses relating to investments still held at the reporting date		57,766

For the nine months ended June 30, 2009		Total

Balance, September 30, 2008		$14,501,851
Purchases (Debt Repayment)
Central Fiber Corporation	(258,222)
Handy Industries, LLC	100,565
Superior Holding, Inc.	39,000
Linton Truss Corporation	20
Portrait Displays, Inc.	(42,292)
MainStream Data, Inc.	(100,056)
Morgan Ohare, Inc.	(57,292)
SMWC Acquisition Co., Inc.	(73,425)
Total Purchases (Debt Repayment)		(391,702)
Realized Loss
Kwik-Way Products, Inc.	(768,610)
MainStream Data, Inc.	(99,992)
Phonex Broadband Corporation	(1,155,000)

Total Realized Loss		(2,023,602)
Unrealized Gain (Loss)
Aviation Manufacturing Group, LLC	(215,520)
Detroit Tool Metal Products Co.	(321,973)
Portrait Display, Inc.	324,050
Kwik-Way Products, Inc.	768,610
Handy Industries, LLC	(278,492)
Linton Truss Corporation	(70,000)
M.A. Gedney Company	(70,000)
Magnum Systems, Inc.	(250,000)
Mainstream Data, Inc.	(24,951)
Morgan Ohare, Inc.	(216,667)
Phonex Broadband Corporation	1,154,999
Pratt-Read Corporation	(905,576)
Spectrum Products, LLC	432,706
Superior Holding, Inc.	(274,577)
Total Unrealized Gain (Loss)		52,609
Balance, June 30, 2009		$12,139,156
The amount of total gains (losses) for the period included on the statement of operations attributable to changes in unrealized gains/losses relating to investments still held at the reporting date		52,609
Total unrealized gains and losses recorded for Level III investments are reported in Net Change in Unrealized Loss in the Statements of Operations.

(6)           Note Payable

MACC has a term loan in the amount of $4,414,721 with CRB&T as of June 30, 2010.  This note is a variable interest rate note secured by a Security Agreement, Commercial Pledge Agreement and a Master Business Loan Agreement.  The interest rate fluctuates daily and is the greater of the Wall Street Journal prime rate plus 0.5%, or 6%.  The interest rate on the note at June 30, 2010 was 6.0%.  The note has a stated maturity of January 10, 2011. The note is secured by all of MACC’s assets and MACC is required to apply 80% of all cash proceeds received on the sale or liquidation of investments to pay down any amounts outstanding.  Under this agreement MACC is required to comply with certain financial covenants, including maintaining a minimum liquidity of $500,000, which commences upon the closing of the capital transaction.  MACC may need to consider additional sources of financing and additional sales of investments in order to meet the current payment and operating requirements.  No assurance can be given that we will be successful in our efforts to raise additional funding in the near term.

(7)           Subsequent Events

On July 16, 2010 the Company, pursuant to discussions with Staff of the Division of Investment Management, withdrew the registration statement filed with the SEC on September 11, 2008 for a rights offering to raise additional funds.   The Company however intends to seek additional measures for capital raising at the Annual Shareholder Meeting, targeted for September, 2010.  The proceeds of such capital raising will be allocated for operating purposes, to service the Note Payable and to begin the new investment strategy of investing in highly liquid public securities qualified for BDC investment.  These additional measures include shareholder approval to sell shares of common stock below net asset value and the authorization to enter into one or more transactions to issue common stock, preferred stock, convertible preferred stock or convertible debentures, or warrants, options or rights to subscribe to, convert, or purchase common stock, which transactions produce aggregate proceeds to the Company of at least $1,000,000 (collectively, the “capital transaction”).   The Company will also seek shareholder authorization to execute a reverse stock split, under which a shareholder would receive one share for each three outstanding shares.

On July 20, 2010, the Company received a delisting determination letter from the staff of the Nasdaq Stock Market, due to the Company’s failure to maintain compliance with the Nasdaq Capital Market’s listing requirement that the Company maintain a minimum market value of public shares of $1,000,000.   The rule provides the Company 180 calendar days to regain compliance.  If at any time during the 180 day period the Company’s minimum market value of public shares close at $1,000,000 or more for ten (10) consecutive days, Nasdaq will deliver written confirmation that the Company is in compliance with the rule and the matter will be closed.

The Company completed the sale of 540,551 common shares and 674,309 Series A Preferred shares of Feed Management Systems, Inc. on July 1, 2010.  The sale resulted in net proceeds of $1,288,285 to the Company.  An additional $151,007 has been placed into various escrow accounts to be released to the Company upon the satisfaction of certain conditions of the sale agreement.  In addition, the Company received a dividend payment of $126,851 from Feed Management Systems, Inc.  Following completion of this sale, on July 1, 2010, the Company paid $1,030,628 to Cedar Rapids Bank & Trust in the form of a principal payment on the outstanding note payable. Subsequent to the payment, the balance of the note payable on July 1, 2010 is $3,384,093.

The Company evaluated all events that have occurred subsequent to June 30, 2010 through the date of the filing of this Form 10-Q, and besides the above, no subsequent events have occurred requiring disclosure in the Form 10-Q.

(8)           Financial Highlights (Unaudited)

		For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the nine months ended June 30, 2010	For the nine months ended June 30, 2009

Per Share Operating Performance (For a share of capital stock outstanding throughout the period): Net asset value, beginning of period		$2.72	3.75	3.17	4.23

Expense from investment operations:
Investment expense, net		(0.09)	(0.04)	(0.23)	(0.17)
Net realized and unrealized
gain (loss) on investment transactions		0.33	(0.44)	0.02	(0.79)
Total from investment operations		0.24	(0.48)	(0.21)	(0.96)

Net asset value, end of period		$2.96	3.27	2.96	3.27
Closing bid price		$0.54	0.75	0.54	0.75

		For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the nine months ended June 30, 2010	For the nine months ended June 30, 2009

Total return
Net asset value basis	%	9.00	(12.73)	(6.45)	(22.78)
Market price basis	%	(21.74)	(16.67)	(32.50)	(44.85)

Net asset value, end of period (in thousands)		$7,306	8,057	7,306	8,057

Ratio to weighted average net assets:
Investment expense, net	%	(13.56)	(4.36)	(10.65)	(5.60)
Operating and income tax expense	%	16.96	11.00	14.99	11.53

The ratios of investment expense, net to average net assets, and operating and income tax expenses to average net assets are annualized.  The ratios of investment expense, net to average net assets, of operating and income tax expenses to average net assets and total return are calculated for common stockholders as a class.  Total return, which reflects the annual change in net assets, was calculated using the change in net assets between the beginning of the current fiscal year and end of the current year period.  An individual common stockholder’s return may vary from these returns.

MACC  PRIVATE EQUITIES INC.
SCHEDULE OF INVESTMENTS (UNAUDITED)
JUNE 30, 2010

Manufacturing:
Company	Security	Percent of Net assets	Value	Cost (d)

Aviation Manufacturing Group, LLC (a)	14% debt security, due December 31, 2011		616,000	616,000
Yankton, South Dakota	154,000 units preferred		154,000	154,000
Manufacturer of flight critical parts for airplanes	Membership interest 14% note, due December 31, 2011		1,114,587 77,000	39 77,000
			1,961,587	847,039

Detroit Tool Metal Products Co. (a)(e)	12% debt security, due December 31, 2011 (c)		1,371,508	1,912,087
Lebanon, Missouri	19,853.94 shares Series A preferred (c)		---	195,231
Metal stamping	7,887.17 shares common (c)		---	126,742
	8% debt security, due December 31, 2011 (c)		33,342	33,342
			1,404,850	2,267,402

Handy Industries, LLC (a)	1,015.79 units Class A1 preferred (c)		1	100,565
Marshalltown, Iowa
Manufacturer of lifts for motorcycles, trucks and
Industrial metal products

Linton Truss Corporation	542.8 common shares (c)		----	----
Delray Beach, Florida	400 shares Series 1 preferred (c)		1	40,000
Manufacturer of residential roof and	3,411.88 common shares (c)		---	36
Floor truss systems			1	40,036

Magnum Systems, Inc. (a)	12% debt security, due November 1, 2011		430,622	430,622
Parsons, Kansas	48,038 common shares		48,038	48,038
Manufacturer of industrial bagging equipment	292,800 shares preferred Warrant to purchase 56,529 common shares		304,512 968,245	304,512 565
			1,751,417	783,737

Spectrum Products, LLC (b)	13% debt security, due January 1, 2011 (c)		1,077,649	1,077,649
Missoula, Montana	385,000 units Series A preferred (c)		385,000	385,000
Manufacturer of equipment for the	Membership interest		351	351
swimming pool industry	35,073.50 units Class B preferred (c)		47,355	47,355
			1,510,355	1,510,355

Superior Holding, Inc. (a)	6% debt security, due April 1, 2013(c)		68,727	780,000
Wichita, Kansas	Warrant to purchase 11,143 common shares (c)		1	1
Manufacturer of industrial and	6% debt security, due April 1, 2013(c)		221,000	221,000
commercial boilers and shower	121,457 common shares (c)		---	121,457
doors, frames and enclosures	6% debt security, due April 1, 2013(c)		308,880	308,880
	312,000 common shares (c)		---	3,120
	12% debt security, due April 1, 2013		39,000	39.000
	12% debt security, due April 1, 2013		39,000	39,000
			676,608	1,512,458

MACC PRIVATE EQUITIES INC. SCH SCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED) JUNE 30, 2010

Manufacturing Continued: Company	Security	Percent of Net assets	Value	Cost (d)

Total manufacturing		62%	7,304,819	7,061,592

Service:

Monitronics International, Inc.	73,214 common shares		682,354	54,703
Dallas, Texas
Provides home security systems monitoring services

Morgan Ohare, Inc. (b)	0% debt security, due January 1, 2011 (c)		900,000	1,125,000
Addison, Illinois	10% debt security, due January 1, 2011		191,666	239,583
Fastener plating and heat treating	57 common shares		1	1
			1,091,667	1,364,584

SMWC Acquisition Co., Inc. (a)	12% debt security due September 30, 2011		220,000	220,000
Kansas City, Missouri	145,397 shares Series A preferred		290,794	290,794
Steel warehouse distribution and			510,794	510,794
Processing

Total Service		20%	2,284,815	1,930,081

Technology and Communications:

Feed Management Systems, Inc. (a)	540,551 common shares		898,728	1,327,186
Brooklyn Center, Minnesota	674,309 shares Series A preferred (c)		674,309	674,309
Batch feed software and systems			1,573,037	2,001,495
And B2B internet services

Portrait Displays, Inc.	10% debt security, due April 1, 2012		517,331	649,686
Pleasanton, California	Warrant to purchase 39,400 common shares		---	---
Designs and markets pivot			517,331	649,686
enabling software for LCD
computer monitors

Total technology and communications		18%	2,090,368	2,651,181

			$11,680,002	11,642,854

(a)	Affiliated company. Represents ownership of greater than 5% to 25% of the outstanding voting securities of the issuer, and is or was an affiliate of MACC, as defined in the Investment Company Act of 1940, at or during the period ended June 30, 2010.

(b)
Controlled company.  Represents ownership of greater than 25% of the outstanding voting securities of the issuer, and is or was a controlled affiliate of MACC as defined in the Investment Company Act of 1940 at or during the period ended June 30, 2010.

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

This section of the Quarterly Report on Form 10-Q for MACC Private Equities Inc. (“MACC” or “we” or “us”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by MACC’s management, other than statements of historical fact, are forward-looking statements.  These forward-looking statements are based on current management expectations that involve substantial risks and uncertainties that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements.  Forward-looking statements relate to future events or our future financial performance.  We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “targets,” “potential,” and “continue,” or the negative of these terms, or other similar words.  Examples of forward-looking statements contained in this Quarterly Report on Form 10-Q include statements regarding MACC’s:

•	ability to continue as a going concern;

•	ability to pay down debt;

•	ability to meet cash flow requirements;

•	future financial and operating results;

•	business strategies, prospects and prospects of its portfolio companies;

•	ability to operate as a business development company;

•	regulatory structure;

•	adequacy of cash resources and working capital;

•	projected costs;

•	competitive positions;

•	management’s plans and objectives for future operations;

•	industry trends; and

•	ability to exit the currently held investments

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

Third Quarter Ended June 30, 2010 Compared to Third Quarter Ended June 30, 2009

	For the three months ended June 30,
	2010	2009	Change

Total investment income	$56,330	152,445	(96,115)
Total operating expenses	(279,788)	(252,557)	(27,231)

Investment expense, net	(223,458)	(100,112)	(123,346)

Net realized gain (loss) on investments	---	(1,240,803)	1,240,803
Net change in unrealized appreciation/ depreciation on investments and other assets	826,589	165,280	661,309

Net gain (loss) on investments	826,589	(1,075,523)	1,902,112

Net change in net assets from operations	$603,131	(1,175,635)	1,778,766

Net asset value per share:
Beginning of period	$2.72	3.75

End of period	$2.96	3.27

Total Investment Income

During the current fiscal year third quarter, total investment income was $56,330 a decrease of $96,115, or 63%, from total investment income of $152,445 for the prior year third quarter.  In the current year third quarter as compared to the prior year third quarter, interest income decreased $115,220 or 86%, and dividend income increased $19,105, or 100%.  The decrease in interest income is the net result of (i) an increase in interest income due to one follow-on debt portfolio security investment, (ii) a decrease due to repayments of principal on debt portfolio securities issued to us by four portfolio companies, and (iii) a decrease in interest income on one debt portfolio security which has been placed on non-accrual of interest status.  In both the current year third quarter and the prior year third quarter, MACC received a dividend on one existing portfolio investment.  The increase in dividend income in the current year was due to a larger dividend amount.  MACC anticipates that its dividend income will decrease in future periods.

Net Operating Expenses

Net operating expenses for the third quarter of the current year were $279,788, an increase of $27,231 or 11%, as compared to net operating expenses for the prior year third quarter of $252,557.  Interest expense decreased $17,831 or 21%, in the current year third quarter due to the decrease in the principal balance of the Note Payable to Cedar Rapids Bank & Trust Company as discussed below under Going Concern Uncertainty, Financial Condition, Liquidity and Capital Resources.

Management fees decreased $13,383, or 33%, in the current year third quarter due to the investment adviser, Eudaimonia Asset Management, LLC (“EAM”), having voluntarily waived its management fee of 1% of net assets, effective in May 2009, for an indefinite period.  The remaining 1% of the management fee continues to be paid to our subadviser, InvestAmerica Investment Advisors, Inc. (“InvestAmerica”).  Professional fees increased $51,315, or 94%, in the current year third quarter as compared to the prior year third quarter.  The increase is primarily related to legal costs incurred in the evaluation of future capital transactions and expenses to retain listing on the NASDAQ market.  Other expenses increased $7,130, or 10%, in the current year third quarter as compared to the prior year third quarter primarily due to the expenses incurred in retaining an outside consultant to represent the Company in retaining its NASDAQ market listing status.

Investment Expense, Net

For the current year third quarter, MACC recorded investment expense, net of $223,458, as compared to investment expense, net of $100,112 during the prior year third quarter, a decrease of $123,346, or 123%.  The decrease in investment expense, net is primarily the result of the decrease in interest income.

Net Realized Gain (Loss) on Investments

During the current year third quarter, MACC had no net realized gain or loss on investments, as compared with a net loss of $1,240,803 in the prior year third quarter.  Management does not attempt to maintain a comparable level of realized gains quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities.  Under the Investment Advisory Agreement, the Investment Adviser is entitled to be paid an incentive fee, which is calculated as a percentage of the excess of our realized gains in a particular period, over the sum of net realized losses, unrealized depreciation, and operating losses during the same period. As a result, the timing of realized gains, realized losses and unrealized depreciation can have an effect on the amount of the incentive fee payable to the Investment Adviser under the Advisory Agreement.

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

Also, effective April, 29, 2008, MACC and EAM entered into an Investment Subadvisory Agreement (the “Subadvisory Agreement”) with InvestAmerica, pursuant to which InvestAmerica continues to manage our portfolio of investments which existed on the effective date of the Subadvisory Agreement (the “Existing Portfolio”).  Under the terms of the Subadvisory Agreement, EAM pays InvestAmerica an incentive fee based on a portion of the incentive fees paid to EAM by us under the EAM Advisory Agreement attributable to the Existing Portfolio.

Net Change in Unrealized Appreciation/Depreciation of Investments

Net change in unrealized appreciation/depreciation on investments represents the change for the period in the unrealized appreciation, net of unrealized depreciation, on our total investment portfolio based on the valuation method described under “Critical Accounting Policy.”

We recorded a net change in unrealized appreciation/depreciation on investments of $826,589 during the current year third quarter, as compared to $165,280 during the prior year third quarter.  This net change resulted from:

●
Unrealized appreciation in the fair value of three portfolio companies totaling $853,552 during the current year third quarter, as compared to no unrealized appreciation during the prior year third quarter.

●
No reversal of unrealized appreciation during the current year third quarter, as compared to reversal of unrealized appreciation in the fair value of three portfolio companies totaling $495,520 during the prior year third quarter.

●
Unrealized depreciation in the fair value of one portfolio company totaling $26,963 during the current year third quarter, as compared to unrealized depreciation in the fair value of five portfolio companies of $926,905 during the prior year third quarter.

●
No reversal of unrealized depreciation during the current year third quarter, as compared to reversal of unrealized depreciation of $1,587,705 in two portfolio companies in the prior year third quarter.

Net Change in Net Assets from Operations

We experienced an increase of $603,131 in net assets for the third quarter of fiscal year 2010, and the resulting net asset value per share was $2.96 as of June 30, 2010, as compared to $3.17 as of September 30, 2009.  The increase in net asset value during the third quarter ended June 30, 2010 was primarily the result of the net change in unrealized appreciation/depreciation on investments, as described above.

As of June 30, 2010, we had two portfolio investments valued at cost, had recorded unrealized appreciation on three portfolio investments, and had recorded unrealized depreciation on seven portfolio investments.  Quarterly valuations can be affected by a portfolio company’s short term performance that results in increases or decreases in unrealized depreciation and unrealized appreciation for the quarter.  Changes in the fair value of a portfolio security may or may not be indicative of the long term performance of the portfolio company.

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

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

	For the nine months ended June 30,
	2010	2009	Change

Total investment income	$228,296	445,586	(217,290)
Net operating expense	(789,449)	(866,267)	76,818

Investment expense, net	(561,153)	(420,681)	(140,472)

Net realized (loss) gain on investments	(3,063,596)	(2,009,413)	(1,054,183)
Net change in unrealized appreciation/ depreciation on investments and other assets	3,121,362	52,609	3,068,753

Net loss on investments	57,766	(1,956,804)	2,014,570

Net change in net assets from operations	$(503,387)	(2,377,485)	1,874,098
Net asset value per share:
Beginning of period	$3.17	4.23
End of period	$2.96	3.27

Total Investment Income

During the current fiscal year nine-month period, total investment income was $228,296 a decrease of $217,290, or 49%, from total investment income of $445,586 for the prior year nine-month period.  In the current year nine-month period as compared to the prior year nine-month period, interest income decreased $163,970, or 53%, and dividend income decreased $53,320, or 39%.  The decrease in interest income is the net result of (i) an increase due to one follow-on debt portfolio security investment,  (ii) an increase due to one debt portfolio security paying interest which was on non-accrual of interest status, (iii) an increase due to one debt portfolio security paying interest for the year which was on non-accrual of interest status, (iv) a decrease due to repayments of principal on debt portfolio securities issued to us by three portfolio companies, (v) a decrease due to two debt portfolio securities which have been placed on non-accrual of interest status, and (vi) a decrease in interest income on one debt portfolio security which has been written off in the nine-month period of the current year.  In both the current year nine-month period and the prior year nine-month period, MACC received dividends on two existing portfolio investments, however the current year dividends were smaller.  MACC anticipates that its dividend income will continue to decrease in future periods.

Net Operating Expenses

Net operating expenses for the nine-month period of the current year were $789,449, a decrease of $76,818, or 9%, as compared to net operating expenses for the prior year nine-month period of $866,267.  Interest expense decreased $22,359, or 10%, in the current year nine-month period due to the repayment of principal.  Management fees decreased $104,835, or 55%, in the current year nine-month period due to the investment adviser, EAM, having voluntarily waived its management fee of 1% on net assets, effective in May 2009, for an indefinite period.  The remaining 1% of the management fee continues to be paid to our subadviser, InvestAmerica.   Professional fees increased $52,683, or 23%, in the current year nine-month period.  The increase is primarily related to legal costs incurred in the evaluation of future capital transactions and expenses to retain listing on the NASDAQ market.  Other expenses decreased $2,307, or 1%, in the current year nine-month period as compared to the prior year nine-month period.

Investment Expense, Net

For the current year nine-month period, MACC recorded investment expense, net of $561,153, as compared to investment expense, net of $420,681 during the prior year nine-month period, an increase of $140,472, or 33%.  The increase in investment expense, net is the result of the decrease in investment income and the increase in investment expense described above.

Net Realized Gain on Investments

During the current year nine-month period, MACC realized a net loss of $3,063,596 on three portfolio investments, as compared with net realized loss on investments of $2,009,413 during the prior year nine-month period.  The current period realized loss was the write-off of two portfolio investments which had been previously written down to $1 through unrealized losses and the write down on one portfolio investment due to the restructure of the investment.  Management does not attempt to maintain a comparable level of realized gains quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities.

Net Change in Unrealized Appreciation/Depreciation of Investments and Other Assets

Net change in unrealized appreciation/depreciation on investments represents the change for the period in the unrealized appreciation, net of unrealized depreciation, on MACC’s total investment portfolio based on the valuation method described under “Critical Accounting Policy”.

MACC recorded net change in unrealized appreciation/depreciation on investments of $3,121,362 during the current year nine-month period, as compared to $52,609 during the prior year nine-month period.  This net change resulted from:

●	Unrealized appreciation in the fair value of three portfolio companies totaling $1,224,298 during the current year nine-month period, as compared to no unrealized appreciation in the during the prior year nine-month period.

●
Reversal of unrealized appreciation in the fair value of two portfolio companies totaling $74,641 during the current year nine-month period, as compared to reversal of unrealized appreciation in the fair value of four portfolio companies totaling $560,471 during the prior year nine-month period.

●
Unrealized depreciation in the fair value of four portfolio companies of $1,100,848 during the current year nine-month period, as compared to unrealized depreciation in the fair value of six portfolio companies of $2,067,285 during the prior year nine-month period.

●
Reversal of unrealized depreciation of $3,072,553 in three portfolio companies written-off during the current year nine-month period, as compared to reversal of unrealized depreciation of $2,680,365 in four portfolio companies in the prior year nine-month period.

Going Concern Uncertainty, Financial Condition, Liquidity and Capital Resources

Global capital markets entered into a period of significant disruption in 2008, as evidenced by a lack of liquidity in debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk and the failure of major financial institutions.  Despite actions of the United States federal government and foreign governments, these events have contributed to difficult economic conditions that are materially and adversely impacting the broader financial and credit markets and have significantly reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular.  These conditions could continue for a prolonged period of time or worsen in the future.  While these conditions persist, we and other companies in the financial services sector may need, or may choose to access alternative markets for debt and equity capital which may only be available at a higher cost, and/or on less favorable terms and conditions.  Conversely, our portfolio companies may not be able to service or refinance their debt which could materially and adversely affect our financial condition as we would experience reduced income or even losses. The inability to raise capital and the risk of portfolio company defaults may have a negative effect on our business, financial condition and results of operations.

As of June 30, 2010, our cash and money market accounts totaled $101,165.  MACC has a note payable (“Note Payable”) with Cedar Rapids Bank & Trust Company (“CRB&T”) in the amount of $4,414,721 at June 30, 2010 that is due and payable January 10, 2011.  On July 1, 2010 (as further described in footnote 7. of the financial statements), the Company completed the sale of a portfolio asset resulting in the proceeds of $1,415,136, of which $1,030,628 was used to pay down the Note Payable.  These transactions resulted in additional working capital of $384,508 to the Company.

Even with this most recent sale current working capital and cash will not be adequate for continued operations.  MACC continues to seek additional cash through future sales of portfolio equity and debt securities.  The efforts to sell investments have taken longer than initially anticipated while performance of the underlying portfolio companies in certain cases has deteriorated.  The ability to liquidate positions had been adversely affected by credit conditions and the downturn in the financial markets and the global economy.  MACC continues to review its current investment portfolio and evaluate potential exit opportunities meant to maximize return on initial investment.

The Company is also in the process of  seeking shareholder approval to sell shares below net asset level, and the authorization to issue warrants, options or rights to acquire shares at no less than current market prices per share (with this authorization limited to no more than 25% of outstanding shares).  The Company intends the new funds to be used to stabilize operating capital and to provide capital to initiate the new strategy of investing in highly liquid public securities qualified for BDC investment.  If such sale and capital raising efforts are not successful, MACC may need to liquidate its current investment portfolio, to the extent possible, which could result in significant realized losses due to the current economic conditions.

The following table shows our significant contractual obligations for the repayment of the Note Payable and other contractual obligations as of June 30, 2010:

Payments due by period

Contractual Obligations
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Note Payable	$4,414,721	4,414,721	---	---	---

Incentive Fees Payable	$16,361	16,361	---	---	---

Failure to pay-off, refinance or find alternative financing for the term loan could pose significant financial risks to MACC given the relative illiquid nature of the Existing Portfolio.  In addition, we anticipate that our current cash and money market accounts will not be adequate enough to fund our cash flow short-fall from operations over the coming year.  We will need to liquidate portfolio assets to fund the operating cash short-fall.  Although management believes we will be able liquidate portfolio assets sufficient to provide funds for MACC to meet its anticipated cash requirements, there can be no assurance that MACC’s cash flows from portfolio sales, operations or cash requirements will be as projected.

Portfolio Activity

With respect to the Existing Portfolio, we have invested in and lent to businesses through investments in subordinated debt (generally with detachable equity warrants), preferred stock and common stock.  We, however, are not currently making investments in new portfolio companies.  As of June 30, 2010, certain debt investments have expired or were near expiration.  Since the quarter end, we have either restructured or continue to work toward restructuring these investments.  The total portfolio value of our investments in illiquid securities was $11,680,002 at June 30, 2010 and $11,775,272 at September 30, 2009.  During the three months ended June 30, 2010, no follow-on investments were made in existing portfolio companies.

With respect to the Existing Portfolio, we have frequently co-invested with other funds managed by InvestAmerica.  When we make any co-investment with these related funds, we follow certain procedures consistent with orders of the SEC for related party co-investments to mitigate conflict of interest issues.

Critical Accounting Policy

In September 2006, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for fair value measurements and disclosures which defines fair value, establishes a framework for measuring fair value and expands disclosures related to assets and liabilities measured at fair value. In February 2008, the FASB issued additional authoritative guidance for fair value measurements which delayed the effective date of the authoritative guidance for fair value measurements to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  We adopted the provisions of the authoritative guidance for fair value measurements on January 1, 2008, with the exception of the application of the guidance to nonrecurring non financial assets and non-financial liabilities which we adopted on October 1, 2009.

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

We are subject to market risk from changes in market prices of publicly-traded equity securities held from time to time in our investment portfolio.  At June 30, 2010, we had no publicly-traded equity securities in the Existing Portfolio, but, as noted elsewhere, we intend to pursue an investment strategy consisting of new equity investments in very small public companies that qualify for investment by BDCs under the 1940 Act, to the extent we are able to raise additional capital.

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

Recent market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity.  For the three months ended June 30, 2010, we recorded net unrealized appreciation on our portfolio of investments of $826,589, which was attributable to the increase in fair value of our portfolio.  While the current three month period reflects an upturn in our portfolio, we cannot rely on continuing increases in the value of our portfolio in that economic conditions remain in a state of uncertainty and the general illiquidity of capital markets continues.

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

As of the end of the period covered by this report, in accordance with Item 307 of Regulation S-K promulgated under the 1933 Act, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) have conducted evaluations of our disclosure controls and procedures.  As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Certifying Officers have reviewed our disclosure controls and procedures and have concluded that those disclosure controls and procedures were effective as of June 30, 2010.  In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, each of the Certifying Officers has executed an Officer’s Certification included in this Quarterly Report on Form 10-Q.

As of June 30, 2010, there have not been any significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

On July 27, 2010, the Company’s Board of Directors adopted amendments to MACC’s Third Amended and Restated Bylaws, effective as of such date.   The Third Amended and Restated Bylaws were amended and restated to change the number of directors from five (5) to four (4) by amending Article II, Section 1.

The foregoing is a brief description of the amendments to MACC’s Third Amended and Restated Bylaws and is qualified in its entirety by reference to the full text of the Fourth Amended and Restated Bylaws.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

3.1	Fourth Amended and Restated Bylaws, dated July 27, 2010.

31.1	Section 302 Certification of Travis T. Prentice (President and CEO).

31.2	Section 302 Certification of Derek J. Gaertner (CFO).

32.1	Section 1350 Certification of Travis T. Prentice (President and CEO).

32.2	Section 1350 Certification of Derek J. Gaertner (CFO).

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACC PRIVATE EQUITIES INC.

Date: August 16, 2010	By:	/s/ Travis T. Prentice
Travis T. Prentice, President and CEO

Date: August 16, 2010	By:	/s/ Derek J. Gaertner
Derek J. Gaertner, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description	Page

3.1	Fourth Amended and Restated Bylaws, dated July 27, 2010	1-14 of Ex. 3.1

31.1	Section 302 Certification of Travis T. Prentice (CEO)	28

31.2	Section 302 Certification of Derek J. Gaertner (CFO)	29

32.1	Section 1350 Certification of Travis T. Prentice (CEO)	30

32.2	Section 1350 Certification of Derek J. Gaertner (CFO)	31