Form 10-Q/A
period 2010-06-30
MACC PRIVATE EQUITIES INC
filed 2010-08-18
CIK 923808

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

EXPLANATORY NOTE

 The purpose of this Amendment No. 1 on Form 10-Q/A to MACC Private Equities Inc. (the “Company”) quarterly report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the Securities and Exchange Commission on August 16, 2010 (the “Initial Filing”), is to amend the Initial Filing to note that the financial statements were not reviewed by the Company's independent registered public accounting firm in accordance with SAS 100 as required by Rule 10-01(d) of Regulation S-X.  Further, an adjustment to the recorded value of a certain portfolio investment may be required and may relate to a prior period.  No other changes have been made to the Initial Filing.

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

MACC PRIVATE EQUITIES INC.

Date: August 18, 2010	By:	/s/ Travis T. Prentice
Travis T. Prentice, President and CEO

Date: August 18, 2010	By:	/s/ Derek J. Gaertner
Derek J. Gaertner, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description	Page

3.1	Fourth Amended and Restated Bylaws, dated July 27, 2010	1-14 of Ex. 3.1

31.1	Section 302 Certification of Travis T. Prentice (CEO)	28

31.2	Section 302 Certification of Derek J. Gaertner (CFO)	29

32.1	Section 1350 Certification of Travis T. Prentice (CEO)	30

32.2	Section 1350 Certification of Derek J. Gaertner (CFO)	31