Form 10-Q/A
period 2010-06-30
MACC PRIVATE EQUITIES INC
filed 2010-09-17
CIK 923808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 2)
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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-Q/A to MACC Private Equities Inc. (the “Company”) quarterly report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the Securities and Exchange Commission on August 16, 2010, as amended by Amendment No. 1 filed with the Securities and Exchange Commission on August 18, 2010  (the “Report”), is to amend the Report to note that the financial statements have now been reviewed by the Company's independent registered public accounting firm in accordance with SAS 100 as required by Rule 10-01(d) of Regulation S-X.  No other changes have been made to the Report.

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

 MACC PRIVATE EQUITIES INC.
SCHEDULE OF INVESTMENTS (UNAUDITED)
JUNE 30, 2010

Manufacturing:
Company	Security	Percent of Net assets	Value	Cost (d)

Aviation Manufacturing Group, LLC (a)	14% debt security, due December 31, 2011		616,000	616,000
Yankton, South Dakota	154,000 units preferred		154,000	154,000
Manufacturer of flight critical parts for airplanes	Membership interest 14% note, due December 31, 2011		1,114,587 77,000	39 77,000
			1,961,587	847,039

Detroit Tool Metal Products Co. (a)(e)	12% debt security, due December 31, 2011 (c)		1,371,508	1,912,087
Lebanon, Missouri	19,853.94 shares Series A preferred (c)		---	195,231
Metal stamping	7,887.17 shares common (c)		---	126,742
	8% debt security, due December 31, 2011 (c)		33,342	33,342
			1,404,850	2,267,402

Handy Industries, LLC (a)	1,015.79 units Class A1 preferred (c)		1	100,565
Marshalltown, Iowa
Manufacturer of lifts for motorcycles, trucks and
Industrial metal products

Linton Truss Corporation	542.8 common shares (c)		----	----
Delray Beach, Florida	400 shares Series 1 preferred (c)		1	40,000
Manufacturer of residential roof and	3,411.88 common shares (c)		---	36
Floor truss systems			1	40,036

Magnum Systems, Inc. (a)	12% debt security, due November 1, 2011		430,622	430,622
Parsons, Kansas	48,038 common shares		48,038	48,038
Manufacturer of industrial bagging equipment	292,800 shares preferred Warrant to purchase 56,529 common shares		304,512 968,245	304,512 565
			1,751,417	783,737

Spectrum Products, LLC (b)	13% debt security, due January 1, 2011 (c)		1,077,649	1,077,649
Missoula, Montana	385,000 units Series A preferred (c)		385,000	385,000
Manufacturer of equipment for the	Membership interest		351	351
swimming pool industry	35,073.50 units Class B preferred (c)		47,355	47,355
			1,510,355	1,510,355

Superior Holding, Inc. (a)	6% debt security, due April 1, 2013(c)		68,727	780,000
Wichita, Kansas	Warrant to purchase 11,143 common shares (c)		1	1
Manufacturer of industrial and	6% debt security, due April 1, 2013(c)		221,000	221,000
commercial boilers and shower	121,457 common shares (c)		---	121,457
doors, frames and enclosures	6% debt security, due April 1, 2013(c)		308,880	308,880
	312,000 common shares (c)		---	3,120
	12% debt security, due April 1, 2013		39,000	39.000
	12% debt security, due April 1, 2013		39,000	39,000
			676,608	1,512,45

MACC PRIVATE EQUITIES INC.
SCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED)
JUNE 30, 2010

Manufacturing Continued: Company	Security	Percent of Net assets	Value	Cost (d)

Total manufacturing		62%	7,304,819	7,061,592

Service:

Monitronics International, Inc.	73,214 common shares		682,354	54,703
Dallas, Texas
Provides home security systems monitoring services

Morgan Ohare, Inc. (b)	0% debt security, due January 1, 2011 (c)		900,000	1,125,000
Addison, Illinois	10% debt security, due January 1, 2011		191,666	239,583
Fastener plating and heat treating	57 common shares		1	1
			1,091,667	1,364,584

SMWC Acquisition Co., Inc. (a)	12% debt security due September 30, 2011		220,000	220,000
Kansas City, Missouri	145,397 shares Series A preferred		290,794	290,794
Steel warehouse distribution and			510,794	510,794
Processing

Total Service		20%	2,284,815	1,930,081

Technology and Communications:

Feed Management Systems, Inc. (a)	540,551 common shares		898,728	1,327,186
Brooklyn Center, Minnesota	674,309 shares Series A preferred (c)		674,309	674,309
Batch feed software and systems			1,573,037	2,001,495
And B2B internet services

Portrait Displays, Inc.	10% debt security, due April 1, 2012		517,331	649,686
Pleasanton, California	Warrant to purchase 39,400 common shares		---	---
Designs and markets pivot			517,331	649,686
enabling software for LCD
computer monitors

Total technology and communications		18%	2,090,368	2,651,181

			$11,680,002	11,642,854

(a)
(a) (b)
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

● ●
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

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no items to report.

Item 1A.	Risk Factors.

There are no material changes to report from the risk factors disclosed in MACC’s Annual Report on Form 10-K for the year ended September 30, 2009.

Item 1A.	Unregistered Sales of Equity Securities and Use of Proceeds.

There are no items to report.

Item 3.	Defaults Upon Senior Securities.

There are no items to report.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

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

MACC PRIVATE EQUITIES INC.

Date: September 17, 2010	By:	/s/ Travis T. Prentice
Travis T. Prentice, President and CEO

Date: September 17, 2010	By:	/s/ Derek J. Gaertner
Derek J. Gaertner, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description	Page

31.1	Section 302 Certification of Travis T. Prentice (CEO)	28

31.2	Section 302 Certification of Derek J. Gaertner (CFO)	29

32.1	Section 1350 Certification of Travis T. Prentice (CEO)	30

32.2	Section 1350 Certification of Derek J. Gaertner (CFO)	31