Form 10-K
period 2010-09-30
MACC PRIVATE EQUITIES INC
filed 2010-12-29
CIK 923808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K
(Mark one)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission file number 000-24412

MACC PRIVATE EQUITIES INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1421406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2533 South Coast Highway 101; Suite 240, Cardiff-By-The-Sea, California	92007
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 15, 2010, based upon the value of the price reported by the OTCQB on that date: $1,700,588.

Number of shares outstanding of the registrant's Common Stock as of December 15, 2010: 2,464,621

DOCUMENTS INCORPORATED BY REFERENCE - None.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K of MACC Private Equities Inc. (“MACC” or “we” or “us” or the “Company”) contains forward-looking statements. All statements in this Form 10-K, including those made by MACC’s management, other than statements of historical fact, are forward-looking statements.  These forward-looking statements are based on current management expectations that involve substantial risks and uncertainties that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements.  Forward-looking statements relate to future events or our future financial performance.  We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “targets,” “potential,” and “continue,” or the negative of these terms, or other similar words.  Examples of forward-looking statements contained in this Form 10-K include statements regarding MACC’s:

●	ability to continue as a going concern;
●	ability to pay down debt;
●	ability to meet cash flow requirements;
●	future financial and operating results;
●	business strategies, prospects, and prospects of its portfolio companies;
●	ability to operate as a business development company;
●	regulatory structure;
●	adequacy of cash resources and working capital;
●	projected costs;
●	competitive positions;
●	management’s plans and objectives for future operations; and
●	industry trends.

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

Part I
Item 1.  Business.

General

MACC Private Equities Inc. was formed as a Delaware corporation on March 3, 1994.  It has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  MACC has no employees, and all of its day to day operations are carried out by its officers and the staff of its investment adviser, Eudaimonia Asset Management, LLC (“EAM” or the “Adviser”) with the assistance of its subadviser, InvestAmerica Investment Advisors, Inc. (“InvestAmerica” or the “Subadviser”).  EAM was engaged by MACC in April 2008 to manage any assets which are raised after that date (the “New Portfolio”), and InvestAmerica was engaged by MACC and EAM to assist EAM in continuing to manage the assets which MACC held prior to April 2008 (the “Existing Portfolio”).  However, as of the date of this report, no new assets have been raised to create the New Portfolio.  In addition, at the annual meeting held on November 30, 2010 the shareholders voted against allowing the MACC to 1) sell or otherwise issue shares of the Company’s common stock at a price below its then-current net asset value per share, and 2) to issue warrants, options or rights to subscribe for or convert into the Company’s common stock.   The Board of Directors is evaluating appropriate next steps based on shareholder actions.  The Board will continue to review a number of alternatives, including seeking shareholder approval to liquidate.  At same time, we will continue to harvest Existing Portfolio assets to continue the repayment of our outstanding debt.

Financial Information

Please refer to “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about revenues, profit and loss measurements and total assets and liabilities, and “Item 8 - Financial Statements and Supplementary Data” for our financial statements and supplementary data.

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

Investments and Divestitures

During the fiscal year 2010, MACC sold portfolio investments and collected on installment sales resulting in a net realized loss of $3,185,785.  MACC made two follow-on investments of Existing Portfolio companies of $72,342 in order to protect its interests in those positions.

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

MACC continues to have an ongoing need to raise cash from portfolio sales to fund operations and pay down outstanding debt.  MACC’s effort to sell certain investments has taken longer than initially anticipated while performance of the underlying portfolio companies in certain cases has deteriorated.  MACC’s ability to liquidate positions continued to be adversely affected by current credit conditions and the downturn in the financial markets and the global economy throughout the current fiscal year.  MACC had a principal of $3,367,928 on its term loan (the “Term Loan”) with Cedar Rapids Bank & Trust (“CRB&T”), on September 30, 2010 which is due and payable on January 10, 2011.  On December 13, 2010, the Company paid $693,263 to CRB&T in the form of a principal payment on the outstanding note payable with the CRB&T.  The payment was made from proceeds of a portfolio company exit transaction and in accordance with the terms outlined in the Term Loan.  Subsequent to the payment, the balance of the Term Loan on December 13, 2010 was $2,663,029.  It is expected that MACC will enter into an extension of the Term Loan on or about January 10, 2011 which will extend its maturity date to July 10, 2011.

MACC will need to either extend the due date on the current Term Loan or consider additional sources of financing and additional sales of investments in order to meet current payment and operating requirements.  No assurance can be given that MACC will be successful in its efforts to extend its current financing arrangement or raise additional funding in the near term and accordingly these facts raise substantial doubt about MACC’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that MACC will continue as a going concern.

At MACC’s annual shareholder meeting held on November 30, 2010, shareholders voted against giving MACC the ability to raise additional capital through the issuance of shares of common stock at a price below MACC’s then-current

net asset value per share.   In addition, shareholders voted against allowing MACC the ability to issue warrants, options or rights to subscribe for or convert into common stock.  Without these authorizations to sell shares at below net asset value or issue options or warrants, MACC’s ability to raise funding through the capital markets is highly unlikely.

An investment strategy focused primarily on privately-held companies presents certain challenges, including the lack of available information about these companies, a dependence upon the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

As a BDC, MACC invests a large portion of its assets in restricted securities issued by small, private companies, some of which have operated at losses or have experienced substantial fluctuations in operating results.   There is generally little or no publicly available information about such companies and MACC must rely on the diligence of its Adviser and Subadviser to obtain the information necessary for its decision to invest in these companies.  In order to maintain its status as a BDC, MACC must have at least 70% of its total assets invested in Qualifying Assets.  Typically, for their success, such companies depend on the management talents and efforts of one person or a small group of persons, so that the death, disability or resignation of such person or persons could have a materially adverse impact on them.  Moreover, smaller companies frequently have narrower product lines and smaller market shares than larger companies and, therefore, may be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns.  Such companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities, and a larger number of qualified managerial and technical personnel.  Because these companies will generally have highly leveraged capital structures, reduced cash flow resulting from an adverse business development, shifts in customer preferences, an economic downturn or the inability to complete a public offering or other financing may adversely affect the return on, or the recovery of, MACC’s investment in them.  Investment in such companies therefore involves a high degree of business and financial risk, which can result in substantial losses and, accordingly, should be considered highly speculative.  No assurance can be given that some of MACC’s investments will not result in substantial or complete losses.

Because our investments are and will continue to typically be privately-issued, they will have limited liquidity, and thus their value is decreased.

All of our Existing Portfolio investments consist of securities acquired directly from their issuers in private transactions.  They are usually subject to restrictions on resale and are generally illiquid.  Usually there is no established trading market for such securities into which they could be sold.  In addition, most of the securities are not eligible for sale to the public without registration under the 1933 Act, which would involve delay and expense.  Restricted securities generally sell at a price lower than similar securities that are not subject to restrictions on sale.

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

In addition to our outstanding loans discussed below, we may borrow additional money to increase our ability to make investments, though we do not anticipate issuing preferred stock in the next twelve months.  Lenders from whom we may borrow money or holders of our debt (or preferred, if issued) securities will have fixed dollar claims on our assets that are superior to the claims of our stockholders, and we may grant a security interest in our assets in connection with our debt.  Current and potential lenders will not, however, hold any veto or other power to change any of our policies.  In the case of a liquidation event, those lenders or note holders (in addition to holders of preferred stock if we issued such stock) would receive proceeds before our stockholders.  Though we presently have no plans to do so, if we incur additional debt, the costs associated with such leverage, including commitment fees and interest (in the case of debt) or issuance and dividend costs (in the case of preferred stock), would be borne entirely by holders of our common stock.

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

Leverage is generally considered a speculative investment technique.  If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would had we not leveraged.  Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not leveraged.   If an asset purchased with leverage declines in value, the fact that we incurred leverage to finance the purchase of such asset will compound the decrease in our net assets attributable to our common stock and could eliminate our equity in such investment.  Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage.  Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common stock.  Our ability to service any debt that we incur will depend largely on our financial performance and the performance of our portfolio companies and will be subject to prevailing economic conditions, competitive pressures and risks of default.

MACC had a principal of $3,367,928 on its Term Loan with CRB&T, on September 30, 2010.  The Term Loan has a stated maturity date of January 10, 2011 and is subject to a variable interest rate based on an independent index.  The current interest rate applicable to the Term loan is 6.0%.  It is expected that MACC will enter into an extension of the Term Loan on or about January 10, 2011 which will extend the maturity date of the Term Loan to July 10, 2011.

We have lost money which impacts our ability to operate.

Due to a number of factors, MACC’s assets have declined in the last several years, along with its share price.  These results have negatively impacted our ability to raise capital as part of our strategy to increase assets for the New Portfolio in an effort to decrease our per-share expenses.  Most recently, our stockholders have not approved alternative capital raising proposals to fund a New Portfolio investment strategy.  Our decline in assets has also hindered our ability to undertake leverage to increase assets and potential returns.  Furthermore, our past performance has limited our liquidity and has caused our financial condition to deteriorate.  There can be no assurance that our future performance will improve.

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

When we are a debt or minority equity investor in a portfolio company, we may not be in a position to control or significantly influence that portfolio company.

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

Although the Existing Portfolio is static, we compete with public and private funds, commercial and investment banks and commercial financing companies to make the types of investments that we make.  Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us.  For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, allowing them to consider a wider variety of investments and establish more relationships than us.  Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a result of our election to be regulated as a BDC.

Closed-end investment companies’ shares usually trade below net asset value.

Shares of closed-end investment companies like MACC frequently trade at a discount from net asset value and MACC’s shares have historically traded at a discount from net asset value.  At September 30, 2010, MACC’s shares traded at a 65% discount to their net asset value on the OTCQB (as discussed in Item 5).  This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our per share net asset value will decline.  In addition, due to the following reasons, MACC is not only different from other closed-end funds, but is at greater risk than similar venture capital closed-end funds.

●
First, many closed-end funds generally are structured to produce annual dividends to shareholders.  MACC, however, has not paid dividends but, rather, retained all income after taxes and expenses to reduce debt or fund additional investments and thus create capital appreciation.  The return to holders of MACC’s common stock is thus anticipated to be long-term and capital in nature.

●
Second, due to several factors, including the small size of MACC relative to fixed expenses, and the fact that much of the income of MACC arises through capital gains rather than ordinary income, MACC has lost money (that is, had net investment expense, rather than net investment income) in each of the last seven years.  Many similar funds are structured to earn sufficient current income to achieve operating income (investment income in excess of operating expenses) each year.

●
Third, at MACC’s annual shareholder meeting held on November 30, 2010, shareholders voted against giving MACC the ability to raise additional capital through the issuance of shares of common stock at a price below MACC’s then-current net asset value per share.   In addition, shareholders voted against allowing MACC the ability to issue warrants, options or rights to subscribe for or convert into common stock.  Without these authorizations to sell shares at below net asset value or issue options or warrants, MACC’s ability to raise funding through the capital markets is highly unlikely.

We may not be able to elect pass-through tax treatment in the future.

Currently, MACC is a taxable entity (a “C corporation”) in order to utilize net operating loss carryforwards generated from a predecessor company as well as its operating losses.  In the future, depending on the ability to operate as a going concern, MACC may elect to qualify for pass-through tax treatment contained in Subchapter M of the Internal Revenue Code of 1986, as amended (“Code”).  Subchapter M allows certain income to be taxed at the shareholder level only without incurring tax at the corporate level, although MACC may be subject to a corporate level tax on certain built-in gains in existence at the time MACC would first become subject to Subchapter M.  It is possible that, for a number of reasons, MACC may be unable to meet Subchapter M requirements, or that it may also cease to qualify for pass-through treatment, or be subject to a four percent excise tax, if it fails to make certain distributions.  Under the 1940 Act, MACC is not permitted to make distributions to shareholders unless it meets certain asset coverage requirements with respect to money borrowed and any senior securities issued.  Non-availability of pass-through tax treatment may potentially have a materially adverse effect on the total return, if any, obtainable from an investment in MACC’s shares, once net operating loss carryforwards are no longer available and the Subchapter M election has become advantageous.

We are dependent upon our Adviser’s and Subadviser’s key personnel for our future success.

We depend on the diligence, expertise and business relationships of our Adviser and Subadviser.  If we commence investing in the New Portfolio, the Adviser will evaluate, negotiate, structure, monitor, and close our investments, subject to supervision by the MACC Board of Directors (the “Board”).  Our advisory agreements with EAM and InvestAmerica are short-term in nature and subject to cancellation on sixty days’ notice.  Our future success will depend on the continued service of certain key individuals of the Adviser and Subadviser.  The departure of one or more of these key individuals could have a material adverse effect on our ability to achieve our investment objectives and on the value of our common stock.  We will rely on certain employees of the Adviser and Subadviser, who may devote significant amounts of their time to their respective activities that are not related to MACC.  To the extent those employees of the Adviser and Subadviser who are not committed exclusively to us are unable to, or do not, devote sufficient amounts of their time and energy to our affairs, our performance may suffer.

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

Under the Advisory Agreement with EAM, the incentive fee is calculated on a “period to period” basis, meaning that changes in the value of portfolio investments in subsequent periods do not retroactively affect incentive fee calculations from prior periods.  Further, the Advisory Agreement empowers EAM with the discretion to determine when MACC should dispose of portfolio investments.  This formula and authority granted to EAM presents a conflict of interest in that it could prompt EAM to concentrate realized gains or losses in one performance measuring period in an effort to maximize that period’s gain (or another period’s loss), and therefore maximize the incentive fee payment for such period, when MACC would be able to achieve greater gains if they were realized in different periods.  In addition to duties imposed on EAM by the 1940 Act and other laws, under the terms of the Advisory Agreement, the Board of Directors has the responsibility to monitor the value of MACC’s portfolio consistent with MACC’s Valuation Procedures.  These responsibilities include the appropriateness of and the timing of recognizing unrealized depreciation, reversals of unrealized depreciation, and capital losses and gains, which serves to mitigate the inherent conflict associated with the Adviser’s interest in enhancing the amount of net capital gains with respect to the calculation of the incentive fee.

Our common stock price may be volatile.

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance.  Additionally, we are no longer listed on NASDAQ and quotations of our stock on the OTCQB (as discussed in Item 5.) may not be indicative of our operating performance.  These factors include, but are not limited to, the following:

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

Pursuant to the requirements of the 1940 Act, substantially all of our Existing Portfolio investments are recorded at fair value as determined in good faith by our Board on a quarterly basis, and, as a result, there is uncertainty regarding the value of our portfolio investments.  At September 30, 2010, approximately 96% of our total assets represented investments recorded at fair value.  Since there will typically be no readily ascertainable market value for the investments in our Existing Portfolio, our Board will determine in good faith the fair value of our investments pursuant to our valuation policy and a consistently applied valuation process.

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

Generally, our debt investments in Existing Portfolio companies that we make are unsecured.  However, when we take a security interest in the available assets of a portfolio company, there is a risk that the collateral securing our investment may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors.  In addition, a deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by a deterioration in the value of the collateral for the investment.  Moreover, we may not have a first lien position on the collateral.  Consequently, the fact that investment is secured does not guarantee that we will receive principal and interest payments according to the investment’s terms or that we will be able to collect on the investment should we be forced to enforce our remedies.  In addition, a portion of the assets securing our investment may be in the form of intellectual property, if any, inventory and equipment and, to a lesser extent, cash and accounts receivable.  Intellectual property, if any, that is securing our investment could lose value if, among other things, the company’s rights to the intellectual property are challenged or if the company’s license to the intellectual property is revoked or expires. Inventory may not be adequate to secure our investment if our valuation of the inventory at the time we made the loan was not accurate or if there is a reduction in the demand for the inventory. Similarly, any equipment securing our loan may not provide us with the anticipated security if there are changes in technology or advances in new equipment that render the particular equipment obsolete or of limited value or if the company fails to adequately maintain or repair the equipment.  Any one or more of the preceding factors could materially impair our ability to recover principal in a foreclosure.

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

At our annual shareholder meeting held on November 30, 2010, shareholders voted against giving us the ability to raise additional capital through the issuance of shares of common stock at a price below our then-current net asset value per share.   In addition shareholders voted against allowing us the ability to issue warrants, options or rights to subscribe for or convert into common stock.  Without these authorizations to sell shares at below net asset value or issue options or warrants, our ability to raise funding through the capital markets is highly unlikely.

Item 1B.  Unresolved Staff Comments

         None.

Item 2.  Properties.

MACC does not own or lease any properties or other tangible assets.  Its business premises and equipment are furnished by EAM.  EAM is compensated for its provision of the business premises and equipment to MACC through the management fees paid by MACC to EAM.

Item 3.  Legal Proceedings.

There are no items to report.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shareholders

        MACC had 1,706 record holders of its common stock at October 15, 2010.  MACC does not currently have an equity compensation plan.

Dividends

        MACC has no history of paying cash dividends and during fiscal year 2010 MACC did not declare a dividend payment.  The payment of dividends, if any, in the future is within the discretion of the Board and will depend upon MACC's earnings, capital requirements, financial condition and other relevant factors.  MACC does not presently have any type of dividend reinvestment plan.

Market Prices

        The common stock of MACC is traded on the over-the-counter market through the Over-The-Counter Quotation Board (“OTCQB”) under the symbol “MACC.PK.”  At the close of business on December 15, 2010, the bid price for shares of MACC's common stock was $0.85.  The following high and low bid quotations for the shares during each quarterly period ended on the date shown below of MACC's fiscal years 2010 and 2009 were taken from quotations provided to MACC by the National Association of Securities Dealers Automated Quotation (“NASDAQ”) where MACC traded under the symbol “MACC” until September 15, 2010:

	High	Low

September 30, 2008	$2.16	1.20

December 31, 2008	1.46	0.50

March 31, 2009	0.84	0.52

June 30, 2009	1.74	0.40

September 30, 2009	1.15	0.65

December 31, 2009	0.96	0.40

March 31, 2010	0.90	0.52

June 30, 2010	0.77	0.54

September 30, 2010*	1.02	0.49

*MACC began trading on the OTCQB effective September 15, 2010.

       Such over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission and may not represent actual transaction.

       Moreover, below is a chart comparing the semi-annual percentage change in cumulative stockholder return on the Common Stock of MACC since September 30, 2004, with the cumulative total return over the same period of (i) the NASDAQ Stock Market Total Return Index (U.S. Companies), and (ii) MACC’s peer group selected in good faith by MACC and which it composed of the following ten business development companies or other funds known by MACC to have similar investment objectives to the Corporation: Ares Capital Corporation (ARCC), Brantley Capital Corporation (BBDC), Capital Southwest Corp (CSWC), Equus Total Return Inc. (EQS), Gladstone Investment Corporation (GAIN), Harris & Harris Group, Inc. (TINY), MVC Capital (MVC), NGP Capital Resources Company (NGPC), Rand Capital Corp (RAND), and Winfield Capital Corp (WCAP) (the “Peer Group”).

        In the graph, the comparison assumes $100 was invested on October 1, 2005, in shares of MACC’s Common Stock and in each of the indices.  The comparison is based upon the closing market bid price for shares of MACC’s Common Stock, and assumes the reinvestment of all dividends, if any.  The returns of each of the companies in the Peer Group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated.

Item 6.  Selected Financial Data.

Selected Financial Data for Fiscal Years ended September 30:

	2010	2009	2008	2007	2006

Investment expense, net	$(774,214)	(576,810)	(447,791)	(786,487)	(1,171,152)

Net realized (loss)gain on investments	(3,185,785)	(2,444,130)	687,269	1,351,456	3,645

Net change in unrealized depreciation/ appreciation on investments	2,098,690	395,347	(1,294,629)	(662,393)	(879,234)

Realized loss on other assets	---	---	(30,678)	---	---

Net change in net assets from operations	$(1,861,309))	(2,625,593)	(1,085,829)	(97,424)	(2,046,741)

Net change in net assets from operations per common share	(0.761)	(1.061)	(0.441)	(0.041)	(0.831)

Total assets	$9,574,785	12,516,519	15,313,877	18,008,787	22,830,055

Total long term debt	$3,367,928	4,618,659	4,750,405	6,108,373	10,790,000

1 Computed using 2,464,621 shares outstanding at September 30, 2010, September 30, 2009, September 30, 2008, September 30, 2007 and September 30, 2006.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of  Operation.

Overview and Looking Ahead

Fiscal year 2010 was another challenging year for MACC.   MACC’s stated plan for fiscal year 2010 was to make no new investments in its legacy investment strategy, continue to harvest the value of the investments within the Existing Portfolio, repay its outstanding debt, execute a rights offering and begin making investments in the new portfolio strategy under EAM.  Although capital markets in general have continued to improve, the Company and many of its portfolio companies continue to feel the effects of the severe disruptions of the capital markets and economy from 2008 and 2009.   Only one Existing Portfolio company was sold during the year while certain portfolio assets were written down to reflect the deterioration of performance of those portfolio companies.   MACC also was unable to execute a rights offering and therefore no additional capital was raised to allow for the initiation of the New Portfolio strategy under EAM.  The Board has extended the existing advisory agreements while the Board evaluates and examines the future direction of the Company.

MACC continued to experience pressure on its operating cashflow in 2010 as income from existing portfolio assets were insufficient to cover operating expenses.  Proceeds from the portfolio sale were applied to outstanding debt and toward operating cashflow needs.  MACC’s investment advisor, EAM, continued to voluntarily waive its portion of the management fee in recognition of the fact that the new portfolio strategy continued to be on hold and to help alleviate MACC’s cashflow difficulties.

Operating expenses have been funded primarily from the sale of a portfolio company, dividends, interest and other distributions from MACC’s portfolio companies and from MACC’s bank financing.  MACC continues to have an ongoing need to raise cash from portfolio sales to fund operations and pay down outstanding debt.

At the Company’s annual shareholder meeting held on November 30, 2010, shareholders voted against giving the Company the ability to raise additional capital through the issuance of shares of Company common stock at a price below its then-current net asset value per share or the ability to issue warrants, options or rights to subscribe for or convert into Company common stock.  Without the authorization to sell shares at below net asset value, the Company’s ability to raise funding through the capital markets has become very limited.  In addition, at the Company’s annual shareholder meeting shareholders voted against approving the Amended and Restated investment Advisory Agreement between the Company and its current investment adviser, EAM and against approval of the Amended and Restated Subadvisory Agreement with IAIA.  The existing advisory agreements have been extended by the Board.

The Board of Directors is evaluating appropriate next steps based on shareholder actions.  The Board will continue to review a number of alternatives, including seeking shareholder approval to liquidate.  At same time, we will continue to harvest Existing Portfolio assets to continue the repayment of our outstanding debt.

At September 30, 2010, MACC’s note payable with CRB&T had an outstanding principal amount of $3,367,928 and was due and payable January 10, 2011.  On December 13, 2010, the Company paid $693,263 to CRB&T (the “Bank”) in the form of a principal payment on the outstanding note payable with the Bank.  The payment was made from proceeds of a portfolio company exit transaction and in accordance with the terms outlined in the note payable.  Subsequent to the payment, the balance of the note payable on December 13, 2010 was $2,663,029.  It is expected that MACC will enter into an extension of the note payable on or about January 10, 2011 which will extend the maturity date of the Term Loan to July 10, 2011. MACC will need to either extend the due date on the note payable or consider additional sources of financing and additional sales of investments in order to meet current payment and operating requirements.  No assurance can be given that MACC will be successful in its efforts to extend its current financing arrangement in the near term and accordingly these facts raise substantial doubt about MACC’s ability to continue as a going concern.

MACC continues to seek additional cash through future sales of portfolio equity and debt securities.  Absent financing amendments to the current note payable or additional sources of financing, current working capital and cash will not be adequate for operations at their current levels.  If such efforts are not successful, MACC may need to liquidate its current investment portfolio, to the extent possible, which could result in significant realized losses due to the current economic conditions.  No assurance can be given that MACC will be successful in its efforts to extend its current financing arrangement in the near term and accordingly these facts raise substantial doubt about MACC’s ability to continue as a going concern.

RESULTS OF OPERATIONS

MACC’s primary activities in 2010 were consistent with the legacy portfolio strategy.  MACC made no investments  in new portfolio companies and focused on selling Existing Portfolio assets while closely monitoring and reducing where possible current expenses.  Total investment income includes income from interest and dividends.  Investment expense, net represents total investment income minus net operating expenses.  The main objective of portfolio company investments is to achieve capital appreciation and realized gains in the portfolio.  These gains and losses are not included in investment expense, net and are reported as separate line items.

Fiscal 2010, Fiscal 2009 and Fiscal 2008

	For the years ended September 30,

	2010	2009	2008
Total investment income	$395,339	586,989	955,563
Total operating expenses	(1,169,553)	(1,163,799)	(1,403,354)
Investment expense, net	(774,214)	(576,810)	(447,791)
Net realized (loss) gain on investments	(3,185,785)	(2,444,130)	687,269
Net unrealized appreciation (depreciation) on investments	2,098,690	395,347	(1,294,629)
Realized loss on other assets	---	---	(30,678)
Net (loss) gain on investments and other assets	(1,087,095)	(2,048,783)	(638,038)
Net change in net assets from operations	$(1,861,309)	(2,625,593)	(1,085,829)
Net asset value:
Beginning of year	3.17	4.23	4.67
End of year	2.41	3.17	4.23

Total Investment Income

During the fiscal year ended September 30, 2010, total investment income was $395,339, a decrease of 33% from fiscal year 2009 total investment income of $586,989.  The decrease during the current year was the net result of a decrease in interest income of $180,816, or 46%, and a decrease in dividend income of $3,181, or 2%.  The decrease in interest income primarily relates to the repayments of principal on debt portfolio securities, one debt portfolio security which has been placed on non-accrual status during fiscal year 2010, and one debt portfolio security for which the prior period interest accrual has been reserved.  This decrease was offset as one debt portfolio security began paying interest in 2010, that had been on non-accrual status in 2009.  Dividend income for fiscal year 2010 represents dividends received on three existing portfolio companies, one of which was a distribution from a limited liability company, as compared to dividends received on three portfolio companies, two of which were distributions from limited liability companies, during fiscal year 2009.  The timing and amount of dividend income is difficult to predict.

During the fiscal year ended September 30, 2009, total investment income was $586,989, a decrease of 39% from fiscal year 2008 total investment income of $955,563.  The decrease during the current year was the net result of a decrease in interest income of $209,156, or 35%, and a decrease in dividend income of $167,065, or 47%.  MACC attributes the decrease in interest income primarily to the repayments of principal on debt portfolio securities and on two debt portfolio securities which have been placed on non-accrual of interest status during fiscal year 2009.  Dividend income for fiscal year 2009 represents dividends received on three existing portfolio companies, two of which were distributions from limited liability companies, as compared to dividends received on four portfolio companies, two of which were distributions from limited liability companies, during fiscal year 2008.  The timing and amount of dividend income is difficult to predict.

Net Operating Expenses

       Net operating expenses of MACC increased by 1% in fiscal year 2010 to $1,169,553 from $1,163,799 in fiscal year 2009.  The relative increase in net operating expenses is the net result of decreases of $45,041, or 15%, in interest expense, $109,190, or 49%, in management fees (after considering fee waivers), and increases of $129,976, or 43%, in professional fees, and $20,009, or 6%, in other operating expenses.   Interest expense decreased due to a decrease in the principal balance of the Note Payable with Cedar Rapids Bank & Trust Company in fiscal year 2010 as compared to fiscal year 2009.  Management fees decreased due to the investment adviser, Eudaimonia Asset Management, LLC (“EAM”), having voluntarily waived its management fee of 1% of net assets, effective in May 2009, for an indefinite period.  The remaining 1% of the management fee continues to be paid to our subadviser, InvestAmerica Investment Advisors, Inc. (“InvestAmerica”).  Professional fees increased primarily due to the legal costs in 2010 compared to 2009 where the costs were related to various capital raising initiatives of the Company.  Other operating expenses increased due to the write off of deferred costs associated with our unsuccessful efforts to gain approval for a rights offering partially offset by a decrease in directors fees due to fewer Board of Director meetings held in fiscal 2010.

Net operating expenses of MACC decreased by 17% in fiscal year 2009 to $1,163,799 from $1,403,354 in fiscal year 2008.  The relative decrease in net operating expenses is the net result of decreases of $104,381, or 26%, in interest expense, $58,653, or 21%, in management fees, $69,401, or 18%, in professional fees, and $7,120, or 2%, in other operating expenses.   Interest expense decreased due to a combination of the decrease in the interest rate and the principal balance of the Note Payable with the Bank in fiscal year 2009 as compared to fiscal year 2008.  Management fees decreased due to the investment adviser, EAM, having voluntarily waived its management fee of 1% of net assets, effective in May, for an indefinite period.  The remaining 1% of the management fee continues to be paid to our subadviser, InvestAmerica.  Professional fees decreased primarily due to the absence of legal costs in 2009 compared to 2008 where the costs were related to changes in the investment advisory structure, the merger and exploration of capital raising options.

Investment Expense, Net

MACC had investment expense, net in fiscal year 2010 of $774,214, an increase of 34% from investment expense, net of $576,810 in fiscal year 2009.  The increase in investment expense, net is the result of the decrease in investment income and the increase in net operating expenses described above.

MACC had investment expense, net in fiscal year 2009 of $576,810, an increase of 29% from investment expense, net of $447,791 in fiscal year 2008.  The increase in investment expense, net is the result of the decrease in investment income and net operating expenses described above and the decrease of interest expense to $303,794 in fiscal year 2009 from $408,175 in fiscal year 2008.

Net Realized Gain (Loss) on Investments

 MACC recorded a net realized loss on investments in fiscal 2010 of $3,185,785 as compared to a net realized loss of $2,444,130 in fiscal year 2009.  The fiscal year 2010 net realized loss is the net result of a realized gain of $540,579 from the restructuring of one portfolio investment, a realized loss of $562,203 from the sale of one portfolio company and a realized loss of $3,164,161 on the write-off of three portfolio investments which had been previously written down to $1 through unrealized losses.  Management does not attempt to maintain a comparable level of realized gains quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities.  Under the Advisory Agreement, the Investment Adviser is entitled to be paid an incentive fee, which is calculated as a percentage of the excess of MACC’s realized gains in a particular period, over the sum of net realized losses, unrealized depreciation, and operating losses during the same period.  As a result, the timing of realized gains, realized losses and unrealized depreciation can have an effect on the amount of the incentive fee payable to the Investment Adviser under the Advisory Agreement.

MACC recorded a net realized loss on investments in fiscal 2009 of $2,444,130 as compared to a net realized gain of $687,269 in fiscal year 2008.  The fiscal year 2009 net realized loss is the net result of $245,179 of realized gains from the sale of two portfolio companies, a realized gain of $1,620 from final distributions on two portfolio companies sold in a previous fiscal year, a realized loss of $99,992 from the sale of one portfolio company, a realized loss of $1,923,610 on the write-off of two portfolio investments which had been previously written down to $1 through unrealized losses, and a realized loss of $667,327 on the partial write-off of one portfolio company.  Management does not attempt to maintain a comparable level of realized gains quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities.  Under the Advisory Agreement, the Investment Adviser is entitled to be paid an incentive fee, which is calculated as a percentage of the excess of MACC’s realized gains in a particular period, over the sum of net realized losses, unrealized depreciation, and operating losses during the same period.  As a result, the timing of realized gains, realized losses and unrealized depreciation can have an effect on the amount of the incentive fee payable to the Investment Adviser under the Advisory Agreement.

Changes in Unrealized Depreciation/Appreciation of Investments

MACC had unrealized depreciation of $444,945 at September 30, 2010, a change of $2,098,690 from the $2,543,635 of unrealized depreciation at September 30, 2009.  This, along with the net realized loss of $3,185,785, resulted in a net loss on investments for fiscal year 2010 of $1,087,095, as compared to a net loss on investments of $2,048,783 for fiscal year 2009.  The fiscal year 2010 change in unrealized depreciation/appreciation is the net effect of increases in fair value of three portfolio companies totaling $911,926, decreases in fair value of eight portfolio companies totaling $1,986,353, the reversal of $3,173,117 of depreciation from the write off of three portfolio investments resulting in a realized loss.

MACC had unrealized depreciation of $2,543,635 at September 30, 2009, a change of $395,347 from the $2,938,982 of unrealized depreciation at September 30, 2008.  This, along with the net realized loss of $2,444,130, resulted in a net loss on investments for fiscal year 2009 of $2,048,783, as compared to a net loss on investments of $607,360 for fiscal year 2008.  The fiscal year 2009 change in unrealized depreciation/appreciation is the net effect of increases in fair value of three portfolio companies totaling $796,398, decreases in fair value of nine portfolio companies totaling $2,517,636, the reversal of appreciation of $200,000 in one portfolio investment from its sale resulting in a realized gain, the reversal of appreciation of $24,951 in one portfolio investment from its sale resulting in a realized loss, the reversal of $1,923,608 of depreciation from the write off of two portfolio investments resulting in a realized loss, and the reversal of $417,928 depreciation resulting from the partial write off of one portfolio investment resulting in a realized loss.

Net change in unrealized depreciation/appreciation on investments represents the change for the period in the unrealized appreciation, net of unrealized depreciation on MACC’s total investment portfolio.  When MACC increases the fair value of a portfolio investment above its cost, the unrealized appreciation for the portfolio as a whole increases, and when MACC decreases the fair value of a portfolio investment below its cost, unrealized depreciation for the portfolio as a whole increases.  See accounting policy for determining fair value on investments below under “Determination of Net Asset Value.”  When MACC sells an appreciated portfolio investment for a gain, unrealized appreciation for the portfolio as a whole decreases as the gain is realized.  Similarly, when MACC sells or writes off a depreciated portfolio investment for a loss, unrealized depreciation for the portfolio as a whole decreases as the loss is realized.

Net Change in Net Assets from Operations

As a result of the items described above, MACC experienced a decrease of $1,861,309 in net assets during fiscal year 2010, and the resulting net asset value per share was $2.41 at September 30, 2010, as compared to $3.17 at September 30, 2009 and $4.23 at September 30, 2008.  Management attributes these results to the write-down of portfolio assets and the operating loss incurred in fiscal 2010.  Although MACC had three portfolio investments increase in value during fiscal year 2010, eight portfolio companies required a write-down in valuation.

The current economic challenges and restrictive credit environment may pose significant challenges to the Existing Portfolio operating performance and the ability to exit Existing Portfolio positions.   Many factors such as the availability of credit, continued economic struggles, volatile commodity markets, all could have major impacts on the Existing Portfolio performance.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

MACC relies upon several sources to fund its operating and investment activities, including MACC’s cash and money market accounts, and proceeds from the sale of portfolio assets, as further described below.

As of September 30, 2010, MACC’s cash and money market accounts totaled $135,094.  MACC has the Term Loan  in the amount of $3,367,928 with the Bank.  The Term Loan is due and payable January 10, 2011.  On December 13, 2010, the Company paid $693,263 to the Bank in the form of a principal payment on the outstanding note payable with the Bank.  The payment was made from proceeds of a portfolio company exit transaction and in accordance with the terms outlined in the note payable.  Subsequent to the payment, the balance of the note payable on December 13, 2010 was $2,663,029.  It is expected that MACC will enter into an extension of the Term Loan on or about January 10, 2011 which will extend the maturity date of the Term Loan to July 10, 2011.

Currently MACC does not have sufficient cash flows from operations to pay current operating expenses and to repay the term loan when it is due.  MACC therefore continues to have an ongoing need to raise cash from portfolio sales and will need to either extend the due date on the current term loan or seek additional sources of financing in order to meet current payment and operating requirements.  To date an extension on the term loan and additional financing has not been secured, accordingly these facts raise substantial doubt about MACC’s ability to continue as a going concern.

MACC held its annual meeting of shareholders on November 30, 2010 (the “Annual Meeting”).  Among other things, at the Annual Meeting the shareholders re-elected the current members of the Board; however the shareholders did not approve:

●	Authorization for a reverse stock split of the Company’s common stock;

●	To change the Company’s name to “MACC Equities, Inc.”;

●	Authorization to sell or otherwise issue shares of the Company’s common stock at a price below its then-current net asset value per share;

●	Authorization to issue warrants, options or rights to subscribe for or convert into the Company’s common stock;

●	Approval of the Amended and Restated Investment Advisory Agreement between the Company and its current investment adviser, EAM;

●	Approval of the Amended and Restated Subadvisory Agreement by and among MACC, EAM and IAIA.

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

The following table shows MACC’s significant contractual obligations as of September 30, 2010:

Payments due by period

Contractual Obligations
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Note Payable	$3,367,928	3,367,928	---	---	---
Incentive Fees Payable	$16,361	16,361	---	---	---

Although we believe we will be able to refinance the term loan, failure to do so or find alternative financing could pose significant financial risks to MACC given the relative illiquid nature of the Existing Portfolio.  In addition, we anticipate that our current cash and money market accounts will not be adequate enough to fund our cash flow short-fall from operations during fiscal year 2011.  We will need to liquidate portfolio assets to fund the operating cash short-fall.  No assurance can be given that MACC will be successful in its efforts to extend its current financing arrangement or raise additional funding in the near term and accordingly these facts raise substantial doubt about MACC’s ability to continue as a going concern.

PORTFOLIO ACTIVITY

MACC’s primary business had been investing in and lending to businesses through investments in subordinated debt (generally with detachable equity warrants), preferred stock and common stock.  As noted above, MACC did not make any investments in new portfolio companies in fiscal year 2010.  The total portfolio value of the Existing Portfolio was $9,226,650 and $11,775,272 at September 30, 2010 and September 30, 2009, respectively.  During fiscal year 2010, MACC invested $72,342 in two follow-on investments in Existing Portfolio companies.  The $72,342 of investments were co-investments with another fund managed by InvestAmerica.  When it makes any co-investment with these related funds, MACC follows certain procedures consistent with orders of the SEC for related party co-investments to mitigate conflict of interest issues.

VALUATION CHANGES

The following table presents those portfolio investments held at September 30, 2010 with respect to which the valuation changed from September 30, 2009:

F A I R V A L U E
PORTFOLIO COMPANY	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009(1)
Aviation Manufacturing Group, LLC	1,649,215	1,618,039
Detroit Tool Metal Products Co.	1,404,850	1,945,429
Feed Management Systems, Inc.	75,504	151,007
Linton Truss Corporation	9,336	75,036
Magnum Systems, Inc.	1,751,417	1,113,737
Monitronics International, Inc.	682,354	439,284
Morgan Ohare, Inc.	1,079,991	1,083,855
Portrait Displays, Inc.	509,833	637,292
SMWC Acquisition Co., Inc.	310,000	510,794
Spectrum Products, LLC	1,077,542	1,510,355
Superior Holding, Inc.	676,608	1,176,608

(1)	September 30, 2009 valuations have been adjusted for additional amounts invested or partial disposition of the portfolio investment in 2010 for purposes of comparison.

CRITICAL ACCOUNTING POLICY

Investment in securities that are restricted and other securities for which quotations are not readily available are valued at fair value as determined by the Board of Directors.  Such determination of fair values involved subjective judgments and estimates.  Among the factors considered in determining the fair value of investments are the cost of the investment; developments, including recent financing transactions, since the acquisition of the investment; the financial condition and operating results of the portfolio company, comparisons of multiples of peer companies that are public, the long-term potential of the business of the portfolio company; market interest rates for similar debt securities; overall market conditions and other factors generally pertinent to the valuation of investments.  When an external event such as a purchase transaction, public offering or subsequent equity sale occurs in connection with one of our portfolio companies, our board of directors uses the pricing indicated by the external event to corroborate and/or assist us in our valuation of our investment in such portfolio company.  However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

In calculating the value of total assets, securities that are traded in the over-the-counter market or on a stock exchange are valued in accordance with the current guidelines of the SEC.  Under SEC Regulations, publicly-traded equity securities are valued by taking the close (or bid price in the case of over-the-counter equity securities) for the valuation date.  MACC did not have any publicly-traded equity securities as of September 30, 2010.

All other investments are valued at fair value as determined in good faith by the Board of Directors.  The Board of Directors has determined that all other investments will be valued initially at cost, but such valuation will be subject to quarterly adjustments and on such other interim periods as are justified by material portfolio company events if the Board of Directors determines in good faith that cost no longer represents fair value.

We currently have a portfolio of debt and equity securities for which no regular trading market exists.  The fair value of these investments may not be readily determinable.  We value these investments quarterly at fair value as determined in good faith under the direction of our board of directors pursuant to a valuation policy and consistently applied valuation process utilizing the input of our investment advisers and audit committee.  The types of factors that may be considered in fair value pricing of these investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to more liquid securities, indices and other market related inputs, and other relevant factors.  Such valuations, particularly valuations of private securities and private companies, are inherently uncertain, and these valuations may fluctuate over short periods of time and may be based on estimates.  As a result, our determinations of fair value may i) differ materially from the values that would have been used if a readily available market for these investments existed and  ii) differ materially from the amounts we realize on any disposition of such investments.  Our net asset value could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon the disposal of such investments.  In addition, decreases in the market values or fair values of our investments are recorded as unrealized depreciation.  Continued declines in prices and liquidity in the debt markets, particularly for restricted securities acquired directly from issuers in private transactions, could result in substantial unrealized/realized losses, which could have a material adverse impact on our business, financial condition and results of operations.

We are required to record our assets at fair value, as determined in good faith by our board of directors in accordance with our valuation policy.  As a result, volatility in the capital markets may adversely affect our valuations and our net asset value, even if we intend to hold respective investments to maturity.  Volatility or dislocation in the capital markets may depress our stock price below our net asset value per share and create a challenging environment in which to raise debt and equity capital.  As a business development company, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors.  At our annual shareholder meeting held on November 30, 2010, shareholders voted against giving us the ability to raise additional capital through the issuance of shares of common stock at a price below our then-current net asset value per share.  In addition, shareholders voted against allowing us the ability to issue warrants, options or rights to subscribe for or convert into common stock.  Without these authorizations to sell shares at below net asset value or issue options or warrants, our ability to raise funding through the capital markets is highly unlikely.

Additionally, our ability to incur indebtedness is limited by applicable regulations such that our assets coverage under the 1940 Act must equal to at least 200% of total indebtedness immediately after each time we incur indebtedness.  Shrinking portfolio values negatively impact our ability to borrow our ability to borrow additional funds under our credit facility because our net asset value is reduced for purposes of the 200% asset leverage test.  If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios stipulate by the 1940 Act, which could, in turn, cause us to lose our status as a business development company and materially impair our business operations.

The significant disruption in the capital markets has had and may continue to have a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments.  The debt capital that will be available to use, if at all, may be at a higher cost and on less favorable terms and conditions in the future.  A prolonged inability to raise capital will further delay any opportunity to execute the New Portfolio strategy, and/or could have a material adverse impact on our business, financial conditions or results of operations.  As discussed above, our shareholders voted against giving us the ability to either raise additional capital through the issuance of shares of common stock at a price below our then-current net asset value per share or through the issuance of warrants, options or rights to subscribe for or convert into common stock.  Without these authorizations to sell shares at below net asset value or issue options or warrants, our ability to raise funding through the capital markets is highly unlikely.

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

Recent market conditions have also affected the trading price of our common stock, which, effective September 15, 2010, is quoted only on OTCQB, and our ability to finance new investments through the issuance of equity as evidenced by the actions of our shareholders (as discussed above).  The economic downturn may also continue to decrease the value of collateral securing the Note Payable, as well as the value of our equity investments.

For the year ended September 30, 2010, we recorded net unrealized appreciation on our portfolio of investments of $2,098,690, of which the increase was primarily due to the reversal of unrealized depreciation from the write off of three portfolio investments resulting in a realized loss.  Overall, the investments held in the portfolio as of the reporting date generally reflect a decrease in fair value and we may continue to see further decreases in the value of our portfolio in the event that the economic downturn continues and the general illiquidity of capital markets continues.

We are also subject to financial market risks from changes in market interest rates.  The Note Payable is subject to a variable interest rate that is based on an independent index.  Therefore, general interest rate fluctuations may have a materially adverse effect on our investment expense.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MACC is subject to market risk from changes in market prices of publicly-traded equity securities held from time to time in the MACC investment portfolio.  At September 30, 2010, MACC had no publicly-traded equity securities in the MACC investment portfolio.

MACC is also subject to financial market risks from changes in market interest rates.  MACC currently has an outstanding note payable with a variable interest rate that is based on an independent index.  Therefore, general interest rate fluctuations may have a materially adverse effect on our investment expense.

We are also subject to financial market risk from the short term nature of our credit facilities in combination with current market conditions and the relatively illiquid nature of our Existing Portfolio.  Our Note Payable is due January 10, 2011.  Given the currently challenging market environment as discussed elsewhere, we may have difficultly refinancing our Note Payable, or finding alternative sources of financing.  Failure to refinance the Note Payable could result in significant financial difficulties for us including the seizure and sale of Existing Portfolio assets at prices which would likely be at prices significantly less than fair value.  Further, the cost of financing could be significantly more costly than our current financing which could have a material impact on our financial condition.

PORTFOLIO RISKS

Pursuant to Section 64(b)(1) of the 1940 Act, a BDC is required to describe the risk factors involved in an investment in the securities of such company due to the nature of MACC’s investment portfolio.   Accordingly, MACC states that:

The securities of MACC consist primarily of securities issued by small, privately held companies.  Generally, little or no public information is available concerning the companies in which MACC is currently invested in, and MACC must rely on the diligence of the Investment Adviser to obtain the information necessary for MACC’s investment decisions.  In order to maintain their status as a BDC, MACC must invest at least 70% of its total assets in the types of portfolio investments described by Section 55(a) of the 1940 Act, as amended.  These investments generally are securities purchased in private placement transactions from small privately held companies.  Typically, the success or failure of such companies depends on the management talents and efforts of one person or a small group of persons, so that the death, disability or resignation of such person or persons could have a materially adverse impact on such companies.  Moreover, smaller companies frequently have smaller product lines and smaller market shares than larger companies and may be more vulnerable to economic downturns.  Because these companies will generally have highly leveraged capital structures, reduced cash flows resulting from an economic downturn may adversely affect the return on, or the recovery of, MACC’s investments.  Investment in these companies therefore involves a high degree of business and financial risk, which can result in substantial losses and should be considered speculative.

MACC’s Existing Portfolio investments primarily consist of securities acquired from the issuers in private transactions, which are usually subject to restrictions on resale and are generally illiquid.  No established trading market generally exists with regard to such securities, and most of such securities are not available for sale to the public without registration under the Securities Act of 1933, as amended, which involves significant delay and expense.

The Existing Portfolio investments of MACC are generally long-term in nature.  Some existing investments do not bear a current yield and a return on such investments will be earned only after the investment matures or is sold.

 Although most investments are structured so as to return a current yield throughout most of their term, these investments will typically produce gains only when sold in five to seven years.  There can be no assurance, however, that any of MACC’s investments will produce current yields or gains.

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

Interest Rate Risks

MACC faces risks in relation to changes in prevailing market interest rates.  First, at September 30, 2010, MACC had outstanding $3,367,928 in principal amount of a note payable, which matures in January of 2011.  This note has a variable rate of interest, and accordingly, changes in market interest rates will have an effect on the amount of interest paid by MACC with respect to the note.  At September 30, 2010, the interest rate on the note was 6.0%.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

MACC is subject to market risk from changes in market prices of publicly-traded equity securities held from time to time in the MACC investment portfolio.  At September 30, 2010, MACC had no publicly-traded equity securities in the MACC investment portfolio.

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

Interest Rate Risks

MACC faces risks in relation to changes in prevailing market interest rates.  First, at September 30, 2010, MACC had outstanding $3,367,928 in principal under the Term Loan, which matures in January of 2011.  This note has a variable rate of interest, and accordingly, changes in market interest rates will have an effect on the amount of interest paid by MACC with respect to the note.  The interest rate on the Term Loan was 6.0% as of September 30, 2010.  It is expected that MACC will enter into an extension of the Term Loan on or about January 10, 2011 which will extend the maturity date of the Term Loan to July 10, 2011.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MACC Private Equities Inc.:

We have audited the accompanying balance sheets of MACC Private Equities Inc. (the Company), including the schedule of investments (Schedule 1), as of September 30, 2010 and 2009, and the related statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended September 30, 2010, and the financial highlights for each of the years in the five-year period ended September 30, 2010. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation and examination of securities owned as of September 30, 2010. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of MACC Private Equities Inc. as of September 30, 2010 and 2009, and the results of its operations, the changes in its net assets, and its cash flows for each of the years in the three-year period ended September 30, 2010 , and the financial highlights for each of the years in the five-year period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles.

As explained in note 2 to the financial statements, the accompanying financial statements include investments whose fair values have been estimated by the Board of Directors and management in the absence of readily determinable fair values. Such estimates are based on financial and other information provided to management by its portfolio companies, credit market conditions, and risks and uncertainties associated with those conditions. Because such valuations, and particularly valuations of investments in private companies, are inherently uncertain, they may fluctuate significantly over short periods of time and could differ materially from the values that would have been utilized had a ready market for these investments existed.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company does not have sufficient cash on hand to meet current obligations.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG

San Diego, CA
December 29, 2010

MACC PRIVATE EQUITIES INC.

BALANCE SHEETS
SEPTEMBER 30, 2010 AND 2009

Assets	2010	2009

Loans and investments in portfolio securities, at fair value (note 2):
Unaffiliated companies (cost of $732,032 for 2010; $779,807 for 2009)	$1,201,524	1,199,388
Affiliated companies (cost of $6,072,436 for 2010; $10,664,161 for 2009)	5,867,593	7,973,862
Controlled companies (cost of $2,867,127 for 2010; $2,874,939 for 2009)	2,157,533	2,602,022
Cash and money market accounts	135,094	173,521
Interest receivable	24,255	303,656
Other assets (note 1)	188,786	264,070

Total assets	$9,574,785	12,516,519

Liabilities and net assets

Liabilities:
Note payable (note 3)	$3,367,928	4,618,659
Incentive fees payable (note 5)	16,361	16,361
Accounts payable and other liabilities	242,417	72,111

Total liabilities	3,626,706	4,707,131

Net assets:
Common stock, $.01 par value per share; authorized 10,000,000 shares; issued and outstanding 2,464,621 shares for each 2009 and 2008	24,646	24,646
Additional paid-in-capital, net of accumulated investment expense and realized loss	6,368,378	10,328,377
Unrealized depreciation on investments (note 2)	(444,945)	(2,543,635)

Total net assets	5,948,079	7,809,388

Commitments and contingencies (note 6)

Total liabilities and net assets	$9,574,785	12,516,519

Net assets per share	$2.41	3.17

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.

STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2010, 2009 AND 2008

	2010	2009	2008
Investment income:
Interest	$67,328	129,334	33,315
Unaffiliated companies	203,492	236,787	516,387
Affiliated companies	181,265	24,957	47,933
Controlled companies	(241,843)	---	---
Loss on interest receivable	338	318	2,917
Other
Dividends
Affiliated companies	184,759	161,174	355,005
Controlled companies	--	26,766	---
Other	--	7,653	6

Total investment income	395,339	586,989	955,563

Operating expenses:
Interest expenses (note 3)	258,753	303,794	408,175
Management fees (note 5)	229,228	284,557	282,457
Professional fees	465,815	325,839	395,240
Director fees	66,750	80,500	64,000
Other	263,621	229,862	253,482

Total operating expenses before waivers	1,284,167	1,224,552	1,403,354

Expenses reduced by Advisor	(114,614)	(60,753)	---

Total operating expenses	1,169,553	1,163,799	1,403,354

Investment expense, net before tax expense	(774,214)	(576,810)	(447,791)

Income tax benefit (note 4)	--	---	---

Investment expense, net	(774,214)	(576,810)	(447,791)

Realized and unrealized loss on investments (note 2):
Net realized (loss) gain on investments:
Unaffiliated companies	---	(908,201)	(106,664)
Affiliated companies	(3,185,785)	(1,535,929)	580,605
Net unrealized appreciation (depreciation) on investments	2,098,690	395,347	(1,294,629)
Realized loss on other assets	---		(30, 678)
Net loss on investments	(1,087,095)	(2,048,783)	(638,038)

Net change in net assets from operations	(1,861,309)	(2,625,593)	(1,085,829)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.

STATEMENTS OF CHANGES IN NET ASSETS
YEARS ENDED SEPTEMBER 30, 2010, 2009 AND 2008

	2010	2009	2008
Operations:
Investment expense, net	$(774,214)	(576,810)	(447,791)
Net realized (loss) gain on investments	(3,185,785)	(2,444,130)	687,269
Net unrealized appreciation (depreciation) on investments and other assets	2,098,690	395,347	(1,294,629)
Realized loss on other assets	---	---	(30,678)

Net change in net assets from operations	(1,861,309)	(2,625,593)	(1,085,829)

Net assets:
Beginning of year	7,809,388	10,434,981	11,520,810

End of year	$5,948,079	7,809,388	10,434,981

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2010, 2009 AND 2008

	2010	2009	2008
Cash flows from operating activities:
Decrease in net assets from operations	$(1,861,309)	(2,625,593)	(1,085,829)

Adjustments to reconcile decrease in net assets from operations to net cash provided by operating activities:
Net realized and unrealized loss (gain) on investments	1,057,551	2,048,783	607,360
Net realized and unrealized gain on other assets	---	---	30,678
Proceeds from disposition of and payments on
loans and investments in portfolio securities	1,563,413	817,382	1,647,743
Purchases of loans and investments in portfolio securities	(72,342)	(139,586)	(52,000)
Change in interest receivable	279,401	9,905	(44,963)
Change in other assets	75,284	88,605	(170,413)
Change in accrued interest, deferred incentive fees payable,
accounts payable and other liabilities	170,306	(40,019)	(251,113)

Total adjustments	3,073,613	2,785,070	1,767,292

Net cash provided by operating activities	1,212,304	159,477	681,463

Cash flows from financing activities:
Line of credit draws	---	522,160	---
Note repayment	(1,250,731)	(653,906)	(1,357,968)

Net cash used in financing activities	(1,250,731)	(131,746)	(1,357,968)

Net (decrease) increase in cash and cash equivalents	(38,427)	27,731	(676,505)

Cash and cash equivalents at beginning of period	173,521	145,790	822,295

Cash and cash equivalents at end of period	$135,094	173,521	145,790

Supplemental disclosure of cash flow information - Cash paid during the period for interest	$256,503	288,632	391,907

Non-cash Transactions:

Capitalization of interest in debt security	29,544	---	---

Realized gain recognized in debt security restructuring	540,580	---	---

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES AND RELATED MATTERS

(a)	Basis of Presentation

The financial statements include the accounts of MACC Private Equities Inc. (“MACC”). MACC has elected to be treated as a business development company under the Investment Company Act of 1940. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for investment companies.

Effective April 30, 2008, MACC’s wholly owned subsidiary, MorAmerica Capital Corporation (“MorAm”), was merged into MACC.

(b)	Going Concern Uncertainty and Liquidity

MACC has a negative net change in net assets from operations of $1,861,309 for the year ended September 30, 2010.  Operating expenses have been funded primarily from the sale of portfolio companies, dividends, interest and other distributions from MACC’s portfolio companies and from MACC’s bank financing.

MACC continues to have an ongoing need to raise cash from portfolio sales to fund operations and pay down outstanding debt.  MACC’s effort to sell certain investments has taken longer than initially anticipated while performance of the underlying portfolio companies in certain cases has deteriorated.  MACC’s ability to liquidate positions continued to be adversely affected by current credit conditions and the downturn in the financial markets and the global economy throughout the current fiscal year.  In addition, MACC’s note payable with Cedar Rapids Bank & Trust Company (the “Bank”) in the amount of $3,367,928 is due and payable on January 10, 2011.  On December 13, 2010, the Company paid $693,263 to the Bank in the form of a principal payment on the outstanding note payable with the Bank.  The payment was made from proceeds of a portfolio company exit transaction and in accordance with the terms outlined in the note payable.  Subsequent to the payment, the balance of the note payable on December 13, 2010 was $2,663,029.

MACC will need to either extend the due date on the current note payable or consider additional sources of financing and additional sales of investments in order to meet current payment and operating requirements.  No assurance can be given that MACC will be successful in its efforts to extend its current financing arrangement or raise additional funding in the near term and accordingly these facts raise substantial doubt about MACC’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that MACC will continue as a going concern.

At MACC’s annual shareholder meeting held on November 30, 2010, shareholders voted against giving MACC the ability to raise additional capital through the issuance of shares of common stock at a price below MACC’s then-current net asset value per share.   In addition shareholders voted against allowing MACC the ability to issue warrants, options or rights to subscribe for or convert into common stock.  Without these authorizations to sell shares at below net asset value or issues options or warrants, MACC’s ability to raise funding through the capital markets is highly unlikely.

As a result of the shareholder actions, the Board of Directions will review a number of alternatives and evaluate potential exit opportunities to maximize return on investment, including seeking shareholder approval to liquidate.  At the same time, we will continue to seek additional cash through future sales of portfolio equity and debt securities and from other financing arrangements.  Absent financing amendments to the current note payable or additional sources of financing, current working capital and cash will not be adequate for operations at their current levels.  If such efforts are not successful, MACC may need to liquidate its current investment portfolio, to the extent possible, which could result in significant realized losses due to the current economic conditions.

(c)	Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-K and Article 6 of the Regulation S-X.  In accordance with Article 6-09 of Regulation S-X under the Exchange Act, we are providing a Statement of Changes in Net Assets in lieu of a Statement of Changes in Stockholders’ Equity.

(d)	Cash Equivalents

For purposes of reporting cash flows, MACC considers certificates of deposit and U. S. treasury bills with maturities of three months or less from the date of purchase and money market accounts to be cash equivalents. At September 30, 2010, and 2009, cash equivalents consisted of $133,059 of money market funds and $171,831, respectively.

(e)	Loans and Investments in Portfolio Securities

Investments in securities that are restricted and other securities for which quotations are not readily available are valued at fair value as determined by the Board of Directors. Among the factors considered by MACC in determining the fair value of investments were the cost of the investment; developments, including recent financing transactions, since the acquisition of the investment; the financial condition and operating results of the portfolio company, comparisons of multiples of peer companies that are public, the long-term potential of the business of the portfolio company; market interest rates for similar debt securities; overall market conditions and other factors generally pertinent to the valuation of investments.  When an external event such as a purchase transaction, public offering or subsequent equity sale occurs in connection with one of our portfolio companies, our board of directors uses the pricing indicated by the external event to corroborate and/or assist us in our valuation of our investment in such portfolio company.  However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

In the valuation process, MACC uses financial information received quarterly and annually from the portfolio companies (generally one to three months arrears) which includes both audited and unaudited financial statements.  This information is used to assist in assessing financial condition, performance, and valuation of the portfolio investments.

Realization of the carrying value of investments is subject to future developments (see note 2). Investment transactions are recorded on the trade date. Identified cost is used to determine realized gains and losses. Under fresh start reporting, the fair value of loans and investments in portfolio securities on February 15, 1995, is considered the cost basis for financial statement purposes.

(f)	Other Assets, Net

For the year ended September 30, 2010, other assets include prepaid taxes and insurance of $41,973, $131,000 held in escrow and other receivables of $15,813.

For the year ended September 30, 2009, other assets include deferred fees on the note payable of $1,250, which are amortized over the life of the loan, prepaid taxes and insurance of $40,605, fees associated with the Rights Offering of $41,609, $131,000 held in escrow and other receivables of $49,606.

(g)	Revenue Recognition

Dividend income is recognized on the ex-dividend date and interest income is accrued on a daily basis.

Debt securities may be placed on non-accrual status and related interest income may be reduced by ceasing current accruals and writing off interest receivables when the collection of all or a portion of interest has become doubtful based on consistently applied procedures.  A debt security is removed from non-accrual status when the issuer resumes interest payments and when collectability of interest is reasonably assured.

In conjunction with the investment process, MACC negotiates non-refundable processing fees with many companies it evaluates for investment.  These fees are compensation for time and efforts of the investment advisory personnel and for reimbursement of expenses related to the due diligence, and are recognized as income when received.

In-kind interest income or realized gain/loss may be recorded in connection with debt to equity conversions or in the case of certain debt security restructurings, depending on the terms of the arrangements.  In the current year, realized gain was recognized in connection with restructuring of our debt investments in Detroit Tool Metal Products Co.  Due to the subsequent reduction in fair value post restructuring, unrealized loss was recognized on the security received in the restructuring resulting in no net change in net assets for the year ended September 30, 2010.

(h)	Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating and capital loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.

Uncertain tax positions are recognized only if they meet a “more likely than not threshold.”  The Company has not identified any tax positions that do not meet this recognition threshold.

(i)	Disclosures About Fair Value of Financial Instruments

Disclosures are required to be made regarding the estimated fair value of financial instruments, which are generally described as cash, contractual obligations, or rights to pay or receive cash. The carrying amount approximates fair value for certain financial instruments because of the short-term maturity of these instruments, including cash and money market, deferred incentive fees payable, accrued interest, accounts payable and other liabilities.

Portfolio investments are recorded at fair value. The consolidated schedule of investments (schedule 1) discloses the applicable fair value and cost for each security investment, which aggregated to $9,226,650 and $11,775,272 at September 30, 2010 and September 30, 2009, respectively.

(j)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for fair value measurements and disclosures which defines fair value, establishes a framework for measuring fair value and expands disclosures related to assets and liabilities measured at fair value. In February 2008, the FASB issued additional authoritative guidance for fair value measurements which delayed the effective date of the authoritative guidance for fair value measurements to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted the provisions of the authoritative guidance for fair value measurements on January 1, 2008 with the exception of the application of the guidance to non-recurring nonfinancial assets and nonfinancial liabilities which we adopted on October 1, 2009. Our disclosures on the use of fair value measurements for our nonfinancial assets and liabilities are included in Note 2, “Fair Value Measurements”.

In February 2007, standards were adopted that permit entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of this standard was effective as of the beginning of our 2009 fiscal year.  This pronouncement had no impact on MACC’s financial statements.

In October 2008, the FASB issued authoritative guidance which clarifies the application of determining fair value of financial assets when the market for that asset is not active.  More specifically, the pronouncement states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and are not representative of fair value in an orderly transaction.  The pronouncement also provides further guidance that the use of a reporting entity’s own assumptions about the future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available.  In addition, the pronouncement provides guidance on the level of reliance of broker quotes or pricing services when measuring fair value in a non-active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and a quote that is not a binding offer.  The guidance was effective upon issuance for all financial statements that had not been issued and any changes in valuation techniques as a result of applying this pronouncement were accounted for as a change in accounting estimate.  MACC adopted this pronouncement during the quarter ended December 31, 2008.  The adoption of this pronouncement had no impact on the financial statements.

In April 2009, the FASB issued authoritative guidance for fair value measurements and disclosures. This guidance provides companies with guidelines on how to determine fair value measurements when the volume and level of activity for an asset or liability have significantly decreased and how to identify transactions that are not orderly. This guidance was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We adopted this guidance for the quarter ended June 30, 2009, which did not have any impact on our financial statements.

In May 2009, the FASB issued authoritative guidance for subsequent events which provides rules on recognition and disclosure for events and transactions occurring after the balance sheet date but before the financial statements are issued or available to be issued. In addition, the guidance requires a reporting entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements are issued or the date the financial statements are available to be issued. This guidance was effective for interim and annual periods ending after June 15, 2009. We adopted this guidance for the quarter ended June 30, 2009 and have included the required additional disclosures in Note 7, “Subsequent Events.”

In June 2009, the FASB issued authoritative guidance on the Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“U.S. GAAP”), which establishes the Codification as the single source for nongovernmental financial statements prepared in accordance with U.S. GAAP, except for SEC rules and interpretive releases, which is also authoritative guidance for SEC registrants. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009 and superseded all then existing non-SEC accounting and reporting standards. The guidance is not intended to change or alter existing U.S. GAAP and will only impact references to accounting guidance. Accordingly, we removed references to legacy U.S. GAAP in our publicly issued consolidated financial statements, starting with the accompanying financial statements and disclosures for the period ended September 30, 2009.

(2)	Investments

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level 1 include listed equities and listed derivatives.

Level II – Pricing inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets or are otherwise observable, either directly or indirectly, for substantially the full term of the financial instruments. Level 2 inputs also include prices for the identical asset or liability in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers.

Investments which are generally included in this category include corporate debt and less liquid and restricted equity securities

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

All of MACC’s investments at September 30, 2010 and September 30, 2009 were classified and disclosed under the Level III category.  Investments are stated at fair value as determined by the Board of Directors according to the procedures of MACC’s Valuation Policy.  Securities are valued individually and in the aggregate as of the end of each quarter of each fiscal year and as of the end of each fiscal year.  Loan and debt security valuation determinations take into account portfolio companies’ financial condition, outlook, payment histories and other factors and are generally valued in an amount not greater than cost in consideration of a market participant’s view of exit price.  Similarly, equity security valuations take into account the following factors, among others: the portfolio company’s performance, the prospects of a portfolio company’s future equity financing and the character of participants in such financing, and the utilization of various financial measures, including cash flow multiples, as appropriate.  If a portfolio company appears likely to discontinue operations, a liquidation valuation technique may be employed.   The Board of Directors also considers credit market conditions, and the risks and uncertainties associated with those conditions in determining the values of its portfolio securities. Valuations established by the Board of Directors are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of portfolio assets, and these favorable or unfavorable differences could be material.

Loans and investments in portfolio securities include debt and equity securities in small business concerns located throughout the continental United States, with a concentration in the Midwest. MACC determined that the fair value of its portfolio securities was $9,226,650 at September 30, 2010.

The following table presents the investments at fair value as of September 30, 2010 by type of investment:

Fair Value Based on	Corporate Private Debt	Corporate Private Equity	Total

Investment Level III	$ 6,092,445	$3,134,205(1)	100%
(1) represents $557,848 in preferred shares; $1,698,638 in common shares; $802,215 in membership interests, and $75,504 in escrow.

The following table presents the investments at fair value as of September 30, 2009 by type of investment:

Fair Value Based on	Corporate Private Debt	Corporate Private Equity	Total

Investment Level III	$ 7,111,912	$4,663,630(1)	100%
(1) represents $3,074,045 in preferred shares; $817,925 in common shares; and $771,390 in membership interests.

The following table provides a rollforward in the changes in fair value during year ending September 30, 2010 for all investments which MACC has determined using unobservable (Level III) factors.

For the year ended September 30, 2010		Total

Balance, October 1, 2009		$11,775,272
Purchases (Debt Repayment)
Detroit Tool Metal Products Co.	$33,342
Feed Management Systems, Inc.	(1,288,285)
M.A. Gedney Company	(76,000)
Magnum Systems, Inc.	(143,541)
Morgan Ohare, Inc.	(7,812)
Portrait Displays, Inc.	(47,775)
SMWC Acquisition Co., Inc	29,544
Superior Holding, Inc.	39,000
TotaTotal Purchases (Debt Repayment)		(1,461,527)
RealRealized Gain (Loss)
Detroit Tool Metal Products Co.	540,579
Feed Management Systems, Inc.	(562,203)
Handy Industries, LLC	(269,093)
M.A. Gedney Company	(1,450,601)
Pratt-Read Corporation	(1,444,467)
TotaTotal Realized Gain (Loss)		(3,185,785)
Un rUnrealized Gain (Loss)
Aviation Manufacturing Group, LLC	31,176
Detroit Metal Product Co.	(540,579)
Feed Management Systems, Inc.	(115,144)
Handy Industries, LLC	202,051
Linton Truss Corporation	(65,700)
M.A. Gedney Company	1,526,600
Magnum Systems, Inc.	637,680
Monitronics International, Inc.	243,070
Morgan Ohare, Inc.	(3,864)
Portrait Displays, Inc.	(127,459)
Pratt-Read Corporation	1,444,466
SMWC Acquisition Co., Inc.	(200,794)
Spectrum Products, LLC	(432,813)
Superior Holding, Inc.	(500,000)
TotaTotal Unrealized Gain (Loss)		2,098,690
BalaBalance, September 30, 2010		$9,226,650
The The amount of total gains (losses) for the period included on the statement of operations attributable to changes in unrealized gains/losses relating to investments still held at the reporting date.		$2,098,690

As discussed in Note 1 above, realized gain was recognized in connection with the restructuring of the Company’s investment in Detroit Tool Metal Products Co.  Due to the subsequent reduction in fair value post restructuring, unrealized loss was also recognized on the security received in the restructuring resulting in no net change in net assets for the year ended September 30, 2010.

The following table provides a rollforward in the changes in fair value during year ending September 30, 2009 for all investments which MACC has determined using unobservable (Level III) factors.

For the year ended September 30, 2009		Total

Balance, October 1, 2008		$14,501,851
Purchases (Debt Repayment)
Central Fiber Corporation	($258,222)
Handy Industries, LLC	100,565
Linton Truss Corporation	21
MainStream Data, Inc.	(100,057)
Morgan Ohare, Inc.	(57,292)
Portrait Displays, Inc.	(81,575)
SMWC Acquisition Co., Inc	(73,425)
Superior Holding, Inc.	39,000
Warren Family Funeral Homes, Inc.	(12)
TotaTotal Purchases (Debt Repayment)		(430,997)
RealRealized Gain (Loss)
Handy Industries, LLC	(667,327)
Kwik-Way Products, Inc.	(768,610)
MainStream Data, Inc.	(99,992)
Phonex Broadband Corporation	(1,155,000)
TotaTotal Realized Gain (Loss)		(2,690,929)
Un rUnrealized Gain (Loss)
Aviation Manufacturing Group, LLC	(24,520)
Detroit Tool Metal Products Co.	(321,973)
Feed Management Systems, Inc.	39,641
Handy Industries, LLC	215,877
Kwik-Way Products, Inc.	768,610
Linton Truss Corporation	(115,000)
M.A. Gedney Company	(145,999)
Magnum Systems, Inc.	(250,000)
MainStream Data, Inc.	(24,951)
Morgan Ohare, Inc.	(216,667)
Phonex Broadband Corporation	1,154,999
Portrait Displays, Inc.	324,050
Pratt-Read Corporation	(905,576)
Spectrum Products, LLC	432,706
Superior Holding, Inc.	(335,850)
Warren Family Funeral Homes, Inc.	(200,000)
TotaTotal Unrealized Gain (Loss)		395,347
BalaBalance, September 30, 2009		$11,775,272
The The amount of total gains (losses) for the period included on the statement of operations attributable to changes in unrealized gains/losses relating to investments still held at the reporting date.		$395,347

Total unrealized gains and losses recorded for Level III investments are reported in Net Change in Unrealized Loss in the Statements of Operations.

INVESTMENT CONCENTRATIONS

At September 30, 2010, the Company has aggregate investments in 11 Portfolio Companies and approximately 66% of the aggregate fair value of such investments was senior subordinated debt and 34% was in equity instruments.  The following table outlines the Company’s investment by type at September 30, 2010 and 2009.

	September 30, 2010		September 30, 2009
	Cost	Fair Value	Cost	Fair Value
Senior Subordinated Debt	7,748,643	6,092,445	7,949,900	7,111,912
Preferred Equity Securities	1,416,892	557,848	4,686,768	3,074,045
Common Equity Securities	354,663	1,698,638	1,681,849	817,925
Membership Interests	390	802,215	390	771,390
Escrows	151,007	75,504	---	---

MACC acquired its portfolio securities by direct purchase from the issuers under investment representation and values the securities on the premise that, in most instances, they may not be sold without registration under the Securities Act of 1933. The price of securities purchased was determined by direct negotiation between MACC and the seller. All portfolio securities are considered to be restricted in their disposition and illiquid at September 30, 2010 and 2009.

(3)	NOTES PAYABLE

MACC has a term loan in the amount of $3,367,928 with the Bank as of September 30, 2010.  This note is a variable interest rate note secured by a Security Agreement, Commercial Pledge Agreement and a Master Business Loan Agreement.  The interest rate fluctuates daily and is the greater of the Wall Street Journal prime rate plus 0.5% or 6.0%.  The interest rate on the note at September 30, 2010 was 6.0%.  The note has a stated maturity of January 10, 2011. On December 13, 2010, the Company paid $693,263 to the Bank in the form of a principal payment on the outstanding note payable with the Bank.  The payment was made from proceeds of a portfolio company exit transaction and in accordance with the terms outlined in the note payable.  Subsequent to the payment, the balance of the note payable on December 13, 2010 was $2,663,029.

During the year ended September 30, 2009, MACC had a term loan in the amount of $4,618,659 with Cedar Rapids Bank & Trust Company.  The note was a variable interest rate note secured by a Security Agreement, Commercial Pledge Agreement and a Master Business Loan Agreement.  The interest rate on the note at September 30, 2009 was 6.0%.  The note had a stated maturity of March 31, 2010.

(4)	INCOME TAXES

Income tax expense differed from the amounts computed by applying the United States federal income tax rate of 34% to pretax loss due to the following (rounded to thousands):

		2010	2009	2008
Computed “expected” tax expense	$	(619,000)	(914,000)	(369,000)
Increase (reduction) in income taxes resulting from:
Nontaxable dividend income		(31,000)	(26,000)	(59,000)
Reduction of Federal Net Operating Losses		1,136,000	---	1,824,000
Change in the beginning of the period valuation allowance for deferred tax assets		(504,000)	940,000	(1,396,000)
Other		18,000	---	---

Income tax expense / (benefit)	$	---	---	---

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at September 30, 2010 and 2009 are as follows (rounded to thousands):

	2010	2009
Deferred tax assets:
Net operating and capital loss carryforwards	$8,174,000	7,953,000
Unrealized depreciation on investments	590,000	1,460,000
Interest Reserve and other	513,000	586,000

Total gross deferred tax assets	9,277,000	9,999,000

Less valuation allowance	(8,947,000)	(9,451,000)
Net deferred tax assets	330,000	548,000

Deferred tax liabilities:
Equity pass-through investments		(275,000)	(427,000)
Other assets received in lieu of cash		(55,000)	(121,000)
Net deferred tax assets	$	---	---

The net change in the total valuation allowance for the year ended September 30, 2010 was a decrease of $504,000 as compared with an increase of $1,069,000 at the year ended September 30, 2009. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the gross deferred tax assets, MACC will need to generate future taxable income of approximately $21 million prior to the expiration of the loss carryforwards in 2014-2030.

At September 30, 2010, MACC has net operating and capital loss carryforwards for federal income tax purposes of approximately $21 million, which are available to offset future federal taxable income, if any, through 2030.  At September 30, 2009, MACC had approximately $20 million in net operating and capital loss carryforwards.

The Company files income tax returns in the U.S. federal jurisdiction, and approximately three state jurisdictions.  Tax years ending September 30 of 2009, 2008, and 2007 are currently open for examination by federal and state tax authorities.

The Company has no unrecognized tax benefits as of September 30, 2010.  The Company does not believe that the amount of unrecognized tax benefits will significantly increase within the next 12 months.

(5)	MANAGEMENT AGREEMENTS

(a)	Eudaimonia

MACC entered into an investment advisory agreement (the “Agreement”) with Eudaimonia Asset Management, LLC (“EAM”) on April 29, 2008.  The management fee is equal to an annual rate of 2.0% of Assets Under Management (as defined in the Agreement), payable in arrears.  In April, 2009, EAM elected to voluntarily reduce their fee to 1.5% and additionally in May, 2009, to reduce their fee to 1.0% for an indefinite period.  The remaining 1.0% of the management fee continues to be paid and allocated to the subadvisor.  In addition to the management fee, MACC contracted to pay an incentive fee of 13.4% of Net Capital Gains on Existing Portfolio Companies (as defined in the Agreement) and an incentive fee of 20.0% of Net Capital Gains on New Portfolio Companies (as defined in the Agreement), before taxes.  The Agreement may be terminated by either party upon sixty days’ written notice. Total management fees under the Agreement amounted to $0 for the year ended

September 30, 2010 and $81,525 for the year ended September 30, 2009. There were $0 incentive fees paid under the Agreement in 2010 and 2009.

(b)	InvestAmerica

MACC and EAM entered into an investment sub-advisory agreement (the “Subadvisory Agreement”) with InvestAmerica on April 29, 2008.  The management fee (as defined in the Subadvisory Agreement) is equal to 50% of the management fee actually paid by MACC to EAM attributable to Existing Portfolio Companies, payable in arrears. EAM elected to reduce their fees, however InvestAmerica continues to receive a management fee equal to 50% of the original agreement or an annual rate of 1% of Assets under Management attributable to Existing Portfolio Companies. The Subadvisory Agreement may be terminated by any party upon sixty days’ written notice. Total management fees paid to InvestAmerica amounted to $114,614 for the year ended September 30, 2010 and $142,279 for the year ended September 30, 2009. There were $0 incentive fees paid under the Subadvisory Agreement in 2010 and 2009.

(6)	Commitments and Contingencies

As of September 30, 2010, the Company was not party to any signed and non-binding term sheets for potential investments.

(7)	Subsequent events

The Company evaluated all events that have occurred subsequent to September 30, 2010 through the date of the filing of this Annual Report.  MACC held its annual meeting of shareholders on November 30, 2010 (the “Annual Meeting”).  Among other things, at the Annual Meeting the shareholders re-elected the current members of the Board; however the shareholders did not approve:

●	Authorization for a reverse stock split of the Company’s common stock;

●	To change the Company’s name to “MACC Equities, Inc.”;

●	Authorization to sell or otherwise issue shares of the Company’s common stock at a price below its then-current net asset value per share;

●	Authorization to issue warrants, options or rights to subscribe for or convert into the Company’s common stock;

●	Approval of the Amended and Restated Investment Advisory Agreement between the Company and its current investment adviser, EAM;

●	Approval of the Amended and Restated Subadvisory Agreement by and among MACC, EAM and IAIA.

Refer to the discussion in note 1 with regard to the impact of these actions on the Company’s ability to continue as a going concern.

On December 13, 2010, the Company paid $693,263 to the Bank in the form of a principal payment on the outstanding note payable with the Bank.  The payment was made from proceeds of a portfolio company exit transaction and in accordance with the terms outlined in the note payable.  Subsequent to the payment, the balance of the note payable on December 13, 2010 was $2,663,029.  It is expected that MACC will enter into an extension of the note payable on or about January 10, 2011 which will extend the maturity date of the note payable to July 10, 2011.

In December 2010 it was announced that portfolio company, Monitronics International, Inc. was sold.  Details of the sale and the impact on MACC’s holdings are unknown to MACC as of the date of this report on Form 10-K.

(8)           FINANCIAL HIGHLIGHTS

The Company has presented the following disclosures pertaining to common stockholders, as required by the AICPA Audit and Accounting Guide for Investment Companies, for the years ended September 30:

	2010	2009	2008	2007	2006

Per Share Operating Performance (For a share of capital stock outstanding throughout the period): Net asset value, beginning of period	$3.17	4.23	4.67	4.71	5.54

Income from investment operations:
Investment expense, net	(0.32)	(0.23)	(0.18)	(0.32)	(0.48)
Net realized and unrealized (loss)
gain on investment transactions	(0.44)	(0.83)	(0.26)	0.28	(0.35)
Total from investment operations	(0.76)	(1.06)	(0.44)	(0.04)	(0.83)

Net asset value, end of period	$2.41	3.17	4.23	4.67	4.71
Closing market price	$0.85	0.80	1.36	2.45	1.78

	2010	2009	2008	2007	2006

Total return
Net asset value basis (1)	(23.83)%	(25.16)	(9.42)	(0.84)	(14.98)
Market price basis	6.25%	(41.18)	(44.49)	37.64	(30.74)

Net asset value, end of period (in thousands)	$5,948	7,809	10,435	11,521	11,618

Ratio to average net assets:
Investment (expense) income, net (1)	(10.37)%	(6.09)	(4.12)	(6.71)	(8.53)
Operating and income tax expense (1)	15.67%	12.29	12.92	15.22	18.46

(1)  MACC’s investment advisor, EAM elected to voluntarily waive its management fees during fiscal year 2010 and April through September, 2009.  Due to the election, the investment advisor voluntarily waived $114,614 as of September 30, 2010 and $60,753 as of September 30, 2009.  The effects of the waiver as of September 30, 2010 would be, total return on net assets value basis would be (25.30%); the investment (expense) income, net ratio would be (12.0%); and the operating and income expense ratio would be 17.34%. The effects of the waiver as of September 30, 2009 would be, total return on net assets value basis would be (25.74%); the investment (expense) income, net ratio would be (6.75%); and the operating and income expense ratio would be 12.97%.

The ratios of investment (expense) income, net to average net assets, of operating and income tax expenses to average net assets and total return are calculated for common stockholders as a class.  Total return, which reflects the annual change in net assets, was calculated using the change in net assets between the beginning and end of the year.  An individual common stockholder’s return may vary from these returns.

(9)           SELECTED QUARTERLY DATA (unaudited)

	2010
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total Investment Income	$167,043	$56,330	$78,775	$93,191
Interest Expense	51,965	67,914	67,811	71,063
Management and Professional Fees	210,815	133,841	113,742	122,031
Other Expenses	117,324	78,033	65,056	69,958
Investment Expense, Net	(213,061)	(223,458)	(167,834)	(169,861)
Net gain (loss) on investments	(1,144,861)	826,589	(445,152)	(323,671)
Net Change in Net Assets from Operations	(1,357,922)	603,131	(612,986)	(493,532)
Net Change in Net Assets from Operations per Share	$(0.55)	$0.24	$(0.25)	$(0.20)
Net Asset Value per Share	$2.41	$2.96	$2.72	$2.97

	2009
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total Investment Income	$141,403	$152,445	$81,763	$211,379
Interest Expense	74,647	85,745	70,895	72,507
Management and Professional Fees	127,877	95,909	184,686	132,171
Other Expenses	95,008	70,903	64,731	88,721
Investment Expense, Net	(156,129)	(100,112)	(238,549)	(82,020)
Net gain (loss) on investments	(91,979)	(1,075,523)	(1,150,381)	269,100
Net Change in Net Assets from Operations	(248,108)	(1,175,635)	(1,175,635)	187,080
Net Change in Net Assets from Operations per Share	$(0.10)	$(0.48)	$(0.56)	$0.08
Net Asset Value per Share	$3.17	$3.27	$3.75	$4.31

	2008
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total Investment Income	$219,400	$281,861	$194,298	$260,004
Interest Expense	77,871	93,377	108,812	128,115
Management and Professional Fees	118,538	174,370	262,105	122,684
Other Expenses	71,579	94,274	94,865	56,764
Investment Expense, Net	(48,588)	(80,160)	(271,484)	(47,559)
Net gain (loss) on investments	(339,926)	611,097	(187,855)	(721,354)
Net Change in Net Assets from Operations	(388,514)	530,937	(459,339)	(768,913)
Net Change in Net Assets from Operations per Share	$(0.16)	$0.21	$(0.18)	$(0.31)
Net Asset Value per Share	$4.23	$4.39	$4.18	$4.36

(10)            PORTFOLIO CHANGES DURING THE YEAR

CASH ADDITIONS TO PREVIOUS INVESTMENTS		DISPOSITIONS
	Amount Invested		Cost	Amount Received
Detroit Tool Metal Products*	$ 33,342	Feed Management Systems, Inc.	$2,001,495	$1,288,285
Superior Holding, Inc.*	39,000	Handy Industries, LLC	269,093	0
		M.A. Gedney Company	1,526,601	76,000
		Pratt-Read Corporation	1,444,467	0
	$ 72,342		$5,241,656	$1,364,285

		REPAYMENTS RECEIVED		$199,128

* These investments were co-investments with another fund managed by InvestAmerica.

SCHEDULE OF INVESTMENTS
SCHEDULE 1 - SEPTEMBER 30, 2010

Manufacturing:
Company	Security	Percent of Net assets	Value	Cost (d)

Aviation Manufacturing Group, LLC (a)	14% debt security, due December 31, 2011		$616,000	616,000
Yankton, South Dakota	154,000 units preferred		154,000	154,000
Manufacturer of flight critical parts for aircraft	Membership interest 14% note, due December 31, 2011		802,215 77,000	39 77,000
			1,649,215	847,039

Detroit Tool Metal Products Co. (a)	12% debt security, due December 31, 2011		1,371,508	1,912,087
Lebanon, Missouri	19,853.94 shares Series A preferred (c)		----	195,231
Metal stamping	7,887.17 shares common (c)		----	126,742
	8% debt security, due December 31, 2011		33,342	33,342
			1,404,850	2,267,402

Linton Truss Corporation	542.8 common shares (c)		----	----
Delray Beach, Florida	400 shares Series 1 preferred (c)		9,336	40,000
Manufacturer of residential roof and floor truss systems	Warrants to purchase common shares (c)		---	36
			9,336	40,036

Magnum Systems, Inc. (a)	12% debt security, due November 1, 2011		430,622	430,622
Parsons, Kansas	48,038 common shares (c)		48,038	48,038
Manufacturer of industrial bagging equipment	292,800 shares preferred (c) Warrant to purchase 56,529 common shares (c)		304,512 968,245	304,512 565
			1,751,417	783,737

Spectrum Products, LLC (b)	13% debt security, due January 1, 2011 (c)		1,077,542	1,077,649
Missoula, Montana	385,000 units Series A preferred (c)		---	385,000
Manufacturer of equipment for the swimming pool	Membership interest (c)		---	351
industry	35,073.50 units Class B preferred (c)		---	47,355
			1,077,542	1,510,355

Superior Holding, Inc. (a)	6% debt security, due April 1, 2013 (c)		370,608	780,000
Wichita, Kansas	Warrant to purchase 11,143 common shares (c)		---	1
Manufacturer of industrial and	6% debt security, due April 1, 2013 (c)		110,000	221,000
commercial boilers and shower	121,457 common shares (c)		----	121,457
doors, frames and enclosures	6% debt security, due April 1, 2013 (c)		150,000	308,880
	312,000 common shares (c)		----	3,120
	12% debt security, April 1, 2013		23,000	39,000
	12% debt security, April 1, 2013		23,000	39,000
			676,608	1,512,458

Total manufacturing		71%	6,568,968	6,961,027

SCHEDULE OF INVESTMENTS CONTINUED…
SCHEDULE 1 - SEPTEMBER 30, 2010

Service:
Company	Security	Percent of Net assets	Value	Cost (d)

Monitronics International, Inc.	73,214 common shares (c)		682,354	54,703
Dallas, Texas
Provides home security systems monitoring services

Morgan Ohare, Inc. (b)	0% debt security, due January 1, 2011 (c)		848,219	1,125,000
Addison, Illinois	10% debt security, due January 1, 2011		231,771	231,771
Fastener plating and heat treating	57 common shares (c)		1	1
			1,079,991	1,356,772

SMWC Acquisition Co., Inc. (a) Kansas City, Missouri Steel warehouse distribution and Processing	12% debt security due September 30, 2011		220,000	220,000
	145,397 shares Series A preferred (c)		90,000	290,794
			310,000	510,794

Total Service		23%	2,072,345	1,922,269

Technology and Communications:

Feed Management Systems, Inc. (a)	Escrow (c)		75,504	151,007
Brooklyn Center, Minnesota
and B2B internet services

Portrait Displays, Inc.	10% debt security, due April 1, 2012		509,833	637,292
Pleasanton, California	Warrant to purchase 39,400 common shares (c)		----	----
Designs and markets pivot enabling			509,833	637,292
software for LCD computer monitors

Total technology and communications		6%	585,337	788,299

			$9,226,650	9,671,595

SEE ACCOMPANYING NOTES TO SCHEDULE OF INVESTMENTS.

SCHEDULE OF INVESTMENTS CONTINUED…
SCHEDULE 1 - SEPTEMBER 30, 2010

(a)  Affiliated company.  Represents ownership of greater than 5% to 25% of the outstanding voting securities of the issuer, and is or was an affiliate of MACC Private Equities Inc. as defined in the Investment Company Act of 1940 at or during the period ended September 30, 2010.  Transactions during the period in which the issuers were affiliated companies are as follows:

Description	Beginning Cost	Purchases	Sales	Ending Cost	Dividend Income	Interest Income	Net Realized Gains/Losses

Aviation Manufacturing Group, LLC	$847,039	---	---	847,039	53,631	97,020	---
Detroit Tool Metal Products Co.	1,693,480	573,922	---	2,267,402	---	(241,843)	540,579
Feed Management Systems, Inc.	2,001,495	---	1,850,488	151,007	88,496	---	(562,203)
Handy Industries, LLC	269,093	---	269,093	---	---	---	(269,093)
M.A. Gedney Company	1,526,601	---	1,526,601	---	---	---	(1,450,601)
Magnum Systems, Inc.	927,278	---	143,541	783,737	42,632	55,072	---
Pratt-Read Corporation	1,444,467	---	1,444,467	---	---	---	(1,444,467)
SMWC Acquisition Co., Inc	481,250	29,544	---	510,794	---	42,891	---
Superior Holding, Inc.	1,473,458	39,000	---	1,512,458	---	8,510	---

Total	$10,664,161	642,466	5,234,190	6,072,437	184,759	(38,350)	(3,185,785)

Purchases above include interest capitalized and incremental principal received in connection with the restructuring of the Company’s investments in Detroit Tool Metal Products Co. and SMWC Acquisition Co., Inc. of $540,579 and $29,544 respectively.

(b) Controlled company.  Represents ownership of greater than 25% of the outstanding voting securities of the issuer, and is or was a controlled affiliate of MACC as defined in the Investment Company Act of 1940 at or during the period ended September 30, 2010.  Transactions during the period in which the issuers were controlled affiliates are as follows:

Description	Beginning Cost	Purchase Cost	Sales Cost	Ending Cost	Dividend Income	Interest Income	Net Realized Gains/Losses
Morgan Ohare, Inc.	$1,364,584	---	7,812	1,356,772	---	(30,602)	---
Spectrum Products, LLC	1,510,355	---	---	1,510,355	---	211,867	---
Total	$2,874,939	---	7,812	2,867,127	---	181,265	---

(c) Presently nonincome producing.

(d)  For all debt securities presented, the cost is equal to the principal balance.

Notes to SCHEDULE OF INVESTMENTS

(A)  For investments held at the February 15, 1995 fresh-start date, the stated cost represents the fair value at the fresh-start date.

(B)  At September 30, 2010, all securities are considered to be restricted in their disposition and are stated at what the Board of Directors considers to be fair value.

NOTES TO SCHEDULE OF INVESTMENTS CONTINUED…

SCHEDULE 1 - SEPTEMBER 30, 2010

(C) At September 30, 2010, the cost of securities for federal income tax purposes was $9,876,908, and the aggregate unrealized appreciation/depreciation (including other basis differences) based on that cost was:

Unrealized appreciation	$1,475,878
Unrealized depreciation	(825,620)
Net unrealized depreciation	$ 650,258

 (D) MACC owns a portfolio which includes investments in restricted securities of small businesses. Within this portfolio, five of these restricted securities include registration rights and six of these restricted securities do not include registration rights. Within the five securities that include registration rights, the actual rights include the following general characteristics:

1.  The securities generally provide for demand rights as follows:

a. The demand rights may only be required from a low of 25% of the security holders to a high of a majority of the security holders.

b. The security holders may require from one to two demand registrations

c. The small businesses are generally only required to use “best efforts” to comply with the demands.

2.  The securities generally allow the security holders to register securities if the small business registers its securities, i.e. “piggyback rights.”

a. Piggyback rights generally may be accessed by individual security holders

b. Under piggyback rights, the small business and its investment bankers are only required to use best efforts to comply with the right.

3.  The Company expects that, in general, the securities that they will acquire in the future will include demand and piggyback rights.

SCHEDULE OF INVESTMENTS
SCHEDULE 1 - SEPTEMBER 30, 2010

Manufacturing:

Company	Security	Percent of Net Assets	Value	Cost (d)

Aviation Manufacturing Group, LLC (a)	14% debt security, due October 1, 2010 (c)		$616,000	616,000
Yankton, South Dakota	154,000 units preferred		154,000	154,000
Manufacturer of flight critical	Membership interest		771,039	39
parts for aircraft	14% note, due October 1, 2010		77,000	77,000
			1,618,039	847,039

Detroit Tool Metal Products Co. (a)	12% debt security, due November 18, 2009		1,371,507	1,371,507
Lebanon, Missouri	19,853.94 shares Series A preferred (c)		---	195,231
Metal stamping	7,887.17 shares common (c)		---	126,742
			1,371,507	1,693,480

Handy Industries, LLC (a)	1,015.79 units Class A1 preferred (c)		67,042	269,093
Marshalltown, Iowa
Manufacturer of lifts for motorcycles, trucks and industrial metal products

Linton Truss Corporation	542.8 common shares (c)		---	---
Delray Beach, Florida	400 shares Series 1 preferred (c)		75,000	40,000
Manufacturer of residential roof and	Warrants to purchase common shares (c)		36	36
floor truss systems
			75,036	40,036

M.A. Gedney Company (a)	648,783 shares preferred (c)		---	1,450,601
Chaska, Minnesota	12% debt security, due June 30,2012		1	76,000
Pickle Processor	Warrant to purchase 83,573 preferred shares
	(c)		---	---
			1	1,526,601

Magnum Systems, Inc. (a)	12% debt security, due November 1, 2011		574,163	574,163
Parsons, Kansas	48,038 common shares (c)		48,038	48,038
Manufacturer of industrial bagging	292,800 shares preferred (c)		304,512	304,512
equipment	Warrant to purchase 56,529 common shares
	(c)		330,565	565
			1,257,278	927,278

Pratt-Read Corporation (a)	13,889 shares Series A Preferred (c)		---	750,000
Bridgeport, Connecticut	7,718 shares Service A preferred (c)		---	416,667
Manufacturer of screwdriver shafts	13% debt security, due January 7, 2009 (c)		1	277,800
and handles and other hand tools	Warrants to purchase common shares (c)		--	---
			1	1,444,467

Spectrum Products, LLC (b)	13% debt security, due January 1, 2011 (c)		1,077,649	1,077,649
Missoula, Montana	385,000 units Series A preferred (c)		385,000	385,000
Manufacturer of equipment for the	Membership interest (c)		351	351
swimming pool industry	35,073.50 units Class B preferred (c)		47,355	47,355
			1,510,355	1,510,355

SCHEDULE OF INVESTMENTS CONTINUED…
SCHEDULE 1 - SEPTEMBER 30, 2010

Manufacturing:

Company	Security	Percent of Net Assets	Value	Cost (d)

Superior Holding, Inc. (a)	6% debt security, due April 1, 2010 (c)		568,727	780,000
Wichita, Kansas	Warrant to purchase 11,143 common Shares (c)		1	1
Manufacturer of industrial and	6% debt security, due April 1, 2010 (c)		221,000	221,000
commercial boilers and shower	121,457 common shares (c)		---	121,457
doors, frames and enclosures	6% debt security, due April 1, 2010 (c)		308,880	308,880
	312,000 common shares (c)		---	3,120
	19% debt security, January 1, 2010 (c)		39,000	39,000
			1,137,608	1,473,458

Total manufacturing		60%	7,036,867	9,731,807

Service:

Monitronics International, Inc.	73,214 common shares (c)		439,284	54,703
Dallas, Texas
Provides home security systems
monitoring services

Morgan Ohare, Inc. (b)	0% debt security, due January 1, 2010 (c)		900,000	1,125,000
Addison, Illinois	10% debt security, due January 1, 2010		191,666	239,583
Fastener plating and heat treating	57 common shares (c)		1	1
			1,091,667	1,364,584

SMWC Acquisition Co., Inc. (a)	13% debt security due September 30, 2011		68,750	68,750
Kansas City, Missouri	12% debt security due September 30, 2011		412,500	412,500
Steel warehouse distribution and			481,250	481,250
processing

Total Service		17%	2,012,201	1,900,537

Technology and Communications:

Feed Management Systems, Inc. (a)	540,551 common shares (c)		---	1,327,186
Brooklyn Center, Minnesota	674,309 shares Series A preferred (c)		2,041,136	674,309
and B2B internet services			2041,136	2,001,495

Portrait Displays, Inc.	10% debt security, due April 1, 2012		685,068	685,068
Pleasanton, California	Warrant to purchase 39,400 common Shares (c)		---	---
Designs and markets pivot enabling			685,068	685,068
software for LCD computer
monitors

Total technology and communications
		23%	2,726,204	2,686,563

			$11,775,272	14,318,907

SEE ACCOMPANYING NOTES TO SCHEDULE OF INVESTMENTS.

SCHEDULE OF INVESTMENTS CONTINUED…
SCHEDULE 1 - SEPTEMBER 30, 2009

(a)  Affiliated company.  Represents ownership of greater than 5% to 25% of the outstanding voting securities of the issuer, and is or was an affiliate of MACC Private Equities Inc. as defined in the Investment Company Act of 1940 at or during the period ended September 30, 2009.  Transactions during the period in which the issuers were affiliated companies are as follows:

Description	Beginning Cost	Purchases	Sales	Ending Cost	Dividend Income	Interest Income	Net Realized Gains/Losses

Aviation Manufacturing Group, LLC	$847,039	---	---	847,039	51,550	97,020	---
Detroit Tool Metal Products Co.	1,693,480	---	---	1,693,480	---	26,529	---
Feed Management Systems, Inc.	2,001,495	---	---	2,001,495	---	---	---
Handy Industries, LLC	835,855	100,565	667,327	269,093	---	---	(667,327)
Kwik-Way Products, Inc.	768,610	---	768,610	---	---	---	(768,610)
M.A. Gedney Company	1,526,601	---	---	1,526,601	---	(21,609)	---
Magnum Systems, Inc.	927,278	---	---	927,278	109,624	68,899	---
MainStream Data, Inc.	200,049	---	200,049	---	---	---	(99,992)
Pratt-Read Corporation	1,444,467	---	---	1,444,467	---	---	---
SMWC Acquisition Co., Inc	554,675	---	73,425	481,250	---	61,537	---
Superior Holding, Inc.	1,434,458	39,000	---	1,473,458	---	4,411	---

Total	$12,234,007	139,565	1,709,411	10,664,161	161,174	236,787	(1,535,929)

(b) Controlled company.  Represents ownership of greater than 25% of the outstanding voting securities of the issuer, and is or was a controlled affiliate of MACC as defined in the Investment Company Act of 1940 at or during the period ended September 30, 2009.  Transactions during the period in which the issuers were controlled affiliates are as follows:

Description	Beginning Cost	Purchase Cost	Sales Cost	Ending Cost	Dividend Income	Interest Income	Net Realized Gains/Losses
Morgan Ohare, Inc.	$1,421,876	---	57,292	1,364,584	---	24,957	---
Spectrum Products, LLC	1,510,355	---	---	1,510,355	26,766	---	---
Total	$2,932,231	---	57,292	2,874,939	26,766	24,957	---

(c) Presently nonincome producing.

(d)  For all debt securities presented, the cost is equal to the principal balance.

Notes to SCHEDULE OF INVESTMENTS

(A)  For investments held at the February 15, 1995 fresh-start date, the stated cost represents the fair value at the fresh-start date.

(B)  At September 30, 2009, all securities are considered to be restricted in their disposition and are stated at what the Board of Directors considers to be fair value.

(C) At September 30, 2009, the cost of securities for federal income tax purposes was $13,897,452, and the aggregate unrealized appreciation/depreciation (including other basis differences) based on that cost was:

Unrealized appreciation	$1,634,049
Unrealized depreciation	(3,831,092)
Net unrealized depreciation	$ (2,197,043)

Notes to SCHEDULE OF INVESTMENTS CONTINUED…
SCHEDULE 1 - SEPTEMBER 30, 2009

(D) MACC owns a portfolio which includes investments in restricted securities of small businesses. Within this portfolio, eight of these restricted securities include registration rights and six of these restricted securities do not include registration rights. Within the eight securities that include registration rights, the actual rights include the following general characteristics:

1.  The securities generally provide for demand rights as follows:

a. The demand rights may only be required from a low of 25% of the security holders to a high of a majority of the security holders.

b. The security holders may require from one to two demand registrations.

c. The small businesses are generally only required to use “best efforts” to comply with the demands.

2.  The securities generally allow the security holders to register securities if the small business registers its securities, i.e. “piggyback rights.”

a. Piggyback rights generally may be accessed by individual security holders.

b. Under piggyback rights, the small business and its investment bankers are only required to use best efforts to comply with the right.

3.  The Company expects that, in general, the securities that they will acquire in the future will include demand and piggyback rights.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no items to report.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, the Chief Executive Officer and Chief Financial Officer of MACC (the “Certifying Officers”) conducted evaluations of MACC’s disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Certifying Officers have evaluated MACC’s disclosure controls and procedures and have concluded, as a result of the identification of material weaknesses in internal control over financial reporting, that those disclosure controls and procedures were not effective as of September 30, 2010.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  MACC’s internal control system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that: 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; 2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of MACC; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of MACC’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Because of these limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of MACC’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of MACC’s internal control over financial reporting as of September 30, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  In performing the assessment, management identified the following material weaknesses in internal control over financial reporting:

1)	MACC’s policies and procedures over the preparation and accumulation of information used in the investments valuation process and management’s review thereof are not appropriately designed to identify matters that may affect the appropriateness and reliability of information provided to the valuation committee. Specifically, our policies and procedures and management review controls were not designed to ensure the appropriateness and consistency in (a) the preparation of the portfolio company financial information provided to the valuation committee, (b) the procedures used to ensure the relevancy and reliability of the underlying financial information provided by the portfolio companies, and (c) the methods used to value MACC’s individual investments

2)	MACC’s entity-level policies and procedures for monitoring internal control over financial reporting were not sufficient. Specifically, we did not have sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training who could execute appropriate monitoring controls and perform adequate supervisory reviews over the investments valuation process. This material weakness contributed to the additional material weakness discussed above.

These material weaknesses resulted in an adjustment to the allocation of the decline in fair value to individual investment holdings in one portfolio company that has been reflected in the financial statements included herein.

As a result of these material weaknesses, we have concluded that internal control over financial reporting was not effective as of September 30, 2010.

This annual report does not include an attestation report of the MACC’s registered public accounting firm regarding internal control over financial reporting due to the established rules of the SEC and Section 989G of the Dodd-Frank Act of 2010.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
(d)	Remediation Plan

At the Company’s annual shareholder meeting held on November 30, 2010, shareholders voted against giving the Company the ability to raise additional capital through the issuance of shares of Company common stock at a price below its then-current net asset value per share or the ability to issue warrants, options or rights to subscribe for or convert into Company common stock. Without the authorization to sell shares at below net asset value, the Company’s ability to raise funding through the capital markets has become limited.  In addition, the shareholders voted against approving the Amended and Restated investment Advisory Agreement between MACC and its current investment adviser, EAM, as well as against the approval of the Amended and Restated Subadvisory Agreement with IAIA.  As a result of these uncertainties relative to the future of MACC’s ongoing operations, MACC has not yet developed a remediation plan to address the material weaknesses identified above.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our business and affairs are managed under the direction of our Board.  Accordingly, our Board provides broad supervision over our affairs, including supervision of the duties performed by our Adviser and Subadviser.  Certain employees of our Adviser are responsible for our day-to-day operations.  The names, ages and addresses of our Directors and specified executive officers, together with their principal occupations and other affiliations during the past five years, are set forth below.  Each Director and officer will hold office for a one year term to which he or she is elected and until his successor is duly elected and qualifies, or until he resigns or is removed in the manner provided by law.  Our Board consists of a majority of Independent Directors.  The Director who is an “interested person” (as defined in the 1940 Act) is referred to as an “Interested Director.”  The address for all officers and Directors is 2533 South Coast Highway 101, Suite 240, Cardiff-By-The-Sea, California 92007.  None of our Directors or officers serve as a director for any other company which (i) has a class of securities registered under section 12 of the Exchange Act, (ii) is subject to section 15(d) of the Exchange Act, or (iii) is registered as an investment company under the 1940 Act; and MACC only has one investment portfolio.

Director Qualifications

The table below discusses the experiences, qualifications and skills of each of our Directors which led to the conclusion that they should serve as such.

Director	Experiences, Qualifications and Skills

Mr. Roth
Mr. Roth has served as a director since 2000.  As a certified public accountant, as Chairman of his own firm and prior to that as a partner at Deloitte & Touche, Mr. Roth was originally asked to join the Board to serve as the Audit Committee’s financial expert.   In his current position with RCP and throughout his service to us, Mr. Roth has helped the Board evaluate strategic options.    In addition, Mr. Roth has helped create our current strategy to change our investment focus.  Given his background as a CPA, his long Board service, his primary investment banking activities, and experience, Mr. Roth provides important skills to the Board as the Company continues to explore its future direction.

Mr. Gadawski
Mr. Gadawski was recently recruited to serve on the Board to serve as a member of the Audit Committee and as that Committee’s financial expert.  In addition, Mr. Gadawski's career in smaller high growth companies is important to the Board and as the Company continues to explore its future direction.

Mr. Eiler
Mr. Eiler was asked to join the Board in 2007 due to his long career in financial services, including as CEO overseeing an extensive loan portfolio and as an investment banker.  Mr. Eiler’s extensive finance experience is important to management of our Existing Portfolio as the Company continues to explore its future direction.

Mr. Dunn
Mr. Dunn has served as a Director since its inception and brings that experience to his continued service.  As the principal owner and CEO of a bank holding company and affiliates, Mr. Dunn brings the perspective of a highly-regulated financial industry to the Board and serves as the Chair of the Audit Committee.

DIRECTORS:

Name and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years

Gordon J. Roth, 56†	Director	Since 2000
CFO and Chief Operating Officer, Roth Capital Partners, LLC (independent investment banking firm specializing in small-cap companies), 2000-present; Chairman, Roth & Company, P.C. (public accounting firm located in Des Moines, Iowa), 1990-2000. Prior to that, Mr. Roth was a partner at Deloitte & Touche, a public accounting firm, in Des Moines.

Kevin J. Gadawski, 43	Director	Since January, 2010
President, NL Strategies, Inc. (a financial and strategic consulting firm), 2007-present; Owner and President of First Check Diagnostics, LLC (manufacturer of medical devices), 2004-2007;  COO and CFO, Worldwide Medical, 2002-2004; CFO, California Software, 2001-2002;  Prior to 2001, Mr. Gadawski was CFO at e-net Financial, a company providing mortgage services to both commercial and consumer markets.  Mr. Gadawski is a Certified Pubic Accountant and has a Bachelors of Science in Accounting from Northern Kentucky University.

James W. Eiler, 59	Director	Since January, 2008
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

Michael W. Dunn, 61	Director	Since 1994; Chairman since December 8, 2009	Director, MorAmerica (1994 – 2008); CEO (since 1980), President and CEO and Director (since 1983), Farmers & Merchants Savings Bank of Manchester, Iowa.

†  As a member of the Board of Managers of EAM, Mr. Roth is an “interested person” of MACC, as that term is defined in Section 2(a)(19) of the 1940 Act.

Officers:

Executive Officers

Our current officers are listed in the chart below.  As affiliated persons of EAM, the officers are “interested persons,” as that term is defined in Section 2(a)(19) of the 1940 Act.  The address for all officers is 2533 South Coast Highway 101, Suite 240, Cardiff-By-The-Sea, California 92007.

Name and Age	Position(s) Held with MACC	Length of Time Served	Principal Occupation(s) During Past 5 Years
Travis T. Prentice, 35	President & CEO	Since April, 2008
President and Chief Investment Officer of EAM, a firm he co-founded in 2007.  In addition, he serves as portfolio manager for the firm’s Micro Cap Growth and Ultra Micro Cap Growth investment strategies. Prior to founding Eudaimonia, Mr. Prentice was a Partner, Managing Director and Portfolio Manager with Nicholas-Applegate Capital Management where he had lead portfolio management responsibilities for their Micro and Ultra Micro Cap investment strategies and a senior role in the firm’s US Micro/Emerging Growth team.  He brings over twelve years of institutional investment experience from Eudaimonia and Nicholas Applegate where he originally joined in 1997. He holds a Masters in Business Administration from San Diego State University and a Bachelor of Arts in Economics and a Bachelor of Arts in Psychology from the University of Arizona.

Derek J. Gaertner, 39	Chief Financial Officer & CCO	Since April, 2008
Vice President and Chief Operating/ Compliance Officer of Eudaimonia.  Prior to joining Eudaimonia in 2007, Mr. Gaertner was the Chief Financial Officer of Torrey Pines Capital Management, a global long/short equity hedge fund located in San Diego, California.  He was also responsible for overseeing the firm’s regulatory compliance and operations functions.  Prior to joining Torrey Pines Capital Management in 2004, Mr. Gaertner was a Tax Manager with PricewaterhouseCoopers LLP.  He has over 8 years of public accounting experience in both the audit and tax departments.  Mr. Gaertner is a Certified Public Accountant and has a Bachelors of Science in Accounting from the University of Southern California and Masters of Science in Taxation from Golden Gate University, San Francisco.

Montie L. Weisenberger, 42	Treasurer & Secretary	Since April, 2008
Senior Vice President and Portfolio Manager of Eudaimonia, a firm he co-founded in 2007.  Mr. Weisenberger has primary portfolio management responsibilities for the firm’s Small Cap Growth investment strategy.  Prior to founding Eudaimonia, Mr. Weisenberger was a Senior Vice President and Portfolio Manager at Nicholas Applegate Capital Management where he had lead portfolio management responsibilities for the firm’s Traditional Small-to-Mid Cap Growth strategy and was a senior member of the firm’s US Micro / Emerging Growth team since 2001.  Prior to joining Nicholas Applegate Capital Management, Montie was a research analyst at Adams, Harkness & Hill, now Cannacord Adams, an emerging growth investment bank located in Boston, MA. Mr. Weisenberger also spent more than five years as a finance and strategic management consultant, most recently as a manager with KPMG, LLP.  Mr. Weisenberger brings more than fourteen years of combined investment management and financial analysis experience to Eudaimonia Asset Management.  He holds a Masters in Business Administration and a Masters in Health Administration from Georgia State University and a Bachelor of Arts in Business Administration from Flagler College.

Common Stock Ownership

As of December 15, 2010, there were 2,464,621 shares of common stock issued and outstanding.  Because they serve as our investment advisers, EAM, a California limited liability company located at 2533 South Coast Highway 101, Suite 240, Cardiff-By-The-Sea, California 92007, and IAIA, a Delaware corporation located at 101 Second Street S.E., Suite 800, Cedar Rapids IA 52401, are deemed to control us, within the meaning of the 1940 Act.  Additionally, Bridgewater

International Group, LLC (“BIG”) and Mr. Benjamin Jiaravanon (a former Director) control MACC through either direct or beneficial ownership of 804,689 of our shares, which as of August 19, 2010 comprised 32.65% of our issued and outstanding stock.  BIG is organized under the laws of the State of Utah.

Our officers and directors, eight in number as a group, beneficially own 114,517 shares together, equal to 4.65% of our outstanding common stock.  The following table sets forth certain information as of October 1, 2010, with respect to the common stock ownership of: (i) those persons or groups (as that term is used in Section 13(d)(3) of the 1934 Act who beneficially own more than 5% of our common stock, and (ii) each Director.  Unless otherwise indicated, the addresses for the persons listed in the table is 2533 South Coast Highway 101, Suite 240, Cardiff-By-The-Sea, California 92007.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class of Voting common stock
Bridgewater International Group, LLC (1) 10500 South 1300 West, South Jordan, Utah 84095	804,689	32.65%
Benjamin Jiaravanon (1) Ancol Barat, J1 Ancol VIII, No.1, Jakarta 14430 Indonesia	804,689	32.65%
Geoffrey T. Woolley	151,314	6.14%
Gordon J. Roth(2)	57,783	2.27%
Michael W. Dunn	46,734	1.90%
James W. Eiler	10,000	0.04%
Kevin J. Gadawski	0	0.00%
All Officers and Directors as a Group	114,517	4.65%

(1)	The foregoing information with respect to BIG and Mr. Jiaravanon is based upon Amendment No. 1 to Schedule 13D, dated August 8, 2003, as subsequently amended October 10, 2003, March 9, 2005, May 3, 2005, May 19, 2005 and August 19, 2010, filed by BIG and others with the SEC (collectively, the “BIG Group 13D”). The BIG Group 13D disclosed control over 804,689 shares of common stock owned by BIG (the “BIG Shares”). BIG retains control of voting of the BIG Shares, including all other incidents of ownership of the stock, including beneficial ownership and dispositive power.

As the sole Manager of BIG, Mr. Jiaravanon maintains control over the voting power respecting the BIG Shares. BIG is a wholly owned subsidiary of Aleksin, a corporation organized under the laws of the British Virgin Islands. Aleksin is a wholly-owned subsidiary of Maze Industrial Ltd. (“Maze”), a corporation organized under the laws of the British Virgin Islands. Maze is 100% owned by Sumet Jiaravanon, an individual.

(2)	Mr. Roth individually owns 5,151 shares of common stock. RCP, in which Mr. Roth has shared control of voting power, owns 52,632 shares of common stock

Common stock Ownership of Directors

The following table represents, as of September 20, 2010 and based upon the closing price as quoted on the OTCQB of $0.63 per common share on that date, the dollar range value of equity securities beneficially owned (as that term is defined in Rule 16a-1(a)(2) of the 1934 Act) by each Director.

Name of Independent Director	Dollar Range of Equity Securities in the Corporation	Aggregate Dollar Range of Equity Securities in all Funds in Fund Complex†
Michael W. Dunn	$10,001 - $50,000	$10,001 - $50,000
Kevin J. Gadawski	$0	$0
James W. Eiler	$1- $10,000	$1- $10,000

Name of Interested Director	Dollar Range of Equity Securities in the Corporation	Aggregate Dollar Range of Equity Securities in all Funds in Fund Complex†
Gordon J. Roth	$10,001- $50,000	$10,001- $50,000

†MACC consists of only one investment portfolio.

Audit Committee

The Board has a standing Audit Committee which makes recommendations to the Board regarding the engagement of the independent registered public accounting firm for audit and non-audit services; evaluates the independence of the auditors and reviews with the independent auditors the fee, scope and timing of audit and non-audit services.  The Audit Committee also is charged with monitoring our Policy Against Insider Trading and Prohibited Transactions and our Code of Conduct.  The Audit Committee presently consists of Michael W. Dunn (Chair), James W. Eiler and Kevin J. Gadawski.  Each member of the Audit Committee is considered “independent” under applicable Nasdaq listing standards.  The Board has determined that James W. Eiler is an Audit Committee financial expert.  The Audit Committee held four (4) meetings in Fiscal Year 2010.

Investment and Valuation Committee

The Investment and Valuation Committee assists the Board with the periodic valuation of our investment securities and with oversight of our investment portfolio and evaluates any proposed revisions to our investment policy. The Investment and Valuation Committee also assures compliance with our valuation policy and policies regarding investments made in participation with other funds managed by InvestAmerica, with entities controlling, controlled by or under common control with InvestAmerica, and with other affiliates.  The voting members of the Investment and Valuation Committee presently include Michael W. Dunn, James W. Eiler and Gordon J. Roth (Chair).  Mr. Dunn and Mr. Eiler are independent under Nasdaq listing standards.  The Investment and Valuation Committee held four (4) meetings in Fiscal Year 2010.

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

The Corporate Governance/Nominating Committee consists of James W. Eiler, Michael W. Dunn and Kevin J. Gadawski.  All members of the Corporate Governance/Nominating Committee are considered “independent” under applicable Nasdaq listing standards.  The Corporate Governance/Nominating Committee held one meeting in Fiscal Year 2010.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, officers and directors of the Company and persons beneficially owning 10% or more of the Company’s common stock (collectively, “reporting persons”) must file reports on Forms 3, 4 and 5 regarding changes in their holdings of the Company’s equity securities with the SEC.  Based solely upon a review of copies of these reports sent to the Secretary of the Company and/or written representations from reporting persons that no Form 5 was required to be filed with respect to Fiscal Year 2010, the Company believes that all Forms 3, 4, and 5 required to be filed by all reporting persons have been properly and timely filed with the SEC.

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

The following table sets forth the details of the compensation accrued to Directors fees during Fiscal Year 2010.  MACC presently maintains no pension, equity participation or retirement plans for its Directors.

Name and Position	Aggregate Compensation From MACC(1)

Michael W. Dunn	$23,000

Kevin J. Gadawski	$9,250

Gordon J. Roth	$14,000

James W. Eiler	$14,500

Geoffrey T. Woolley (2)	$6,000

(1)	Consists only of directors’ fees and does not include reimbursed expenses,
(2)	Mr. Woolley resigned from the Board of Directors effective December 8, 2009.

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

Compensation Committee Interlocks and Insider Participation

The Company does not have a separate compensation committee utilized to determine the appropriate compensation payable to the Company’s executive officers and Directors due to the size of the Company.  The Corporate Governance/Nominating Committee, however, is responsible for, among other things, annually reviewing and approving the Company’s compensation policies for Directors.  The members of the Corporate Governance/Nominating Committee for Fiscal Year 2010 were Michael W. Dunn (Chair), James W. Eiler and Kevin J. Gadawski.  All members of the Corporate Governance/Nominating Committee are considered “independent” under applicable Nasdaq listing standards.  No members of the Committee have ever served as officers or employees of the Company.  No executive officers of the Company served, during Fiscal Year 2010: (i) on a compensation committee of another entity which had an executive officer serving on the Corporate Governance/Nominating Committee; (ii) as a director of another entity which had an executive officer serving on the Corporate Governance/Nominating Committee; or (iii) as a member of a compensation committee of another entity which had an executive officer who served as a Director of the Company.

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
Kevin J. Gadawski

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Common Stock Ownership

As of December 15, 2010, there were 2,464,621 shares of common stock issued and outstanding.  Because they serve as our investment advisers, EAM, a California limited liability company located at 2533 South Coast Highway 101, Suite 240, Cardiff-By-The-Sea, California 92007, and IAIA, a Delaware corporation located at 101 Second Street S.E., Suite 800, Cedar Rapids IA 52401, are deemed to control us, within the meaning of the 1940 Act.  Additionally, Bridgewater International Group, LLC (“BIG”) and Mr. Benjamin Jiaravanon (a former Director) control MACC through either direct or beneficial ownership of 804,689 of our shares, which as of August 19, 2010 comprised 32.65% of our issued and outstanding stock.  BIG is organized under the laws of the State of Utah.

Our officers and directors, eight in number as a group, beneficially own 114,517 shares together, equal to 4.65% of our outstanding common stock.  The following table sets forth certain information as of October 1, 2010, with respect to the common stock ownership of: (i) those persons or groups (as that term is used in Section 13(d)(3) of the 1934 Act who beneficially own more than 5% of our common stock, and (ii) each Director.  Unless otherwise indicated, the addresses for the persons listed in the table is 2533 South Coast Highway 101, Suite 240, Cardiff-By-The-Sea, California 92007.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class of Voting common stock
Bridgewater International Group, LLC (1) 10500 South 1300 West, South Jordan, Utah 84095	804,689	32.65%
Benjamin Jiaravanon (1) Ancol Barat, J1 Ancol VIII, No.1, Jakarta 14430 Indonesia	804,689	32.65%
Geoffrey T. Woolley	151,314	6.14%
Gordon J. Roth(2)	57,783	2.27%
Michael W. Dunn	46,734	1.90%
James W. Eiler	10,000	0.04%
Kevin J. Gadawski	0	0.00%
All Officers and Directors as a Group	114,517	4.65%

(1)	The foregoing information with respect to BIG and Mr. Jiaravanon is based upon Amendment No. 1 to Schedule 13D, dated August 8, 2003, as subsequently amended October 10, 2003, March 9, 2005, May 3, 2005, May 19, 2005 and August 19, 2010, filed by BIG and others with the SEC (collectively, the “BIG Group 13D”). The BIG Group 13D disclosed control over 804,689 shares of common stock owned by BIG (the “BIG Shares”). BIG retains control of voting of the BIG Shares, including all other incidents of ownership of the stock, including beneficial ownership and dispositive power.

As the sole Manager of BIG, Mr. Jiaravanon maintains control over the voting power respecting the BIG Shares. BIG is a wholly owned subsidiary of Aleksin, a corporation organized under the laws of the British Virgin Islands. Aleksin is a wholly-owned subsidiary of Maze Industrial Ltd. (“Maze”), a corporation organized under the laws of the British Virgin Islands. Maze is 100% owned by Sumet Jiaravanon, an individual.

(2)	Mr. Roth individually owns 5,151 shares of common stock. RCP, in which Mr. Roth has shared control of voting power, owns 52,632 shares of common stock

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Investment Adviser and Certain Business Relationships

MACC entered into the Advisory Agreement with EAM on April 29, 2008.  EAM is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and is subject to the reporting and other requirements thereof.  EAM’s address is 2533 South Coast Highway 101, Suite 240, Cardiff-By-The Sea, California 92007.

The Advisory Agreement provides that EAM is entitled to receive a Management Fee equal to an annual rate of 2.0% of Assets Under Management (as defined in the Advisory Agreement).  In April 2009, EAM elected to reduce their fee to 1.5% and additionally in May 2009 to reduce their fee to 1.0% until further notice.  In addition to the Management Fee, EAM is entitled to receive the Incentive Fee in an amount equal to (i) 20.0% of the net capital gains, before taxes, attributable to MACC’s New Portfolio (which would include any follow-on investments made to the Existing Portfolio) and (ii) 13.4% of the Net Capital Gains, before taxes, attributable to MACC’s Existing Portfolio (as defined in the Advisory Agreement). The amount of the Incentive Fee and all incentive compensation in any fiscal year, may not exceed the limit prescribed by Section 205(b)(3) of the Investment Advisers Act of 1940.  There were no Management Fees under the Advisory Agreement paid to EAM for the year ended September 30, 2010.  There were no incentive fees accrued or paid under the Advisory Agreement to EAM in the fiscal year ended September 30, 2010.

MACC, EAM and InvestAmerica are also parties to a Subadvisory Agreement dated April 29, 2008 (“Subadvisory Agreement”) and approved by MACC shareholders at the 2008 Annual Shareholders Meeting.  The address of the Subadviser is 101 Second Street S.E., Suite 800, Cedar Rapids, Iowa 52401.  From MACC’s inception in 1995 through 2004, and then from July 2005 through April 29, 2008, InvestAmerica was the investment adviser to MACC.  Pursuant to the Subadvisory Agreement, InvestAmerica has been retained to monitor and manage the Existing Portfolio, including exits, preparation of valuations, follow-on investment analysis and recommendations and other portfolio management matters.  InvestAmerica also currently provides certain accounting and financial services for MACC.  The management fee (as defined in the Subadvisory Agreement) is equal to 50% of the management fee actually paid by MACC to EAM attributable to Existing Portfolio Companies, payable in arrears.  EAM elected to reduce their fees however InvestAmerica continues to receive a management fee equal to 50% of the original agreement or an annual rate of 1% of Assets Under Management attributable to Existing Portfolio Companies.  The amount of the incentive fee payable by EAM to InvestAmerica under the Subadvisory Agreement is 100% of the incentive fee received by EAM under the Advisory Agreement attributable to the Existing Portfolio.  The Subadvisory Agreement does not result in any additional expense to MACC.  Total Management Fees under the Subadvisory Agreement paid to InvestAmerica for the year that ended September 30, 2010 were $114,614.  There were no incentive fees accrued or paid under the Subadvisory Agreement to InvestAmerica in the fiscal year ended September 30, 2010 or the fiscal year ended September 30, 2009.

Mr. Travis T. Prentice, President and CEO of MACC is a founder and President of EAM.  Mr. Montie L. Weisenberger, Treasurer and Secretary of MACC is a founder and Senior Vice President of EAM.  Mr. Derek J. Gaertner Chief Financial Officer and Chief Compliance Officer of MACC is Vice President of EAM.

Item 14.	Principal Accounting Fees and Services.

The following table presents fees incurred for professional services rendered by KPMG LLP (“KPMG”), the Company’s independent registered public accounting firm, for fiscal Year 2009 and for the fiscal year ending September 30, 2010:

Fee Category	Fiscal Year 2010 Fees	Fiscal Year 2009 Fees

Audit Fees	$170,000	$79,940

Audit-Related Fees	$25,860	$7,000

Tax Fees	$11,850	$15,000
Total Fees	$207,710	$101,940

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

All Other Fees are for services other than the services reported above.  The Company did not pay any fees for such other services in fiscal year 2010 or fiscal year 2009.

The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of KPMG.  KPMG did not bill the Company’s investment adviser, EAM, for any non-audit services in either fiscal year 2010 or fiscal year 2009.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

(1)	Balance Sheet at September 30, 2010 and 2009

 Statement of Operations for the years ended September 30, 2010, 2009 and 2008
Statements of Changes in Net Assets for the years ended September 30, 2010, 2009 and 2008
Statement of Cash Flows for the years ended September 30, 2010, 2009 and 200
Notes to Financial Statements
Schedule of Investments as of September 30, 2010 and 2009
Notes to the Schedule of Investments
The Report of the Independent Registered Public Accounting Firm with respect to the financial statements listed above.

(2)
No financial statement schedules of the Company are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements and schedule of investments.

(3)	The following exhibits are filed herewith or incorporated by reference as set forth below:

3(i).1	Certificate of Incorporation of the Company (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, as filed with the SEC on May 14, 1997).

3(i).2
Articles of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, as filed with the SEC on August 15, 2005).

3(ii)
Fourth Amended and Restated By-Laws of the Company (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010).

10.1
Investment Advisory Agreement between MACC Private Equities Inc. and Eudaimonia Asset Management, LLC dated April 29, 2008 (incorporated by reference to the Current Report on Form 8-K, as filed with the SEC on May 1, 2008).

10.2
Investment Subadvisory Agreement among the Company, Eudaimonia Asset Management, LLC and InvestAmerica Investment Advisors, Inc. dated April 29, 2008 (incorporated by reference to the Current Report on Form 8-K, as filed with the SEC on May 1, 2008).

10.3
Business Loan Agreement dated August 30, 2007 with Cedar Rapids Bank and Trust Company, as amended by Omnibus Amendment Consent and Waiver dated as of April 29, 2008 (incorporated by reference to exhibit 10(i).1 of Current Report on Form 8-K filed September 6, 2007).

10.4
Second Amendment to Business Loan Agreement and Security Agreements by and among MACC Private Equities Inc. successor in interest to MorAmerica Capital Corporation and Cedar Rapids Bank and Trust Company dated August 14, 2009 (incorporated by reference to exhibit 10.4 of Annual Report on Form 10-K filed December 28, 2009).

10.5
Commercial Pledge and Security Agreement dated August 30, 2007 with Cedar Rapids Bank and Trust Company, as amended by Omnibus Amendment Consent and Waiver dated as of April 29, 2008  (incorporated by reference to exhibit 10(i).3 of Current Report on Form 8-K filed September 6, 2007).

10.6
Commercial Security Agreement dated August 30, 2007 with Cedar Rapids Bank and Trust Company, as amended by Omnibus Amendment Consent and Waiver dated as of April 29, 2008 (incorporated by reference to exhibit 10(i).4 of Current Report on Form 8-K filed September 6, 2007).

10.7
Promissory Note dated August 30, 2007 in favor of Cedar Rapids Bank and Trust Company, as amended by Omnibus Amendment Consent and Waiver dated as of April 29, 2008 (incorporated by reference to exhibit 10(i).5 of Current Report on Form 8-K filed September 6, 2007).

10.8
Promissory Note dated August 30, 2007 in favor of Cedar Rapids Bank and Trust Company, as amended by Omnibus Amendment Consent and Waiver dated as of April 29, 2008 (incorporated by reference to exhibit 10(i).6 of Current Report on Form 8-K filed September 6, 2007).

10.9
Omnibus Amendment Consent and Waiver dated as of April 29, 2008 among MACC Private Equities Inc., MorAmerica Capital Corporation and Cedar Rapids Bank and Trust (incorporated  by  reference to Exhibit 10.3 of Current Report on Form 8-K filed May 1, 2008).

10.10
Change In Terms Agreement dated as of April 12, 2010 by and among MACC Private Equities Inc. and Cedar Rapids Bank and Trust (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed April 13, 2010).

10.11
Disbursement Request and Authorization dated as of April 12, 2010, by and among MACC Private Equities Inc. and Cedar Rapids Bank and Trust Company (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed April 13, 2010).

10.12
Notice of Final Agreement dated as of April 12, 2010, by and among MACC Private Equities Inc. and Cedar Rapids Bank and Trust Company (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K filed April 13, 2010).

10.13
Third Amendment to Business Loan Agreement dated as of April 12, 2010, by and between Cedar Rapids Bank & Trust Company (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K filed April 13, 2010).

10.14
Safekeeping Agreement with Cedar Rapids Bank and Trust Company dated September 1, 2007 (incorporated by reference to exhibit 10(i).9 of Registrant’s Current Report on Form 8-K filed September 6, 2007).

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on October 14, 2008).

31.1	Section 302 Certification of Travis T. Prentice (President and CEO).

31.2	Section 302 Certification of Derek J. Gaertner (CFO).

32.1	Section 906 Certification of Travis T. Prentice (President and CEO).

32.2	Section 906 Certification of Derek J. Gaertner (CFO).

(b)	Exhibits

See (a)(3) above.

(c)	Financial Statement Schedules

See (a)(1) and (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 29, 2010.

/s/ Travis T. Prentice
Travis T. Prentice
President and CEO

/s/ Derek J. Gaertner
Derek J. Gaertner
Chief Financial Officer and Chief Compliance Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Date

/s/ Michael W. Dunn	December 29, 2010
Michael W. Dunn, Director

/s/ James W. Eiler	December 29, 2010
James W. Eiler, Director

/s/ Gordon J. Roth	December 29, 2010
Gordon J. Roth, Director

/s/ Kevin J. Gadawski	December 29, 2010
Kevin J. Gadawski, Director