Form 10-Q
period 2010-12-31
MACC PRIVATE EQUITIES INC
filed 2011-02-22
CIK 923808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark one)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 0-24412

MACC PRIVATE EQUITIES INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1421406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2533 South Coast Highway 101, Suite 240, Cardiff-By-The-Sea, California 92007
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At February 1, 2011, the registrant had issued and outstanding 2,464,621 shares of common stock.

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements

MACC PRIVATE EQUITIES INC.
Condensed Balance Sheets

	December 31, 2010 (Unaudited)	September 30, 2010
Assets

Cash and cash equivalents	$220,731	135,094
Loans and investments in portfolio securities, at fair value:
Unaffiliated companies (cost of $710,507 and $732,032)	482,712	1,201,524
Affiliated companies (cost of $6,072,436 and $6,072,436)	6,283,560	5,867,593
Controlled companies (cost of $1,644,508 and $2,867,127)	1,165,933	2,157,533
Interest receivable	32,356	24,255
Other assets	964,782	188,786

Total assets	$9,150,074	9,574,785

Liabilities and net assets

Liabilities:
Notes payable	$2,663,029	3,367,928
Incentive fees payable	16,361	16,361
Accounts payable and other liabilities	216,501	242,417

Total liabilities	2,895,891	3,626,706

Net assets:
Common stock, $.01 par value per share; authorized 10,000,000 shares; issued and outstanding 2,464,621 shares	24,646	24,646
Additional paid-in-capital, net of accumulated net investment income (loss) and net realized gain (loss)	6,724,783	6,368,378
Unrealized depreciation on investments	(495,246)	(444,945)

Total net assets	6,254,183	5,948,079

Total liabilities and net assets	$9,150,074	9,574,785

Net assets per share	$2.54	2.41

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.
Condensed Statements of Operations
(Unaudited)

	For the three months ended December 31, 2010	For the three months ended December 31, 2009
Investment income:
Interest
Unaffiliated companies	$18,057	16,936
Affiliated companies	46,114	57,358
Controlled companies	1,448	217,990
Loss on receivable	---	(241,843)
Other	28	118
Dividends
Affiliated companies	123,594	42,632

Total investment income	189,241	93,191

Operating expenses:
Interest expenses	49,441	71,063
Management fees	46,472	62,132
Professional fees	158,851	90,965
Other	74,860	69,958

Total operating expenses before waivers	329,624	294,118
Expenses reduced by Advisor	(23,236)	(31,066)

Total operating expenses	306,388	263,052

Net investment loss	(117,147)	(169,861)

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments:
Unaffiliated companies	824,383	---
Affiliated companies	(350,831)	---
Net change in unrealized appreciation/depreciation on investments	(50,301)	(323,671)

Net gain (loss) on investments	423,251	(323,671)

Net increase (decrease) in net assets resulting from operations	$306,104	(493,532)

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.
Condensed Statements of Changes in Net Assets
(Unaudited)

	For the three months ended December 31, 2010	For the three months ended December 31, 2009
Operations:
Net investment loss	$(117,147)	(169,861)
Net realized gain on investments	473,552	---
Net change in unrealized depreciation/appreciation on investments	(50,301)	(323,671)

Net increase (decrease) in net assets resulting from operations	306,104	(493,532)

Net assets:
Beginning of period	5,948,079	7,809,388

End of period	$6,254,183	7,315,856

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the three months ended December 31, 2010	For the three months ended December 31, 2009
Cash flows provided by (used in) operating activities:
Net increase (decrease) in net assets resulting from operations	$306,104	(493,532)

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Net realized and unrealized (gain) loss on investments	(423,251)	323,671
Proceeds from disposition of and payments on loans and investments in portfolio securities	881,124	155,042
Purchases of loans and investments in portfolio securities	---	(33,342)
(Increase)/decrease in interest receivable	(8,101)	236,725
Decrease in other assets	60,576	31,835
Increase (decrease) in accrued interest, deferred incentive fees payable, accounts payable and other liabilities	(25,916)	10,950

Net cash provided by operating activities	484,432	724,881

Cash flows used in financing activities: Note repayment	(704,899)	(124,034)

Net cash used in financing activities	(704,899)	(124,034)

Net increase in cash and cash equivalents	85,637	107,315

Cash and cash equivalents at beginning of period	135,094	173,521

Cash and cash equivalents at end of period	$220,731	280,836

Supplemental disclosure of cash flow information - Cash paid during the period for interest	$49,441	70,312

Supplemental disclosure of non-cash investing and financing information - In-kind interest income received in the form of securities	$368,7633	241,843

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.

Notes to Unaudited Condensed Financial Statements

(1)	Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of MACC Private Equities Inc. (“MACC,” “we” or “us”) and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for investment companies.  MACC has elected to be treated as a business development company under the Investment Company Act of 1940, as amended.  Effective April 30, 2008, MACC’s wholly-owned subsidary, MorAmerica Capital Corporation, (“MorAm”), was merged with and into MACC.

The unaudited condensed financial statements included herein have been prepared in accordance with GAAP for interim financial information and instructions to Form 10-Q and Articles 6 and 10 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in annually audited financial statements prepared in accordance with GAAP have been omitted, however MACC believes that the disclosures made are adequate to make the information presented not misleading.  The unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of MACC as of and for the year ended September 30, 2010 included in the MACC’s Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”).  The information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.  The results of the interim periods reported are not necessarily indicative of results to be expected for the year.

Significant Risk and Uncertainties

When global economic conditions are adverse or the global economy is in a recession as it was during Fiscal 2010 and the first quarter of Fiscal 2011, it is difficult for us to estimate future expected realizable value from investments, the likelihood of our portfolio companies’ ability to meet their financial obligations, including the debentures and related interest payments due to us, and therefore our future expected cash flows.  All of these factors increase uncertainty inherent in management’s estimates and assumptions.  As future events and their effects cannot be determined with precision, particularly those related to the condition of the economy and the performance of the investments, we believe actual results related to our realization on the sale of investments, collection of loans receivable and interest receivable presently pose our greatest risk and could differ significantly from our current estimates.

(2)	Going Concern Uncertainty and Liquidity

MACC has a positive net change in net assets from operations of $306,104 for the three months ended December 31, 2010 and generated net cash flow from operations of $484,432 to fund our operating activities and financing requirements for the three months ended December 31, 2010 and for ongoing operating expenses. Operating expenses have been funded primarily from the sale of portfolio companies, dividends, and interest received.

MACC continues to have an ongoing need to raise cash from portfolio sales to fund our operations and pay down outstanding debt.  MACC’s efforts to sell certain investments has taken longer than we initially anticipated while performance of the underlying portfolio companies in certain cases has deteriorated.  MACC believes its ability to liquidate positions had been adversely affected by credit conditions and the downturn in the financial markets and the global economy.  MACC had a Note Payable with Cedar Rapids Bank & Trust Company (“CRB&T”) with a balance of $2,663,029 as of December 31, 2010 and due and payable January 10, 2011 (“Note Payable”).  Effective January 10, 2011, MACC executed a fifth amendment to the business loan agreement (“Fifth Amendment”) whereby CRB&T extended the maturity of the Note Payable to July 11, 2011 and removed the covenant requiring MACC to complete a capital transaction to raise additional operating capital for the Company.

On January 6, 2011, the Company received net proceeds of $836,572 from the merger transaction of one of its portfolio companies, Monitronics International, Inc. (the “Transaction”).  An additional amount of approximately $58,571 has been placed in an escrow account and may be released to the Company upon the satisfaction of certain conditions of the Transaction.

On January 10, 2011, the Company paid $671,341 to CRB&T in the form of a principal payment on the Note Payable.  Subsequent to the payment, the balance of the Note Payable on January 10, 2011 was $1,991,688.  After the payment on the outstanding Note Payable, the Transaction provided the Company with $165,231 of additional working capital.

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

As a result of the shareholder actions, the Board of Directions will review a number of alternatives and evaluate potential exit opportunities to maximize return on investment, including seeking shareholder approval to liquidate.  At the same time, we will continue to seek additional cash through future sales of portfolio equity and debt securities and from other financing arrangements.  Absent additional sources of financing, current working capital and cash will not be adequate for operations at their current levels.  If such efforts are not successful, MACC may need to liquidate its current investment portfolio, to the extent possible, which could result in significant realized losses due to the current economic conditions.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects of the inability to continue to operate as a going concern.

(3)	Critical Accounting Policies

Investments

       Investments in securities that are traded in the over-the-counter market or on a stock exchange are valued by taking the end of day close price (or bid price in the case of over-the-counter equity securities) for the valuation date.  Restricted and other securities for which quotations are not readily available are valued at fair value as determined by the Board of Directors.  Among the factors considered in determining the fair value of investments are the cost of the investment; developments, including recent financing transactions since the acquisition of the investment; financial condition and operating results of the investee; the long-term potential of the business of the investee; market interest rates for similar debt securities; overall market conditions and other factors generally pertinent to the valuation of investments.  Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

       In January 2010, the FASB issued authoritative guidance that requires reporting entities to make new disclosures about recurring and non recurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in annual and interim reporting periods beginning after December 15, 2010.  We are currently evaluating the impact of adopting this standard on MACC’s financial position and results of operations.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level 1 include listed equities and listed derivatives.

Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category include corporate debt and less liquid and restricted equity securities.

Level 3 – Pricing inputs are unobservable for the investments and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation and are based on the Board of Director’s own assumptions about the assumptions that a market participant would use, including inputs derived from extrapolation and interpolation that are not corroborated by observable market data.  Investments that are included in this category generally include corporate private equity.

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

All of MACC’s investments at December 31, 2010 were classified and disclosed under the Level 3 category.  Investments are stated at fair value as determined by the Board of Directors according to the procedures of MACC’s Valuation Policy.  Securities are valued individually as of the end of each quarter of each fiscal year and as of the end of each fiscal year.  Interest-bearing securities are carried at the approximate amount of fair value.   Loan valuation determinations take into account portfolio companies’ financial condition, outlook, payment histories and other factors.  Equity security valuations take into account the following factors, among others: the portfolio company’s performance, the prospects of a portfolio company’s future equity financing and the character of participants in such financing, and the utilization of various financial measures, including cash flow multiples, as appropriate.  If a portfolio company appears likely to discontinue operations, a liquidation valuation technique may be employed.  The Board of Directors also considers credit market conditions, and the risks and uncertainties associated with those conditions in determining the values of its portfolio securities.  Valuations established by the Board of Directors are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of portfolio assets, and these favorable or unfavorable differences could be material.

The following tables present the investments at fair value as of December 31, 2010 and September 30, 2010 by type of investment:

Fair Value Measurement as of December 31, 2010

Fair Value Based on	Corporate Private Debt	Corporate Private Equity (1)	Total

Investment Level 3	$ 5,030,105	$2,902,100	100%
(1) represents $548,512 in preferred shares; $904,827 in common shares; $1,114,988 in membership interests, and $333,773 in escrow.

Fair Value Measurement as of September 30, 2010

Fair Value Based on	Corporate Private Debt	Corporate Private Equity (1)	Total

Investment Level 3	$ 6,092,445	$3,134,205	100%
(1) represents $557,848 in preferred shares; $1,698,638 in common shares; $802,215 in membership interests, and $75,504 in escrow.

The following tables provide a rollforward in the changes in fair value for the three months ending December 31, 2010 and 2009 for all investments which MACC has determined using unobservable (Level 3) factors.

For the three months ended December 31, 2010		Total

Balance, September 30, 2010		$9,226,650
Purchases (Debt Repayment)
Linton Truss Corporation	$ (9,336)
Morgan Ohare, Inc.	(7,813)
Monitronics International, Inc.	(836,572)
Spectrum Products, LLC	(863,975)
Total Purchases (Debt Repayment)		(1,717,696)
Realized Gain (Loss)
Linton Truss Corporation	(30,700)
Monitronics International, Inc.	855,083
Spectrum Products, LLC	(350,831)
Total Realized Gain (Loss)		473,552
Unrealized Gain (Loss)
Aviation Manufacturing Group, LLC	312,774
Detroit Tool Metal Products Co.	214,650
Linton Truss Corporation	30,700
Magnum Systems, Inc.	(111,457)
Monitronics International, Inc.	(664,258)
Morgan Ohare, Inc.	(127,907)
Portrait Displays, Inc.	(63,729)
Spectrum Products, LLC	358,926
Total Unrealized Gain (Loss)		(50,301)
Balance, December 31, 2010		$7,932,205
The amount of total gains (losses) for the period included on the statement of operations attributable to changes in unrealized gains/losses relating to investments still held at the reporting date		(50,301)

For the three months ended December 31, 2009		Total

Balance, September 30, 2009		$11,775,272
Purchases (Debt Repayment)
Detroit Tool Metal Products Co.	$33,342
Magnum Systems, Inc.	(143,541)
Portrait Displays, Inc.	(11,501)
TotaTotal Purchases (Debt Repayment)		(121,700)
RealUnealized Gain (Loss)
Aviation Manufacturing Group, LLC.	192,500
Feed Management Systems, Inc.	(441,136)
Linton Truss Corporation	(75, 035)
TotaTotal Unrealized Gain (Loss)		(323,671)
BalaBalance, December 31, 2009		$11,329,901
The The amount of total gains (losses) for the period included on the statement of operations attributable to changes in unrealized gains/losses relating to investments still held at the reporting date.		($323,671)

Total unrealized gains and losses recorded for Level 3 investments are reported in Net Changes in Unrealized Loss in the Statements of Operations.

(6)           Note Payable

MACC has a term loan with a balance in the amount of $2,663,029 with CRB&T as of December 31, 2010.  This Note Payable is a variable interest rate note secured by a Security Agreement, Commercial Pledge Agreement and a Master Business Loan Agreement.  The interest rate fluctuates daily and is the greater of the Wall Street Journal prime rate plus 0.5%, or 6%.  The interest rate on the Note Payable at December 31, 2010 was 6.0%.  The Note Payable had a stated maturity of January 10, 2011 which was extended on January 10, 2011 to July 11, 2011. The Note Payable is secured by all of MACC’s assets and MACC is required to apply 80% of all cash proceeds received on the sale or liquidation of investments to pay down any amounts outstanding.  MACC may need to consider additional sources of financing and additional sales of investments in order to meet the current payment and operating requirements.  No assurance can be given that we will be successful in our efforts to raise additional funding in the near term.

(7)           Subsequent Events

On January 6, 2011, the Company received net proceeds of $836,572 from the merger transaction (the “Transaction”) of Monitronics International, Inc.  An additional amount of approximately $58,571 has been placed in an escrow account and may be released to the Company upon the satisfaction of certain conditions of the Transaction.

On January 10, 2011, the Company paid $671,341 to CRB&T in the form of a principal payment on the outstanding Note Payable. Subsequent to the payment, the balance of the Note Payable on January 10, 2011 was $1,991,688.  After the payment on the outstanding Note Payable, the Transaction provided the Company with $165,231 of additional working capital.

The Company evaluated all events that have occurred subsequent to December 31, 2010 through the date of the filing of this Form 10-Q, and besides the above, no additional subsequent events have occurred requiring disclosure in the Form 10-Q.

(8)           Financial Highlights (Unaudited)

	For the three months ended December 31, 2010	For the three months ended December 31, 2009
Per Share Operating Performance (For a share of capital stock outstanding throughout each period): Net asset value, beginning of period	$2.41	3.17

Expense from investment operations:
Net investment loss	(0.05)	(0.07)
Net realized and unrealized gain
(loss) on investment transactions	0.18	(0.13)
Total from investment operations	0.13	(0.20)

Net asset value, end of period	$2.54	2.97
Closing bid price	$0.80	0.55

	For the three months ended December 31, 2010	For the three months ended December 31, 2009

Total return
Net asset value basis (1)%	5.15	(6.32)
Market price basis %	(5.88)	(31.25)

Net asset value, end of period (in thousands)	$6,254	7,316

Ratio to weighted average net assets:
Net investment loss (1)%	(7.94)	(9.38)
Operating and income tax expense (1)%	20.77	14.53

(1)
MACC’s  investment advisor, EAM elected to voluntarily waive its management fees during the first quarter of fiscal year 2011 and fiscal year 2010.  Due to the election, the investment advisor voluntarily waived $23,236 as of December 31, 2010 and $31,066 as of December 31, 2009.  The effects of the waiver as of December 31, 2010 are the following: (i) total return on net assets value basis would be 4.76%; (ii) the net investment loss ratio would be (9.52%); and (iii) the operating and income expense ratio would be 22.34%. The effects of the waiver as of December 31, 2009 are the following: (i) total return on net assets value basis would be (6.72%); (ii) the net investment loss ratio would be (11.20%); and (iii) the operating and income expense ratio would be 16.39%.

The ratios of net investment loss to average net assets, and of operating and income tax expenses to average net assets are calculated for common stockholders as a class and have been annualized.  Total return, which reflects the change in net assets, was calculated form common stockholders as a class using the change in net assets during the current period.  An individual common stockholders’ return may vary from these returns.

MACC PRIVATE EQUITIES INC.
SCHEDULE OF INVESTMENTS (UNAUDITED)
DECEMBER 31, 2010

Company	Security	Percent of Net assets	Value	Cost (d)

Manufacturing:

Aviation Manufacturing Group, LLC (a)	14% debt security, due December 31, 2011		$616,000	$616,000
Yankton, South Dakota	154,000 units preferred		154,000	154,000
Manufacturer of flight critical parts for airplanes	Membership interest 14% note, due December 31, 2011		1,114,988 77,000	39 77,000
			1,961,988	847,039

Detroit Tool Metal Products Co. (a)	12% debt security, due Decenber 31, 2011 (c)		1,586,158	1,912,087
Lebanon, Missouri	19,853.94 shares Series A preferred (c)		---	195,231
Metal stamping	7,887.17 shares common (c)		---	126,742
	8% debt security, due December 31, 2011 (c)		33,342	33,342
			1,619,500	2,267,402

Magnum Systems, Inc. (a)	12% debt security, due November 1, 2011		430,622	430,622
Parsons, Kansas	48,038 common shares (c)		48,038	48,038
Manufacturer of industrial bagging equipment	292,800 shares preferred (c) Warrant to purchase 56,529 common shares (c)		304,512 856,788	304,512 565
			1,639,960	783,737

Spectrum Products, LLC (b)	Escrow (c)		221,662	295,549
Missoula, Montana
Manufacturer of equipment for the
swimming pool industry

Superior Holding, Inc. (a)	6% debt security, due April 1, 2013(c)		68,727	780,000
Wichita, Kansas	Warrant to purchase 11,143 common shares (c)		1	1
Manufacturer of industrial and	6% debt security, due April 1, 2013(c)		221,000	221,000
commercial boilers and shower	121,457 common shares (c)		---	121,457
doors, frames and enclosures	6% debt security, due April 1, 2013(c)		308,880	308,880
	312,000 common shares (c)		---	3,120
	12% debt security, due April 1, 2013		39,000	39,000
	12% debt security, due April 1, 2013		39,000	39,000
			676,608	1,512,458

Total Manufacturing		77%	6,119,718	5,706,185

MACC PRIVATE EQUITIES INC.
SCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED)
DECEMBER 31, 2010

Company	Security	Percent of Net assets	Value	Cost (d)

Service:

Monitronics International, Inc.	Escrow (c)		$36,607	$73,214
Dallas, Texas
Provides home security systems monitoring services

Morgan Ohare, Inc. (b)	0% debt security, due January 1, 2012 (c)		720,312	1,125,000
Addison, Illinois	10% debt security, due December 1, 2012		223,958	223,958
Fastener plating and heat treating	57 common shares (c)		1	1
			944,271	1,348,959

SMWC Acquisition Co., Inc. (a)	12% debt security due September 30, 2011		220,000	220,000
Kansas City, Missouri	145,397 shares Series A preferred		90,000	290,794
Steel warehouse distribution and			310,000	510,794
processing

Total Service		16%	1,290,878	1,932,967

Technology and Communications:

Feed Management Systems, Inc. (a)	Escrow (c)		75,504	151,007
Brooklyn Center, Minnesota
Batch feed software and systems
and B2B internet services

Portrait Displays, Inc.	11% debt security, due April 1, 2012		446,105	637,292
Pleasanton, California	Warrant to purchase 39,400 common shares (c)		---	---
Designs and markets pivot			446,105	637,292
enabling software for LCD
computer monitors

Total Technology and Communications		7%	521,609	788,299

			$7,932,205	$8,427,451

(a)
Affiliated company.  Represents ownership of greater than 5% to 25% of the outstanding voting securities of the issuer, and is or was an affiliate of MACC as defined in the Investment Company Act of 1940 at or during the period ended December 31, 2010.

(a)
(b)
Controlled company.  Represents ownership of greater than 25% of the outstanding voting securities of the issuer, and is or was a controlled affiliate of MACC as defined in the Investment Company Act of 1940 at or during the period ended December 31, 2010.

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

Results of Operations

MACC’s investment income includes income from interest and dividends.  Net investment loss represents total investment income minus net operating expenses.  The main objective of portfolio company investments is to achieve capital appreciation and realized gains in the portfolio.  These gains and losses are not included in net investment loss and are reported as separate line items.

First Quarter Ended December 31, 2010 Compared to first Quarter Ended December 31, 2009

For the three months ended December 31,
	2010	2009	Change

Total investment income	$189,241	93,191	96,050

Total operating expenses	(306,388)	(263,052)	(43,336)

Net investment loss	(117,147)	(169,861)	52,714

Net realized gain (loss) on investments	473,552	---	473,552

Net change in unrealized appreciation/ depreciation on investments and other assets	(50,301)	(323,671)	273,370

Net gain (loss) on investments	423,251	(323,671)	746,922

Net increase (decrease) in net assets resulting from operations	$306,104	(493,532)	799,636

Net asset value per share: Beginning of period	$2.41	3.17

End of period	$2.54	2.97

Total Investment Income

During the first quarter of the current fiscal year (“Fiscal 2011”), total investment income was $189,241, an increase of $96,050, or 103%, from total investment income of $93,191 for the prior fiscal year (“Fiscal 2010”) first quarter.  In the first quarter of Fiscal 2011 as compared to first quarter of Fiscal 2010, interest income increased $15,088 or 30%, and dividend income increased $80,962, or 190%.  The increase in interest income is primarily due to the fact that no portfolio securities had accrued interest reserved in the current year first quarter as compared to one debt portfolio security of which the interest accrued was reserved in the prior year first quarter.  In the first quarter of Fiscal 2011, MACC received dividends on two existing portfolio investments as compared to only receiving dividend income in first quarter of Fiscal 2010 from one existing portfolio investment.  The timing and amount of dividend income is difficult to predict.

Net Operating Expenses

Net operating expenses for the first quarter of the Fiscal 2011 were $306,388, an increase of $43,336 or 16%, as compared to net operating expenses for the first quarter of Fiscal 2010 of $263,052.  Interest expense decreased $21,622 or 30%, in first quarter of Fiscal 2011 due to the decrease in the principal balance of the Note Payable to Cedar Rapids Bank and Trust (“CRB&T”) as discussed below under Going Concern Uncertainty, Financial Condition, Liquidity and Capital Resources.

Management fees decreased $15,660, or 25%, in the first quarter of Fiscal 2011 due to the decrease in assets under management.  Professional fees increased $67,886, or 75%, in the first quarter of Fiscal 2011 as compared to the first quarter of Fiscal 2010. The increase is primarily related to legal costs in relation to the annual meeting of stockholders  and the accrual of additional audit fees charged in connection with portfolio valuation activities.  Other expenses increased $4,902, or 7%, in the first quarter of Fiscal 2011 as compared to the first quarter of Fiscal 2010 as a result of an increase in Directors and Officers insurance expense and shareholder expenses.

Net Investment Loss

For the first quarter of Fiscal 2011, MACC recorded net investment loss of $117,147, as compared to a net investment loss of $169,861 during first quarter of Fiscal 2010, a decrease of $52,714, or 31%.  The decrease in net investment loss is primarily the result of the increase in dividend income in the current period.

Net Realized Gain/(Loss) on Investments

During the first quarter of Fiscal 2011, MACC realized a net gain of $473,552 on three portfolio investments, as compared with no net realized gain or loss on investments in the first quarter of Fiscal 2010.  The current period net realized gain was the result of the sale of one portfolio investment for a realized gain of $855,083 and the sale of two other portfolio investments for realized losses of $381,531.  Management does not attempt to maintain a comparable level of realized gains quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities.  Under the EAM Advisory Agreement (as defined below), the investment adviser is entitled to be paid an incentive fee, which is calculated as a percentage of the excess of our realized gains in a particular period, over the sum of net realized losses, unrealized depreciation, and operating losses during the same period. As a result, the timing of realized gains, realized losses and unrealized depreciation can have an effect on the amount of the incentive fee payable to the investment adviser under the EAM Advisory Agreement.

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

 Change in Unrealized Appreciation/Depreciation of Investments

Net change in unrealized appreciation/depreciation on investments represents the change for the period in the unrealized appreciation, net of unrealized depreciation, on our total investment portfolio based on the valuation method described under “Critical Accounting Policies.”

We recorded a net change in unrealized appreciation/depreciation on investments of ($50,301) during the current year first quarter, as compared to ($323,671) during the prior year first quarter.  This net change resulted from:

●
Unrealized appreciation in the fair value of two portfolio companies totaling $527,424 during the current year first quarter, as compared to no unrealized appreciation during the prior year first quarter.

●
Reversal of unrealized appreciation in the fair value of one portfolio company totaling $627,651 during the current year first quarter, as compared to reversal of unrealized appreciation in the fair value of two portfolio companies totaling $74,641 during the prior year first quarter.

●
Unrealized depreciation in the fair value of five portfolio companies totaling $413,587 during the current year first quarter, as compared to unrealized depreciation in the fair value of two portfolio companies of $441,530 during the prior year first quarter.

●
Reversal of unrealized depreciation of $463,513 in two portfolio companies during the current year first quarter, as compared to reversal of unrealized depreciation of $192,500 in one portfolio company in the prior year first quarter.

Net Change in Net Assets from Operations

MACC experienced an increase of $360,104 in net assets for the first quarter of fiscal year 2011, and the resulting net asset value per share was $2.54 as of December 31, 2010, as compared to $2.41 as of September 30, 2010.  The increase in net asset value during the first quarter ended December 31, 2010 was primarily the result of the net realized gain on investments, as described above.

As of December 31, 2010, MACC had recorded unrealized appreciation on two portfolio investments and had recorded unrealized depreciation on eight portfolio investments.  Quarterly valuations can be affected by a portfolio company’s short term performance that results in increases or decreases in unrealized depreciation and unrealized appreciation for the quarter.  Changes in the fair value of a portfolio security may or may not be indicative of the long term performance of the portfolio company.

MACC is not currently making investments in new portfolio companies (but may periodically make follow-on investments in the Existing Portfolio).  Under the Subadvisory Agreement, InvestAmerica will continue to oversee the Existing Portfolio.  MACC will continue to prudently sell the Existing Portfolio investments and use the resulting proceeds to pay down the Note Payable, as further described below.   The ability to exit the Existing Portfolio investments is affected by company performance and external factors unrelated to the portfolio companies.  These factors include available credit, health of the markets in which our portfolio companies operate, inflationary expectations and pressures, commodity prices, and the general state of the economy.

Going Concern Uncertainty, Financial Condition, Liquidity and Capital Resources

Global capital markets entered into a period of significant disruption in 2008, as evidenced by a lack of liquidity in debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk and the failure of major financial institutions.  These events have contributed to difficult economic conditions that materially and adversely impacted the broader financial and credit markets and significantly reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular.  Although there are signs of these conditions lightening, they may continue for a prolonged period of time or worsen in the future.  We and other companies in the financial services sector may need, or may choose to access alternative markets for debt and equity capital which may only be available at a higher cost, and or on less favorable terms and conditions.  Conversely, our portfolio companies may not be able to service or refinance their debt which could materially and adversely affect our financial condition as we would experience reduced income or even losses. The inability to raise capital and the risk of portfolio company defaults may have a negative effect on our business, financial condition and results of operations.

As of December 31, 2010, MACC’s cash and money market accounts totaled $220,731.  MACC has a note payable (“Note Payable”) with Cedar Rapids Bank & Trust Company (“CRB&T”) in the amount of $2,663,029 at December 31, 2010 that was due and payable January 10, 2011.  Effective January 10, 2011, MACC executed a fifth amendment to the business loan agreement (“Fifth Amendment”) whereby CRB&T extended the maturity of the Note Payable to July 11, 2011 and deleted the covenant requiring MACC to complete a capital transaction to raise additional operating capital for the Company.

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

As a result of the shareholder actions, the Board of Directors is reviewing a number of alternatives and evaluating potential exit opportunities to maximize return on investment, including seeking shareholder approval to liquidate.  At the same time, we continue to seek additional cash through future sales of portfolio equity and debt securities and from other financing arrangements.  Absent additional sources of financing, current working capital and cash will not be adequate for operations at their current levels.  If such efforts are not successful, MACC may need to liquidate its current investment portfolio, to the extent possible, which could result in significant realized losses due to the current economic conditions.

Current working capital and cash will not be adequate for operations at their current levels.  MACC continues to seek additional cash through future sales of portfolio equity and debt securities.  The efforts to sell investments have taken longer than anticipated while performance of the underlying portfolio companies in certain cases has deteriorated.  MACC continues to review its current investment portfolio and evaluate potential exit opportunities meant to maximize return on initial investment.

The following table shows our significant contractual obligations for the repayment of the Note Payable and other contractual obligations as of December 31, 2010:

Payments due by period

Contractual Obligations
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Note Payable	$2,663,029	2,663,029	---	---	---

Incentive Fees Payable	$16,361	16,361	---	---	---

Failure to pay-off, refinance or find alternative financing for the term loan could pose significant financial risks to MACC given the relative illiquid nature of the Existing Portfolio.  In addition, MACC anticipates that our current cash and money market accounts will not be adequate enough to fund our cash flow short-fall from operations during Fiscal 2011.  MACC will need to liquidate portfolio assets to fund the operating cash short-fall.  Although management believes MACC will be able liquidate portfolio assets sufficient to provide funds for MACC to meet its fiscal year 2011 anticipated cash requirements, there can be no assurance that MACC’s cash flows from portfolio sales, operations or cash requirements will be as projected.

Portfolio Activity

MACC has invested in and lended to businesses through investments in subordinated debt (generally with detachable equity warrants), preferred stock and common stock.  MACC, however, is not currently making new investments in portfolio companies and is actively seeking to liquidate the portfolio.  The total portfolio value of MACC’s investments in illiquid securities was $7,932,205 at December 31, 2010 and $9,226,650 at September 30, 2010.  During the three months ended December 31, 2010, MACC sold three portfolio investments resulting in a net realized gain of $473,552.  No new investments were made and no follow-on investments were made in existing portfolio companies.

MACC has frequently co-invested with other funds managed by InvestAmerica.  When MACC makes any co-investment with these related funds, MACC follows certain procedures consistent with orders of the SEC for related party co-investments to mitigate conflict of interest issues.

Critical Accounting Policies

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

MACC currently has a portfolio of debt and equity securities for which no regular trading market exists.  The fair value of these investments may not be readily determinable.  We value these investments quarterly at fair value as determined in good faith under the direction of our Board of Directors pursuant to a valuation policy and consistently applied valuation process utilizing the input of our investment advisers and Audit Committee.  The types of factors that may be considered in fair value pricing of these investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to more liquid securities, indices and other market related inputs, discounted cash flow and other relevant factors.  Because such valuations and particularly valuations of private securities and private companies are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these investments existed and may differ materially from the amounts we realize on any disposition of such investments. Our net asset value could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon the disposal of such investments.  In addition, decreases in the market values or fair values of our investments are recorded as unrealized depreciation.  Continued declines in prices and liquidity in the debt markets could result in substantial unrealized/realized losses, which could have a material adverse impact on our business, financial condition and results of operations.

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

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, the Chief Executive Officer and Chief Financial Officer of MACC (the “Certifying Officers”) conducted evaluations of MACC’s disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Certifying Officers have evaluated MACC’s disclosure controls and procedures and have concluded, as a result of the identification of material weaknesses in internal control over financial reporting, that those disclosure controls and procedures were not effective as of December 31, 2010.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  MACC’s internal control system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that: 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; 2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of MACC; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of MACC’s assets that could have a material effect on our financial statements.

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

Management assessed the effectiveness of MACC’s internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  In performing the assessment, management identified the following material weaknesses in internal control over financial reporting:

1)	MACC’s policies and procedures over the preparation and accumulation of information used in the investments valuation process and management’s review thereof are not appropriately designed to identify matters that may affect the appropriateness and reliability of information provided to the valuation committee. Specifically, our policies and procedures and management’s review controls were not designed to ensure the appropriateness and consistency in (a) the preparation of the portfolio company financial information provided to the valuation committee, (b) the procedures used to ensure the relevancy and reliability of the underlying financial information provided by the portfolio companies, and (c) the methods used to value MACC’s individual investments.

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

These material weaknesses resulted in an adjustment to the allocation of the decline in fair value to individual investment holdings in one portfolio company reflected in the September 30, 2010 financial statements included herein.

As a result of these material weaknesses, we have concluded that internal control over financial reporting was not effective as of December 31, 2010.

(c)	Changes in Internal Control over Financial Reporting

       There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

There are no material changes to report from the risk factors disclosed in MACC’s Annual Report on Form 10-K for the year ended September 30, 2010.

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

MACC PRIVATE EQUITIES INC.

Date: February 22, 2011	By:	/s/ Travis T. Prentice
Travis T. Prentice, President and CEO

Date: February 22, 2011	By:	/s/Derek J. Gaertner
Derek J. Gaertner, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description	Page

31.1	Section 302 Certification of Travis T. Prentice (CEO)

31.2	Section 302 Certification of Derek J. Gaertner (CFO)

32.1	Section 1350 Certification of Travis T. Prentice (CEO)

32.2	Section 1350 Certification of Derek J. Gaertner (CFO)