Form 10-Q
period 2011-03-31
MACC PRIVATE EQUITIES INC
filed 2011-05-16
CIK 923808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark one)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

(319) 363-8249
(Registrant’s telephone number, including area code)

2533 South Coast Highway 101, Suite 240, Cardiff-By-The-Sea, California 92007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

At May 1, 2011, the registrant had issued and outstanding 2,464,621 shares of common stock.

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements

MACC PRIVATE EQUITIES INC.
Condensed Balance Sheets

	March 31, 2011 (Unaudited)	September 30, 2010

Assets

Cash and cash equivalents	$279,570	135,094
Loans and investments in portfolio securities, at fair value:
Unaffiliated companies (cost of $699,507 and $732,032)	358,905	1,201,524
Affiliated companies (cost of $6,070,320 and $6,072,436)	6,695,936	5,867,593
Controlled companies (cost of $1,628,883 and $2,867,127)	1,154,995	2,157,533
Interest receivable	41,443	24,255
Other assets	122,944	188,786

Total assets	$8,653,793	9,574,785

Liabilities and net assets

Liabilities:
Notes payable	$1,981,272	3,367,928
Incentive fees payable	16,361	16,361
Accounts payable and other liabilities	231,488	242,417

Total liabilities	2,229,121	3,626,706

Net assets:
Common stock, $.01 par value per share; authorized 10,000,000 shares; issued and outstanding 2,464,621 shares	24,646	24,646
Additional paid-in-capital, net of accumulated net investment income (loss) and net realized gain (loss)	6,588,900	6,368,378
Unrealized depreciation on investments	(188,874)	(444,945)

Total net assets	6,424,672	5,948,079

Total liabilities and net assets	$8,653,793	9,574,785

Net assets per share	$2.61	2.41

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.
Condensed Statements of Operations
        (Unaudited)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010	For the six months ended March 31, 2011	For the six months ended March 31, 2010

Investment income:
Interest
Unaffiliated companies	$17,525	16,643	35,582	33,579
Affiliated companies	46,260	53,719	92,374	111,077
Controlled companies	2,741	5,990	4,189	223,980
Loss on interest receivable	---	---	---	(241,843)
Other	58	113	86	231
Dividends
Affiliated companies	48,038	2,310	171,632	44,942

Total investment income	114,622	78,775	303,863	171,966

Operating expenses:
Interest expenses	33,035	67,811	82,476	138,874
Management fees	41,348	57,492	87,819	119,624
Professional fees	90,601	84,996	249,452	175,961
Other	93,079	65,056	167,939	135,014

Total operating expenses before waivers	258,063	275,355	587,686	569,473
Expenses reduced by Advisor	(20,674)	(28,746)	(43,909)	(59,812)
Total operating expenses	237,389	246,609	543,777	509,661

Net investment loss	(122,767)	(167,834)	(239,914)	(337,695)

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments:
Unaffiliated companies	(11,000)	---	813,383	---
Affiliated companies	(2,116)	(3,063,596)	(352,947)	(3,063,596)
Net change in unrealized appreciation/depreciation on investments	306,372	2,618,444	256,071	2,294,773

Net gain (loss) on investments	293,256	(445,152)	716,507	(768,823)

Net increase (decrease) in net assets resulting from operations	$170,489	(612,986)	476,593	(1,106,518)

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.
Condensed Statements of Changes in Net Assets
(Unaudited)

	For the six months ended March 31, 2011	For the six months ended March 31, 2010
Operations:
Net investment loss	$(239,914)	(337,695)
Net realized gain (loss) on investments	460,436	(3,063,596)
Net change in unrealized depreciation/appreciation on investments	256,071	2,294,773

Net increase (decrease) in net assets resulting from operations	476,593	(1,106,518)

Net assets:
Beginning of period	$5,948,079	7,809,388

End of period	$6,424,672	6,702,870

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.

Condensed Statements of Cash Flows
(Unaudited)

For the six months ended March 31, 2011	For the six months ended March 31, 2010

Cash flows provided by (used in) operating activities:
Net increase (decrease) in net assets resulting from operations	$476,593	(1,106,518)

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Net realized and unrealized (gain) loss on investments	(716,507)	739,279
Proceeds from disposition of and payments on
loans and investments in portfolio securities	1,733,321	242,834
Purchases of loans and investments in portfolio securities	---	(72,342)
(Increase)/decrease in interest receivable	(17,188)	244,975
Decrease in other assets	65,842	8,136
(Decrease) increase in accrued interest, deferred incentive fees payable, accounts payable and other liabilities	(10,929)	76,436

Net cash provided by operating activities	1,531,132	132,800

Cash flows used in financing activities:
Note repayment	(1,386,656)	(194,267)

Net cash used in financing activities	(1,386,656)	(194,267)

Net increase (decrease) in cash and cash equivalents	144,476	(61,467)

Cash and cash equivalents at beginning of period	135,094	173,521

Cash and cash equivalents at end of period	$279,570	112,054

Supplemental disclosure of cash flow information -
Cash paid during the period for interest	$80,393	137,624

Supplemental disclosure of non-cash investing and financing information -
In-kind interest income received in the form of securities	$357,763	241,843

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

The unaudited condensed financial statements included herein have been prepared in accordance with GAAP for interim financial information and instructions to Form 10-Q and Articles 6 and 10 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in annually audited financial statements prepared in accordance with GAAP have been omitted, however MACC believes that the disclosures made are adequate to make the information presented not misleading.  The unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of MACC as of and for the year ended September 30, 2010 (“Fiscal 2010”) included in the MACC’s Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”).  The information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.  The results of the interim periods reported are not necessarily indicative of results to be expected for the year.

Significant Risk and Uncertainties

When global economic conditions are adverse or the global economy is in a recession as it was during Fiscal 2010 and continued through the second quarter ended March 31, 2011 for the year which began October 1, 2010 and ends September 30, 2011 (“Fiscal 2011”), it is difficult for us to estimate future expected realizable value from investments, the likelihood of our portfolio companies’ ability to meet their financial obligations, including the debentures and related interest payments due to us, and therefore our future expected cash flows.  All of these factors increase uncertainty inherent in management’s estimates and assumptions.  As future events and their effects cannot be determined with precision, particularly those related to the condition of the economy and the performance of our investments, we believe actual results related to our realization on the sale of investments, collection of loans receivable and interest receivable presently pose our greatest risk and could differ significantly from our current estimates.

(2)	Going Concern Uncertainty and Liquidity

MACC has a positive net change in net assets from operations of $476,593 for the six months ended March 31, 2011 and generated net cash flow from operations of $1,531,132 to fund our operating activities and financing requirements for the six months ended March 31, 2011. Operating expenses have been funded primarily from the sale of portfolio companies, dividends, and interest received.

MACC continues to have an ongoing need to raise cash from portfolio sales to fund our operations and pay down outstanding debt.  MACC’s efforts to sell certain investments has taken longer than we initially anticipated while performance of the underlying portfolio companies in certain cases has deteriorated.  MACC believes its ability to liquidate positions had been adversely affected by credit conditions and the downturn in the financial markets and the global economy.  MACC had a note payable with Cedar Rapids Bank & Trust Company (“CRB&T”) with a balance of $1,981,272 as of March 31, 2011 and due and payable July 11, 2011 (“Note Payable”).  Effective January 10, 2011, MACC executed a fifth amendment to the business loan agreement (“Fifth Amendment”) whereby CRB&T removed the covenant requiring MACC to complete a capital transaction to raise additional operating capital for the Company.

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

As a result of the shareholder actions, the Board of Directors of MACC (the “Board of Directors”) evaluated a number of alternatives and potential exit opportunities to maximize return on investment, including seeking shareholder approval to liquidate.  In light of such evaluation and lack of shareholder approval, the Board of Directors will seek to obtain shareholder approval during the third quarter of Fiscal 2011 to create a liquidating trust.  We will continue to seek additional cash through future sales of portfolio equity and debt securities, initially to completely repay our bank debt and then to accumlate cash for distribution to shareholders.

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

       In January 2010, the FASB issued authoritative guidance that requires reporting entities to make new disclosures about recurring and non recurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in annual and interim reporting periods beginning after December 15, 2010 and have been included in these fnancial statements.

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

     MACC frequently makes investments in separate debt, equity and mezzanine instruments in the same portfolio company. Most of these companies also have senior secured debt from unaffiliated commercial lenders.  The investment securities vary in security and seniority of payment, whether the company makes scheduled payments or the instruments are paid on a sale of the company.   Valuation takes into account the value of the portfolio company as a whole, and the relative value of individual securities within that portfolio company's capital structure.   Generally, MACC exits a portfolio company when the entire company is sold.  When a portfolio company is sold, following payment of senior debt, the most recently issued debt of that company generally has the most security or seniority, followed by previously issued debt, then preferred equity, with common stock having the least seniority.  Unrealized depreciation is therefore applied to equity securities first, then to the individual preferred and debt securities based on their seniority/security in the capital structure.  In addition, while valuations take into account the interest rate on debt securities, the factors discussed above significantly impact value in addition to the contracted rate.

     MACC updates its schedule of investments with the most current information available at the date of the report.  In certain instances a debt instrument may be due, but cannot be paid due to senior debt covenants. While extension terms of the notes may be in negotiation, these negotiations may not be complete as of the date of the report.  These same instruments may retain value as the principal amount, and all accrued interest, may be paid with priority over other interests in the company.  Similarly, because of the senior commercial loan covenants or company performance, the investor group and a portfolio company may have agreed to defer interest payments, but the value of the instrument remains based on the company value and priority of the instrument in the capital structure.

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

All of MACC’s investments at March 31, 2011 were classified and disclosed under the Level 3 category.  Investments are stated at fair value as determined by the Board of Directors according to the procedures of MACC’s Valuation Policy.  Securities are valued individually as of the end of each quarter of each fiscal year and as of the end of each fiscal year.  Interest-bearing securities are carried at the approximate amount of fair value.   Loan valuation determinations take into account portfolio companies’ financial condition, outlook, payment histories and other factors.  Equity security valuations take into account the following factors, among others: the portfolio company’s performance, the prospects of a portfolio company’s future equity financing and the character of participants in such financing, and the utilization of various financial measures, including cash flow multiples, as appropriate.  If a portfolio company appears likely to discontinue operations, a liquidation valuation technique may be employed.  The Board of Directors also considers credit market conditions, and the risks and uncertainties associated with those conditions in determining the values of its portfolio securities.  Valuations established by the Board of Directors are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of portfolio assets, and these favorable or unfavorable differences could be material.

The following tables present the investments at fair value as of March 31, 2011 and September 30, 2010 by type of investment:

Fair Value Measurement as of March 31, 2011

Fair Value Based on	Corporate Private Debt	Corporate Private Equity (1)	Total

Investment Level 3	$ 4,891,710	$3,318,126	100%
(1) represents $548,512 in preferred shares; $1,011,125 in common shares; $1,422,124 in membership interests, and $336,365 in escrow.

Fair Value Measurement as of September 30, 2010

Fair Value Based on	Corporate Private Debt	Corporate Private Equity (1)	Total

Investment Level 3	$ 6,092,445	$3,134,205	100%
(1) represents $557,848 in preferred shares; $1,698,638 in common shares; $802,215 in membership interests, and $75,504 in escrow.

The following tables provide a rollforward in the changes in fair value for the three month and six month periods ending March 31, 2011 and 2010 for all investments which MACC has determined using unobservable (Level 3) factors.

For the three months ended March 31, 2011	Total

Balance, December 31, 2010		$7,932,205
Purchases (Debt Repayment)
Morgan Ohare, Inc.	$ (15,625)
Total Purchases (Debt Repayment)		(15,625)
Realized Loss
Feed Management Systems, Inc.	(2,116)
Monitronics International, Inc.	(11,000)
Total Realized Loss		(13,116)
Unrealized Gain (Loss)
Aviation Manufacturing Group, LLC	307,135
Feed Management Systems, Inc.	1,058
Magnum Systems, Inc.	106,299
Monitronics International, Inc.	14,651
Morgan Ohare, Inc.	4,687
Portrait Displays, Inc.	(127,458)
Total Unrealized Gain (Loss)		306,372
Balance, March 31, 2011		$8,209,836
The amount of total gains (losses) for the period included on the statement of operations attributable to changes in unrealized gains/losses relating to investments still held at the reporting date		306,372

For the three months ended March 31, 2010	Total

Balance, December 31, 2009		$11,329,901
Purchases (Debt Repayment)
M.A. Gedney Company	$(76,000)
Portrait Displays, Inc.	(11,791)
SMWC Acquisition Co., Inc.	29,544
Superior Holding, Inc.	39,000
TotaTotal Purchases (Debt Repayment)		(19,247)
Rrr Realized Loss
Handy Industries, LLC	(168,528)
M.A. Gedney Company	(1,450,601)
Pra Pratt-Read Corporation	(1,444,467)
TTl Total Realized Loss		(3,063,596)
RealUnealized Gain (Loss)
Aviation Manufacturing Group, LLC.	(21,754)
Handy Industries, LLC	101,487
M.A. Gedney Company	1,526,600
Magnum Systems, Inc.	200,000
Portrait Display, Inc.	(132,355)
Pratt-Read Corporation	1,444,466
Superior Holding, Inc.	(500,000)
TotaTotal Unrealized Gain (Loss)	2,618,444
BalaBalance, March 31, 2010	$10,865,502
The The amount of total gains (losses) for the period included on the statement of operations attributable to changes in unrealized gains/losses relating to investments still held at the reporting date.	2,618,444

For the six months ended March 31, 2011		Total

Balance, September 30, 2010		$9,226,650
Purchases (Debt Repayment)
Linton Truss Corporation	$ (9,336)
Morgan Ohare, Inc.	(23,438)
Monitronics International, Inc.	(836,572)
Spectrum Products, LLC	(863,975)
Total Purchases (Debt Repayment)		(1,733,321)
Realized Gain (Loss)
Feed Management Systems, Inc.	(2,116)
Linton Truss Corporation	(30,700)
Monitronics International, Inc.	844,083
Spectrum Products, LLC	(350,831)
Total Realized Gain (Loss)		460,436
Unrealized Gain (Loss)
Aviation Manufacturing Group, LLC	619,909
Detroit Tool Metal Products Co.	214,650
Feed Management Systems, Inc.	1,058
Linton Truss Corporation	30,700
Magnum Systems, Inc.	(5,158)
Monitronics International, Inc.	(649,607)
Morgan Ohare, Inc.	(123,220)
Portrait Displays, Inc.	(191,187)
Spectrum Products, LLC	358,926
Total Unrealized Gain (Loss)		256,071
Balance, March 31, 2011		$8,209,836
The amount of total gains (losses) for the period included on the statement of operations attributable to changes in unrealized gains/losses relating to investments still held at the reporting date		256,071

For the six months ended March 31, 2010		Total

Balance, September 30, 2009		$11,775,272
Purchases (Debt Repayment)
Detroit Tool Metal Products Co.	$ 33,342
M.A. Gedney Company	(76,000)
Magnum Systems, Inc.	(143,541)
Portrait Displays, Inc.	(23,292)
SMWC Acquisition Co., Inc.	29,544
Superior Holding, Inc.	39,000
Total Purchases (Debt Repayment)		(140,947)
Realized Loss
Handy Industries, LLC	(168,528)
M.A. Gedney Company	(1,450,601)
Pratt-Read Corporation	(1,444,467)
Total Realized Loss		(3,063,596)
Unrealized Gain (Loss)
Aviation Manufacturing Group, LLC	170,746
Feed Management Systems, Inc.	(441,136)
Handy Industries, LLC	101,487
Linton Truss Corporation	(75,035)
M.A. Gedney Company	1,526,600
Magnum Systems, Inc.	200,000
Portrait Displays, Inc.	(132,355)

Pratt-Read Corporation	1,444,466
Superior Holding, Inc.	(500,000)
Total Unrealized Gain (Loss)		2,294,773
Balance, March 31, 2010		$10,865,502
The amount of total gains (losses) for the period included on the statement of operations attributable to changes in unrealized gains/losses relating to investments still held at the reporting date		2,294,773

Total unrealized gains and losses recorded for Level 3 investments are reported in Net Change in unrealized appreciation / depreciation on investments.

(6)	Note Payable

MACC has a term loan with a balance in the amount of $1,981,272 with CRB&T as of March 31, 2011.  This Note Payable is a variable interest rate note secured by a Security Agreement, Commercial Pledge Agreement and a Master Business Loan Agreement.  The interest rate is equal to the greater of the Wall Street Journal prime rate plus 0.5%, or 6%.  The interest rate on the Note Payable at March 31, 2011 was 6.0%.  The Note Payable has a stated maturity of July 11, 2011. The Note Payable is secured by all of MACC’s assets and MACC is required to apply 80% of all cash proceeds received on the sale or liquidation of investments to pay down any amounts outstanding.  MACC may need to consider additional sales of investments in order to meet the current payment and operating requirements.

(7)	Subsequent Events

As referenced in Form 8-K filed on May 5, 2011, effective as of April 29, 2011, MACC entered into an interim Investment Advisory Agreement (the “Interim Advisory Agreement”) with InvestAmerica Investment Advisors, Inc. (“InvestAmerica”) pursuant to Rule 15a-4 adopted under the Investment Company Act of 1940, as amended (the “Rule”). The previous investment advisory agreement by and between the Company and Eudaimonia Asset Management, LLC (“EAM”) expired on April 29, 2011 (the “EAM Advisory Agreement”). Simultaneously, the Subadvisory Agreement by and among the Company, InvestAmerica and EAM (the “Subadvisory Agreement”) also expired on April 29, 2011. In light of the shareholders’ unwillingness to authorize the Company to raise additional capital, the Board of Directors determined to pursue a liquidation strategy. As a result, EAM requested, and the Board agreed, not to renew the term of the EAM Advisory Agreement. Similarly, the Board and InvestAmerica agreed not to renew the Subadvisory Agreement based on the implementation of the Interim Advisory Agreement.

The Interim Advisory Agreement will continue for a period of 150 days unless terminated earlier by the Company or InvestAmerica. Consistent with the Rule, the Interim Advisory Agreement provides that InvestAmerica will be compensated for serving as the Company's investment adviser at the annual rate of 1% of assets under management with no incentive fee. It is anticipated that the Company will effect a shareholder approved liquidating trust within the next 150 days or prior to the termination of the Interim Advisory Agreement.

As discussed in Note 5, the financial statements included in this report present the fair value of MACC's investments at March 31, 2011.  Subsequent to that date, negotiations for the sale of one portfolio company have resulted in a number of competing bids for the purchase of the portfolio company.  At the date of this report there is no agreement by the portfolio company and the investment group of which MACC is a part with any potential purchaser and negotiations are likely to continue for some time, followed by negotiation of a definitive agreement and subsequently a closing.  While the results of this negotiation are uncertain, based on bids received at this date, the value of MACC's investment in this portfolio company could increase from the March 31 valuation if a sale is ultimately completed in the range of values currently being discussed.   The realization of a higher value is uncertain and dependent upon numerous factors, including business developments at the portfolio company and in its industry, further due diligence by prospective purchasers and numerous other factors.  It is likely that a closing of a transaction for this portfolio company would be subsequent to the end of our June 30 fiscal quarter.

On May 9, 2011, MACC filed preliminary proxy materials with the SEC with respect to a special meeting of shareholders to be held on June 28, 2011.  The following are the purposes of the meeting:

1.
To authorize the complete liquidation and dissolution of MACC and the transfer of all of the assets and liabilities of MACC to a liquidating trust established for the sole purpose of distributing the assets of MACC to its shareholders;

2.	To authorize the withdrawal of MACC’s election to be regulated as a business development company under the Investment Company Act of 1940, as amended;

3.	To ratify the appointment of BBD, LLP ("BBD") as MACC’s independent auditors for its fiscal year ending September 30, 2011; and

4.	To transact such other business as may properly come before the meeting and any adjournment thereof.

It is anticipated that a definitive proxy statement will be mailed on or about May 27 to shareholders of record as of May 12.

In addition, on May 10, 2011, MACC filed a request with the staff of the SEC to solicit the staff's indication that it would take no action against MACC or the liquidating trust if the trust reports in the manner described in the letter.  In summary, following creation of the liquidating trust, the trust would file reports of material developments, such as the sale of portfolio assets, with the SEC on form 8-K and also file with the SEC a summary annual report.

The Company evaluated all events that have occurred subsequent to March 31, 2011 through the date of the filing of this Form 10-Q, and besides the above, no additional subsequent events have occurred requiring disclosure in the Form 10-Q.

(8)	Financial Highlights (Unaudited)
	For the three months ended March 31, 2011	For the three months ended March 31, 2010	For the six months ended March 31, 2011	For the six months ended March 31, 2010
Per Share Operating Performance (For a share of capital stock outstanding throughout the period): Net asset value, beginning of period	$2.54	2.97	2.41	3.17

Expense from investment operations:
Investment expense, net	(0.05)	(0.07)	(0.09)	(0.14)
Net realized and unrealized
loss on investment transactions	0.12	(0.18)	0.29	(0.31)
Total from investment operations	0.07	(0.25)	0.20	(0.45)

Net asset value, end of period	$2.61	2.72	2.61	2.72
Closing bid price	$0.60	0.69	0.60	0.69

Total return
Net asset value basis	%	2.73	(8.38)	8.01	(14.17)

Market price basis	%	(25.00)	25.46	(29.41)	(13.75)

Net asset value, end of period (in thousands)		$6,425	6,703	6,425	6,703

Ratio to weighted average net assets:
	Net investment loss (1)%	(8.04)	(9.53)	(7.99)	(9.08)
Operating and income tax expense	%	15.55	14.00	18.11	13.70

(1)
MACC’s  investment advisor, EAM elected to voluntarily waive its management fees during the second quarter and six-month period of fiscal year 2011 and fiscal year 2010.  Due to the election, the investment advisor voluntarily waived $20,674 and $43,909 as of March 31, 2011 and $28,746 and $59,812 as of March 31, 2010, respectively.  The effects of the waiver for the three and six months ended March 31, 2011 are the following: (i) total return on net assets value basis would be 2.40% and 7.27%; (ii) the net investment loss ratio would be (9.41%) and (9.45%); and (iii) the operating and income expense ratio would be 16.92% and 19.57%. The effects of the waiver for the three and six months ended March 31, 2010 are the following: (i) total return on net assets value basis would be (8.77%) and (14.93%); (ii) the net investment loss ratio would be (11.18%) and (10.73%); and (iii) the operating and income expense ratio would be 15.67% and 15.37%.

The ratios of net investment loss to average net assets and of operating and income tax expenses to average net assets are calculated for common stockholders as a class and have been annualized.  Total return, which reflects the change in net assets, was calculated for common stockholders as a class using the change in net assets for each relevant period.  An individual common stockholders’ return may vary from these returns.

MACC PRIVATE EQUITIES INC.
SCHEDULE OF INVESTMENTS (UNAUDITED)
MARCH 31, 2011

Company	Security	Percent of Net assets	Value	Cost (d)

Manufacturing:

Aviation Manufacturing Group, LLC (a)	14% debt security, due December 31, 2011		$616,000	$616,000
Yankton, South Dakota	154,000 units preferred		154,000	154,000
Manufacturer of flight critical parts for airplanes	Membership interest 14% note, due December 31, 2011		1,422,124 77,000	39 77,000
			2,269,124	847,039

Detroit Tool Metal Products Co. (a)	12% debt security, due December 31, 2011 (c)		1,586,158	1,912,087
Lebanon, Missouri	19,853.94 shares Series A preferred (c)		---	195,231
Metal stamping	7,887.17 shares common (c)		---	126,742
	8% debt security, due December 31, 2011 (c)		33,342	33,342
			1,619,500	2,267,402

Magnum Systems, Inc. (a)	12% debt security, due November 1, 2011		430,622	430,622
Parsons, Kansas	48,038 common shares (c)		48,038	48,038
Manufacturer of industrial bagging equipment	292,800 shares preferred (c) Warrant to purchase 56,529 common shares (c)		304,512 963,087	304,512 565
			1,746,259	783,737

MACC PRIVATE EQUITIES INC.
SCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED)
MARCH 31, 2011
Company	Security	Percent of Net assets	Value	Cost (d)

Spectrum Products, LLC (b)	Escrow (c)		221,662	295,549
Missoula, Montana
Manufacturer of equipment for the
swimming pool industry

Superior Holding, Inc. (a)	6% debt security, due April 1, 2013(c)		370,608	780,000
Wichita, Kansas	Warrant to purchase 11,143 common shares (c)		--	1
Manufacturer of industrial and	6% debt security, due April 1, 2013(c)		110,000	221,000
commercial boilers and shower	121,457 common shares (c)		---	121,457
doors, frames and enclosures	6% debt security, due April 1, 2013(c)		150,000	308,880
	312,000 common shares (c)		---	3,120
	12% debt security, due April 1, 2013		23,000	39,000
	12% debt security, due April 1, 2013		23,000	39,000
			676,608	1,512,458

Total Manufacturing		102%	6,533,153	5,706,185

Service

Monitronics International, Inc.	Escrow (c)		$40,258	$62,214
Dallas, Texas
Provides home security systems monitoring services

Morgan Ohare, Inc. (b)	0% debt security, due January 1, 2012 (c)		725,000	1,125,000
Addison, Illinois	10% debt security, due December 1, 2012		208,333	208,333
Fastener plating and heat treating	57 common shares (c)		---	1
			933,333	1,333,334

SMWC Acquisition Co., Inc. (a)	12% debt security due September 30, 2011		220,000	220,000
Kansas City, Missouri	145,397 shares Series A preferred		90,000	290,794
Steel warehouse distribution and			310,000	510,794
processing

Total Service		20%	1,283,591	1,906,342

Technology and Communications:

Feed Management Systems, Inc. (a)	Escrow (c)		74,445	148,891
Brooklyn Center, Minnesota
Batch feed software and systems
and B2B internet services

Portrait Displays, Inc.	11% debt security, due April 1, 2012		318,647	637,292
Pleasanton, California	Warrant to purchase 39,400 common shares (c)		---	---
Designs and markets pivot			318,647	637,292
enabling software for LCD
computer monitors

Total Technology and Communications		6%	393,092	786,183

			$8,209,836	$8,398,710

(a)
Affiliated company.  Represents ownership of greater than 5% to 25% of the outstanding voting securities of the issuer, and is or was an affiliate of MACC as defined in the Investment Company Act of 1940 at or during the period ended March 31, 2011.

(b)
Controlled company.  Represents ownership of greater than 25% of the outstanding voting securities of the issuer, and is or was a controlled affiliate of MACC as defined in the Investment Company Act of 1940 at or during the period ended March 31, 2011.

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

Second Quarter Ended March 31, 2011 Compared to Second Quarter Ended March 31, 2010

For the three months ended March 31,
2011	2010	Change

Total investment income	$114,622	78,775	35,847
Total operating expenses	(237,389)	(246,609)	9,220

Net investment loss	(122,767)	(167,834)	45,067
Net realized loss on investments	$(13,116)	(3,063,596)	3,050,480

Net change in unrealized appreciation/ depreciation on investments	306,372	2,618,444	(2,312,072)

Net gain (loss) on investments	$293,256	(445,152)	738,408

Net increase (decrease) in net assets resulting from operations	$170,489	(612,986)	783,475

Net asset value per share:
Beginning of period	$2.54	2.97

End of period	$2.61	2.72

Total Investment Income

During the second quarter of the current fiscal year (“Fiscal 2011”), total investment income was $114,622, an increase of $35,847, or 46%, from total investment income of $78,775 for the prior fiscal year (“Fiscal 2010”) second quarter.  In the second quarter of Fiscal 2011 as compared to second quarter of Fiscal 2010, interest income decreased $9,881 or 13%, and dividend income increased $45,728, or 1980%.  The decrease in interest income is primarily due to repayments of principal on debt portfolio securities issued to us by two portfolio companies.  In both the second quarter of Fiscal 2011 and the second quarter of Fiscal 2010, MACC received a dividend on one existing portfolio investment.  The timing and amount of dividend income is difficult to predict.

Net Operating Expenses

Net operating expenses for the second quarter of the Fiscal 2011 were $237,389, a decrease of $9,220 or 4%, as compared to net operating expenses for the second quarter of Fiscal 2010 of $246,609.  Interest expense decreased $34,776 or 51%, in the second quarter of Fiscal 2011 due to the decrease in the principal balance of the Note Payable to Cedar Rapids Bank and Trust (“CRB&T”) as discussed below under Going Concern Uncertainty, Financial Condition, Liquidity and Capital Resources.

Management fees decreased $16,144, or 28%, in the second quarter of Fiscal 2011 due to the decrease in assets under management.  Professional fees increased $5,605, or 7%, in the second quarter of Fiscal 2011 as compared to the second quarter of Fiscal 2010. The increase is primarily related to evaluation by the Board of Directors of all remaining strategies for the Company to continue to operate as a going concern.  Other expenses increased $28,023, or 43%, in the second quarter of Fiscal 2011 as compared to the second quarter of Fiscal 2010 as a result of an increase in shareholder expenses due to expenses related to compling with IRS mandated regulatory reporting changes and expenses associated with the shareholder annual meeting.

Net Investment Loss

For the second quarter of Fiscal 2011, MACC recorded net investment loss of $122,767, as compared to a net investment loss of $167,834 during the second quarter of Fiscal 2010, a decrease of $45,067, or 27%.  The decrease in net investment loss is primarily the result of the increase in dividend income in the current period.

Net Realized Gain/(Loss) on Investments

During the second quarter of Fiscal 2011, MACC realized a net loss of $13,116 on two portfolio investments, as compared with a net realized loss of $3,063,596 on investments in the second quarter of Fiscal 2010.  The current period net realized loss is the result of the reduction of the anticipated escrow receipts on two portfolio investments that were previously sold.  Management does not attempt to maintain a comparable level of realized gains quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities.  Under the EAM Advisory Agreement (as defined below), the investment adviser is entitled to be paid an incentive fee, which is calculated as a percentage of the excess of our realized gains in a particular period, over the sum of net realized losses, unrealized depreciation, and operating losses during the same period. As a result, the timing of realized gains, realized losses and unrealized depreciation can have an effect on the amount of the incentive fee payable to the investment adviser under the EAM Advisory Agreement.

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

We recorded a net change in unrealized appreciation/depreciation on investments of $306,372 during the current year second quarter, as compared to $2,618,444 during the prior year second quarter.  This net change resulted from:

●
Unrealized appreciation in the fair value of two portfolio companies totaling $413,434 during the current year second quarter, as compared to unrealized appreciation in the fair value of one portfolio company totaling $200,000 during the prior year second quarter.

●
No reversals of unrealized appreciation during the current year second quarter, as compared to reversal of unrealized appreciation in the fair value of one portfolio company totaling $21,754 during the prior year second quarter.

●
Unrealized depreciation in the fair value of one portfolio company totaling $127,458 during the current year second quarter, as compared to unrealized depreciation in the fair value of two portfolio companies of $632,355 during the prior year second quarter.

●
Reversal of unrealized depreciation of $20,396 in three portfolio companies during the current year second quarter, as compared to reversal of unrealized depreciation of $3,072,553 in three portfolio companies written-off during the prior year second quarter.

Net Change in Net Assets from Operations

MACC experienced an increase of $170,489 in net assets for the second quarter of fiscal year 2011, and the resulting net asset value per share was $2.61 as of March 31, 2011, as compared to $2.41 as of September 30, 2010.  The increase in net asset value during the second quarter ended March 31, 2011 was primarily the result of the net increase in unrealized appreciation on investments and the increase in dividend income, as described above.

As of March 31, 2011, MACC had recorded unrealized appreciation on two portfolio investments and had recorded unrealized depreciation on eight portfolio investments.  Quarterly valuations can be affected by a portfolio company’s short term performance that results in increases or decreases in unrealized depreciation and unrealized appreciation for the quarter.  Changes in the fair value of a portfolio security may or may not be indicative of the long term performance of the portfolio company.

MACC is not currently making investments in new portfolio companies.  MACC will continue to prudently sell the Existing Portfolio investments and use the resulting proceeds to pay down the Note Payable, as further described below.   The ability to exit the Existing Portfolio investments is affected by company performance and external factors unrelated to the portfolio companies.  These factors include available credit, health of the markets in which our portfolio companies operate, inflationary expectations and pressures, commodity prices, and the general state of the economy.

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

	For the six months ended March 31,
	2011	2010	Change

Total investment income	$303,863	171,966	131,897
Total operating expenses	(543,777)	(509,661)	(34,116)

Net investment loss	(239,914)	(337,695)	97,781

Net realized gain (loss) on investments	460,436	(3,063,596)	3,524,032
Net change in unrealized appreciation/ depreciation on investments	256,071	2,294,773	(2,038,702)

Net gain (loss) on investments	716,507	(768,823)	1,485,330

Net increase (decrease) in net assets resulting from operations	$476,593	(1,106,518)	1,583,111

Net asset value per share:
Beginning of period	$2.41	3.17

End of period	$2.61	2.72

Total Investment Income

During the six-month period ended on March 31, 2011 of the current fiscal year (“Fiscal 2011”), total investment income was $303,863, an increase of $131,897, or 77%, from total investment income of $171,966 for the same six-month period of the prior fiscal year (“Fiscal 2010”) six-month period.  In the six-month period of Fiscal 2011 as compared to the six-month period of Fiscal 2010, interest income increased $5,207 or 4%, and dividend income increased $126,690, or 282%.  The increase in interest income is primarily due to the fact that no portfolio securities had accrued interest reserved in the current year six-month period as compared to one debt portfolio security of which the interest accrued was reserved in the prior year six-month period.  In both the six-month period of Fiscal 2011 and the six-month period of Fiscal 2010, MACC received dividends on two existing portfolio investments.    The timing and amount of dividend income is difficult to predict.

Net Operating Expenses

Net operating expenses for the six-month period of Fiscal 2011 were $543,777, an increase of $34,116 or 7%, as compared to net operating expenses for the six-month period of Fiscal 2010 of $509,661.  Interest expense decreased $56,398 or 41%, in the six-month period of Fiscal 2011 due to the decrease in the principal balance of the Note Payable to Cedar Rapids Bank and Trust (“CRB&T”) as discussed below under Going Concern Uncertainty, Financial Condition, Liquidity and Capital Resources.

Management fees decreased $31,804, or 27%, in the six-month period of Fiscal 2011 due to the decrease in assets under management.  Professional fees increased $73,491, or 42%, in the six-month period of Fiscal 2011 as compared to the six-month period of Fiscal 2010. The increase is primarily related to legal costs in relation to the annual meeting of stockholders and the accrual of additional audit fees charged in connection with portfolio valuation activities.  Other expenses increased $32,925, or 24%, in the six-month period of Fiscal 2011 as compared to the six-month period of Fiscal 2010 as a result of an increase in Directors and Officers insurance expense and shareholder expenses.

Net Investment Loss

For the six-month period of Fiscal 2011, MACC recorded net investment loss of $239,914, as compared to a net investment loss of $337,695 during the six-month period of Fiscal 2010, a decrease of $97,781, or 29%.  The decrease in net investment loss is primarily the result of the increase in dividend income in the current six-month period.

Net Realized Gain/(Loss) on Investments

During the six-month period of Fiscal 2011, MACC realized a net gain of $460,436 on three portfolio investments, as compared with a net realized loss of $3,063,596 on three portfolio investments in the six-month period of Fiscal 2010.  The current six-month period net realized gain was the result of the sale of one portfolio investment for a realized gain of $844,083, the sale of two other portfolio investments for realized losses of $381,531 and the reduction of the anticipated escrow receipt on a previously sold portfolio company of $2,116.  Management does not attempt to maintain a comparable level of realized gains quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities.  Under the EAM Advisory Agreement (as defined below), the investment adviser is entitled to be paid an incentive fee, which is calculated as a percentage of the excess of our realized gains in a particular period, over the sum of net realized losses, unrealized depreciation, and operating losses during the same period. As a result, the timing of realized gains, realized losses and unrealized depreciation can have an effect on the amount of the incentive fee payable to the investment adviser under the EAM Advisory Agreement.

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

Also Effective April, 29, 2008, MACC and EAM entered into an Investment Subadvisory Agreement (the “Subadvisory Agreement”) with InvestAmerica, pursuant to which InvestAmerica managed our portfolio of investments which existed on the effective date of the Subadvisory Agreement (the “Existing Portfolio”).  Under the terms of the Subadvisory Agreement, EAM pays InvestAmerica an incentive fee based on a portion of the incentive fees paid to EAM by us under the EAM Advisory Agreement attributable to the Existing Portfolio.

 Change in Unrealized Appreciation/Depreciation of Investments

Net change in unrealized appreciation/depreciation on investments represents the change for the period in the unrealized appreciation, net of unrealized depreciation, on our total investment portfolio based on the valuation method described under “Critical Accounting Policies.”

We recorded a net change in unrealized appreciation/depreciation on investments of $256,071 during the current year six-month period, as compared to $2,294,773 during the prior year six-month period.  This net change resulted from:

●
Unrealized appreciation in the fair value of three portfolio companies totaling $835,617 during the current year six-month period, as compared to unrealized appreciation in the fair value of two portfolio companies totaling $370,746 during the prior year six-month period.

●
Reversal of unrealized appreciation in the fair value of one portfolio company totaling $627,651 during the current year six-month period, as compared to reversal of unrealized appreciation in the fair value of two portfolio companies totaling $74,641 during the prior year six-month period.

●
Unrealized depreciation in the fair value of five portfolio companies totaling $415,408 during the current year six-month period, as compared to unrealized depreciation in the fair value of four portfolio companies of $1,073,885 during the prior year six-month period.

●
Reversal of unrealized depreciation of $463,513 in two portfolio companies during the current year six-month period, as compared to reversal of unrealized depreciation of $3,072,553 in three portfolio companies in the prior year six-month period.

Going Concern Uncertainty, Financial Condition, Liquidity and Capital Resources

Global capital markets experienced significant disruption beginning in 2008 as evidenced by a lack of liquidity in debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk and the failure of major financial institutions.  These events have contributed to difficult economic conditions that materially and adversely impacted the broader financial and credit markets and significantly reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular.  Although there are signs of these conditions lightening, they may continue for a prolonged period of time or worsen in the future.  Our portfolio companies may not be able to service or refinance their debt which could materially and adversely affect our financial condition as we would experience reduced income or even losses. The inability of our portfolio companies to obtain adequate financing or to raise capital and the risk of portfolio company defaults may have a negative effect on our business, financial condition and results of operations.

As of March 31, 2011, MACC’s cash and money market accounts totaled $279,570.  MACC has a note payable (“Note Payable”) with Cedar Rapids Bank & Trust Company (“CRB&T”) with a balance of $1,981,272 at March 31, 2011 that is due and payable July 11, 2011.  Effective January 10, 2011, MACC executed a fifth amendment to the business loan agreement (“Fifth Amendment”) whereby CRB&T deleted the covenant requiring MACC to complete a capital transaction to raise additional operating capital for the Company.

At MACC’s annual shareholder meeting held on November 30, 2010, shareholders voted against giving MACC the ability to raise additional capital through the issuance of shares of common stock at a price below MACC’s then-current net asset value per share.   In addition, shareholders voted against allowing MACC to issue warrants, options or rights to subscribe for or convert into common stock.  Without these authorizations to sell shares at below net asset value or issue options or warrants, MACC’s ability to raise funding through the capital markets is highly unlikely.

As a result of the shareholder actions, the Board of Directors reviewed a number of alternatives including seeking shareholder approval to liquidate.  We continue to seek additional cash through future sales of portfolio equity and debt securities.  In order to fund operating cash needs, MACC may need to liquidate its current investment portfolio on an accelerated basis, to the extent possible, which could result in significant realized losses due to the current economic conditions.

Current working capital and cash may not be adequate for operations at their current levels.  MACC continues to seek additional cash through future sales of portfolio equity and debt securities.  The efforts to sell investments have taken longer than anticipated while performance of the underlying portfolio companies in certain cases has deteriorated.  MACC continues to review its current investment portfolio and evaluate potential exit opportunities meant to maximize return on initial investment.

The following table shows our significant contractual obligations for the repayment of the Note Payable and other contractual obligations as of March 31, 2011:

Payments due by period

Contractual Obligations
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Note Payable	$1,981,272	1,981,272	---	---	---

Incentive Fees Payable (1)	$16,361	16,361	---	---	---

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

(1)  Pursuant to the Interim Advisory Agreement as discussed under Note (7) of the Notes to Unaudited Financial Statements, MACC is no longer obligated to pay an incentive fee to InvestAmerica or EAM.  As a result, in subsequent quarters MACC will no longer have such a contractual obligation.

Portfolio Activity

MACC has invested in and lended to businesses through investments in subordinated debt (generally with detachable equity warrants), preferred stock and common stock.  MACC, however, is not currently making new investments in portfolio companies and is actively seeking to liquidate the portfolio.  The total portfolio value of MACC’s investments in illiquid securities was $8,209,836 at March 31, 2011 and $9,226,650 at September 30, 2010.  During the three months ended March 31, 2011, MACC made no new investments and no follow-on investments were made in existing portfolio companies.

MACC has frequently co-invested with other funds managed by InvestAmerica.  When MACC makes any co-investment with these related funds, MACC follows certain procedures consistent with orders of the SEC for related party co-investments to mitigate conflict of interest issues.

Critical Accounting Policies

In September 2006, the FASB issued authoritative guidance for fair value measurements and disclosures which defines fair value, establishes a framework for measuring fair value and expands disclosures related to assets and liabilities measured at fair value. In February 2008, the FASB issued additional authoritative guidance for fair value measurements which delayed the effective date of the authoritative guidance for fair value measurements to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancail liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  We adopted the provisions of the authoritative guidance for fair value measurements on January 1, 2008 with the exception of the application of the guidance to non-recurring non financial assets and non-financial liabilities which we adopted  on October 1, 2009.

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

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, the Chief Executive Officer and Chief Financial Officer of MACC (the “Certifying Officers”) conducted evaluations of MACC’s disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Certifying Officers have evaluated MACC’s disclosure controls and procedures and have concluded, as a result of the previous identification of material weaknesses in internal control over financial reporting, that those specific disclosure controls and procedures were not effective as of March 31, 2011.  As noted below, during the quarter remedial steps were commenced to address the identified weaknesses.

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

Management assessed the effectiveness of MACC’s internal control over financial reporting as of March 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  In performing the assessment, management identified the following material weaknesses in internal control over financial reporting:

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

          For the quarter ended March 31, the material weakness discussed above did not result in any fair value adjustments to the valuations of the individual holdings reported in the previous quarter.

As a result of these material weaknesses, we have concluded that internal control over financial reporting was not effective as of March 31, 2011.

(c)	Changes in Internal Control over Financial Reporting

       There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(d)	Remediation Plan

In response to the previously identified control weaknesses, in the period from the issuance of our prior quarterly report, to the filing of this report, the following actions have been taken:

•
A team consisting of the Company’s officers, members of the Audit Committee and outside legal counsel evaluated the issues discussed above and drafted amendments to our valuation policies which were proposed to, and approved by, the Board of Directors.

•	The proposed changes were reviewed by our independent registered public accounting firm.

•	Changes to the Company valuation policy (the “Valuation Policy”) , which are being implemented for the quarter commencing April 1, 2011, include the following:

o	Increased documentation of the requirements for portfolio companies to prepare and report their financial information to us.
o	Verification that all current portfolio companies are required, as a matter of contract, to provide adequate financial reporting to us, and that all are doing so on a timely basis for each valuation.
o
As part of the annual valuation in connection with preparation of audited financial statements, the Board will engage an independent valuation expert to provide (1) an overall review of the valuation process in general, and (2) a more detailed review of selected investment valuations on a rotating basis.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no items to report.

Item 1A.	Risk Factors.

There are no material changes to report from the risk factors disclosed in MACC’s Annual Report on Form 10-K for the year ended September 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There are no items to report.

Item 3.	Defaults Upon Senior Securities.

There are no items to report.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

There are no items to report.

Item 6.	Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Section 302 Certification of David R. Schroder (President and Principal Executive Officer).

31.2	Section 302 Certification of Robert A. Comey (CFO).

32.1	Section 1350 Certification of David R. Schroder (President and Principal Executive Officer).

32.2	Section 1350 Certification of Robert A. Comey (CFO).

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACC PRIVATE EQUITIES INC.

Date: May 16, 2011	By:	/s/ David R. Schroder
David R. Schroder, President and Principal Executive Officer

Date: May 16, 2011	By:	/s/ Robert A. Comey
Robert A. Comey, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Section 302 Certification of David R. Schroder (President and Principal Executive Officer)

31.2	Section 302 Certification of Robert A. Comey (CFO)

32.1	Section 1350 Certification of David R. Schroder (President and Principal Executive Officer)

32.2	Section 1350 Certification of Robert A. Comey (CFO)