Form 10-Q
period 2011-06-30
MACC PRIVATE EQUITIES INC
filed 2011-08-15
CIK 923808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

________________________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 1, 2011, the registrant had issued and outstanding 2,464,621 shares of common stock.

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements

MACC PRIVATE EQUITIES INC.
Condensed Balance Sheets

	June 30, 2011 (Unaudited)	September 30, 2010

Assets

Cash and cash equivalents	$160,168	135,094
Loans and investments in portfolio securities, at fair value:
Unaffiliated companies (cost of $690,327 and $732,032)	345,164	1,201,524
Affiliated companies (cost of $6,097,430 and $6,072,436)	7,276,406	5,867,593
Controlled companies (cost of $1,613,258 and $2,867,127)	1,144,057	2,157,533
Interest receivable	35,071	24,255
Other assets	102,329	188,786

Total assets	$9,063,195	9,574,785

Liabilities and net assets

Liabilities:
Note payable	$1,961,428	3,367,928
Incentive fees payable	---	16,361
Accounts payable and other liabilities	201,262	242,417

Total liabilities	2,162,690	3,626,706

Net assets:
Common stock, $.01 par value per share; authorized 10,000,000 shares; issued and outstanding 2,464,621 shares	24,646	24,646
Additional paid-in-capital, net of accumulated net investment income (loss) and net realized gain (loss)	6,511,247	6,368,378
Unrealized appreciation (depreciation) on investments	364,612	(444,945)

Total net assets	6,900,505	5,948,079

Total liabilities and net assets	$9,063,195	9,574,785

Net assets per share	$2.80	2.41

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.
Condensed Statements of Operations
(Unaudited)

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the nine months ended June 30, 2011	For the nine months ended June 30, 2010

Investment income:
Interest
Unaffiliated companies	$17,526	16,343	53,108	49,922
Affiliated companies	46,228	46,155	138,602	157,232
Controlled companies	2,595	(44,229)	6,784	179,751
Loss on interest receivable	---	---	---	(241,843)
Other	28	44	114	275
Dividends
Affiliated companies	76,037	38,017	247,669	82,959

Total investment income	142,414	56,330	446,277	228,296

Operating expenses:
Interest expenses	32,902	67,914	115,378	206,788
Management fees	27,591	55,312	115,410	174,936
Professional fees	117,835	106,185	367,287	282,146
Other	64,997	78,033	232,936	213,047

Total operating expenses before waivers	243,325	307,444	831,011	876,917
Expenses reduced by Advisor	(6,897)	(27,656)	(50,806)	(87,468)
Total operating expenses	236,428	279,788	780,205	789,449

Net investment loss	(94,014)	(223,458)	(333,928)	(561,153)

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments:
Unaffiliated companies	---	---	813,383	---
Affiliated companies	16,361	---	(336,586)	(3,063,596)
Net change in unrealized appreciation/depreciation on investments	553,486	826,589	809,557	3,121,362

Net gain (loss) on investments	569,847	826,589	1,286,354	57,766

Net increase (decrease) in net assets resulting from operations	$475,833	603,131	952,426	(503,387)

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.
Condensed Statements of Changes in Net Assets
(Unaudited)

	For the nine months ended June 30, 2011	For the nine months ended June 30, 2010

Operations:
Net investment loss	$(333,928)	(561,153)
Net realized gain (loss) on investments	476,797	(3,063,596)
Net change in unrealized depreciation/appreciation on investments	809,557	3,121,362

Net increase (decrease) in net assets resulting from operations	952,426	(503,387)

Net assets:
Beginning of period	5,948,079	7,809,388

End of period	$6,900,505	7,306,001

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the nine months ended June 30, 2011	For the nine months ended June 30, 2011

Cash flows provided by (used in) operating activities:
Net increase (decrease) in net assets resulting from operations	$952,426	(503,387)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized and unrealized (gain) loss on investments	(1,313,464)	(87,310)
Proceeds from disposition of and payments on
loans and investments in portfolio securities	1,758,125	254,922
Purchases of loans and investments in portfolio securities	---	(72,342)
(Increase) decrease in interest receivable	(10,816)	282,301
Decrease in other assets	86,457	19,517
(Decrease) increase in accrued interest, deferred incentive fees payable, accounts payable and other liabilities	(57,516)	237,881

Net cash provided by operating activities	1,431,574	131,582

Cash flows used in financing activities:
Note repayment	(1,406,500)	(203,938)

Net cash used in financing activities	(1,406,500)	(203,938)

Net increase (decrease) in cash and cash equivalents	25,074	(72,356)

Cash and cash equivalents at beginning of period	135,094	173,521

Cash and cash equivalents at end of period	$160,168	101,165

Supplemental disclosure of cash flow information -
Cash paid during the period for interest	$110,378	204,538

Supplemental disclosure of non-cash investing and financing information -
In-kind interest income received in the form of securities	$384,873	241,843

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MACC PRIVATE EQUITIES INC. Notes to Unaudited Condensed Financial Statements

(1)	Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of MACC Private Equities Inc. (“MACC,” “we” or “us”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for investment companies.  MACC has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (“1940 Act”).

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

Significant Risk and Uncertainties

When global economic conditions are adverse or the global economy is in a recession as has been the case during certain periods covered in this report including the fiscal year which began October 1, 2010 and ends September 30, 2011 (“Fiscal 2011”), it is difficult for us to estimate future expected realizable value from investments, the likelihood of our portfolio companies’ ability to meet their financial obligations, including the debentures and related interest payments due to us, and therefore our future expected cash flows.  All of these factors increase uncertainty inherent in management’s estimates and assumptions.  As future events and their effects cannot be determined with precision, particularly those related to the condition of the economy and the performance of our investments, we believe actual results related to our realization on the sale of investments, collection of loans receivable and interest receivable presently pose our greatest risk and could differ significantly from our current estimates.

(2)	Going Concern Uncertainty and Liquidity

MACC had a positive net change in net assets from operations of $952,426 for the nine months ended June 30, 2011 and generated net cash flow from operations of $1,431,574 to fund its operating activities and financing requirements for the nine months ended June 30, 2011. Operating expenses have been funded primarily from the sale of portfolio companies and MACC’s reciept of dividends and interest on its portfolio investments.

MACC continues to have an ongoing need to raise cash from portfolio sales to fund its operations and pay down outstanding debt.  MACC’s efforts to sell certain investments has taken longer than initially anticipated while performance of the underlying portfolio companies in certain cases has deteriorated.  MACC believes its ability to liquidate positions had been adversely affected by credit conditions and the downturn in the financial markets and the global economy.  MACC had a note payable with Cedar Rapids Bank & Trust Company (“CRB&T”) with a balance of $1,961,428 as of June 30, 2011 and due and payable July 11, 2011 (“Note”).  At the date of this report, there is a pending portfolio exit scheduled to close in August, 2011, and a second pending portfolio exit with a possible close by December 31, 2011, each of which would retire or almost fully retire the Note.  In the event the first transaction does not close by the end of August, 2011, MACC intends to meet with CRB&T to review all near-term potential liquidity events in the portfolio and will request CRB&T extend the maturity of the Note.

At MACC’s annual shareholder meeting held on November 30, 2010, shareholders did not authorize it to raise additional capital.  As will be further explained in MACC’s definitive proxy statement to be filed in the fourth quarter of Fiscal 2011, as a result the shareholders’ votes in November 2010, MACC’s Board of Directors (the “Board”) continued to evaluate a number of alternatives and potential exit opportunities to preserve shareholder value, including liquidation.  Following that evaluation and especially in light of shareholder views, during the fourth quarter of Fiscal 2011, the Board will seek shareholder approval to create a liquidating trust into which MACC’s assets will be transferred for liquidation.  MACC will continue to seek additional cash through future sales of portfolio equity and debt securities, initially to repay the Note and then for distribution to shareholders through the liquidation process.

The accompanying financial statements have been prepared assuming MACC continues as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects of the inability to continue to operate as a going concern.

(3)	Critical Accounting Policies

Investments

Investments in securities that are traded in the over-the-counter market or on a stock exchange are valued by taking the end of day close price (or bid price in the case of over-the-counter equity securities) for the valuation date.  Restricted and other securities for which quotations are not readily available are valued at fair value as determined by the Board.  Among the factors considered in determining the fair value of investments are the cost of the investment; developments, including recent financing transactions since the acquisition of the investment; financial condition and operating results of the investee; the long-term potential of the business of the investee; market interest rates for similar debt securities; overall market conditions and other factors generally pertinent to the valuation of investments.  Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

In May, 2011, FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”). ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Management is currently evaluating the impact ASU No. 2011-04 may have on financial statement disclosures.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires reporting entities to make new disclosures about recurring and non recurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures were required to be implemented in annual and interim reporting periods beginning after December 15, 2010 and have been included in these financial statements.

(5)	Fair Value Measurements

Investments

   MACC follows the accounting guidance on fair value measurements.  In part, this guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value.  The guidance establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.  MACC’s practices reflect recent authoritative guidance that requires reporting entities to make new disclosures about recurring and non recurring fair-value measurements including significant transfers into and out of Level I and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  MACC also follows FASB’s recent clarification of existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques.

     MACC has often made separate debt, equity and mezzanine instruments in the same portfolio company. Most of these companies also have senior secured debt from unaffiliated commercial lenders.  The investment securities vary in security and seniority of payment, whether the company makes scheduled payments or the instruments are paid on a sale of the company.   Valuation takes into account the value of the portfolio company as a whole, and the relative value of individual securities within that portfolio company's capital structure.   Generally, MACC exits a portfolio company when the entire company is sold.  When a portfolio company is sold, following payment of senior debt, the most recently issued debt of that company generally has the most security or seniority, followed by previously issued debt, then preferred equity, with common stock having the least seniority.  Unrealized depreciation is therefore applied to equity securities first, then to the individual preferred and debt securities based on their seniority/security in the capital structure.  In addition, while valuations take into account the interest rate on debt securities, the factors discussed above significantly impact value in addition to the contracted rate.

     MACC updates its schedule of investments with the most current information available for the reporting period.  In certain instances, a debt instrument may be due, but cannot be paid due to senior debt covenants. While extension terms of the notes may be in negotiation, these negotiations may not be complete as of the date of the report.  These same instruments may retain value as the principal amount, and all accrued interest, may be paid with priority over other interests in the company.  Similarly, because of the senior commercial loan covenants or company performance, the investor group and a portfolio company may have agreed to defer interest payments, but the value of the instrument remains based on the company value and priority of the instrument in the capital structure.

Taking these factors into account, MACC’s investment valuations are based on industry specific information and earnings before interest, taxes, depreciation and amortization multiples obtained from third party sources, like-transactions, as well as contractual provisions such as investor put rights.

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

All of MACC’s investments at June 30, 2011 were classified and disclosed under the Level 3 category.  Investments are stated at fair value as determined by the Board according to the procedures of MACC’s Valuation Policy.  Securities are valued individually as of the end of each quarter of each fiscal year and as of the end of each fiscal year.  Interest-bearing securities are carried at the approximate amount of fair value.   Loan valuation determinations take into account portfolio companies’ financial condition, outlook, payment histories and other factors.  Equity security valuations take into account the following factors, among others: the portfolio company’s performance, the prospects of a portfolio company’s future equity financing and the character of participants in such financing, and the utilization of various financial measures, including cash flow multiples, as appropriate.  If a portfolio company appears likely to discontinue operations, a liquidation valuation technique may be employed.  The Board also considers credit market conditions, and the risks and uncertainties associated with those conditions in determining the values of its portfolio securities.  Valuations established by the Board are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of portfolio assets, and these favorable or unfavorable differences could be material.

The following tables present the investments at fair value as of June 30, 2011 and September 30, 2010 by type of investment:

Fair Value Measurement as of June 30, 2011

Fair Value Based on	Corporate Private Debt	Corporate Private Equity (1)	Total

Investment Level 3	$ 4,475,774	$4,289,853	100%
(1) Represents $1,067,953 preferred shares; $1,020,732 in common shares; $1,878,544 in membership interests, and $322,624 escrow.

Fair Value Measurement as of September 30, 2010

Fair Value Based on	Corporate Private Debt	Corporate Private Equity (1)	Total

Investment Level 3	$ 6,092,445	$3,134,205	100%
(1) Represents $557,848 in preferred shares; $1,698,638 in common shares; $802,215 in membership interests, and $75,504 in escrow.

The following tables provide a rollforward in the changes in fair value for the three month and nine month periods ending June 30, 2011 and 2010 for all investments which MACC has determined using unobservable (Level 3) factors.

For the three months ended June 30, 2011		Total

Balance, March 31, 2011		$8,209,836

Purchases (Debt Repayment)
Monitronics International, Inc.	$ (9,180)
Morgan Ohare, Inc.	(15,625)
SMWC Acquisition Co., Inc.	1,459
Superior Holding, Inc.	9,290
Total Purchases (Debt Repayment)		(14,056)
Realized Gain
SMWC Acquisition Co., Inc.	16,361
Total Realized Gain
Unrealized Gain (Loss)		16,361
Aviation Manufacturing Group, LLC	456,420
Detroit Tool Metal Products Co.	234,133
Magnum Systems, Inc.	9,607
Monitronics International, Inc.	(4,561)
Morgan Ohare, Inc.	4,687
SMWC Acquisition Co., Inc.	200,794
Superior Holding, Inc.	(347,594)
Total Unrealized Gain (Loss)		553,486
Balance, June 30, 2011		$8,765,627
The amount of total gains (losses) for the period included on the statement of operations attributable to changes in unrealized gains/losses relating to investments still held at the reporting date		553,486

For the three months ended June 30, 2010		Total

Balance, March 31, 2011		$10,865,502

Purchases (Debt Repayment)
Portrait Displays, Inc.	$ (12,089)
TotaTotal Purchases (Debt Repayment)		(12,089)
RealUnrealized Gain (Loss)
Aviation Manufacturing Group, LLC.	172,802
Feed Management Systems, Inc.	(26,963)
Magnum Systems, Inc.	437,680
Monitronics International, Inc.	243,070
TotaTotal Unrealized Gain (Loss)		826,589
BalaBalance, June 30, 2010		$11,680,002
The The amount of total gains (losses) for the period included on the statement of operations attributable to changes in unrealized gains/losses relating to investments still held at the reporting date		826,589

For the nine months ended June 30, 2011		Total

Balance, September 30, 2010		$9,226,650

Purchases (Debt Repayment)
Linton Truss Corporation	(9,336)
Morgan Ohare, Inc.	(39,063)
Monitronics International, Inc.	(845,752)

SMWC Acquisition Co., Inc.	1,459
Spectrum Products, LLC	(863,975)
Superior Holding, Inc.	9,290
Total Purchases (Debt Repayment)		(1,747,377)
Realized Gain (Loss)
Feed Management Systems, Inc.	(2,116)
Linton Truss Corporation	(30,700)
Monitronics International, Inc.	844,083
SMWC Acquisition Co., Inc.	16,361
Spectrum Products, LLC	(350,831)
Total Realized Gain (Loss)		476,797
Unrealized Gain (Loss)
Aviation Manufacturing Group, LLC	1,076,329
Detroit Tool Metal Products Co.	448,783
Feed Management Systems, Inc.	1,058
Linton Truss Corporation	30,700
Magnum Systems, Inc.	4,449
Monitronics International, Inc.	(654,168)
Morgan Ohare, Inc.	(118,533)
Portrait Displays, Inc.	(191,187)
SMWC Acquisition Co., Inc.	200,794
Spectrum Products, LLC	358,926
Superior Holding, Inc.	(347,594)
Total Unrealized Gain (Loss)		809,557
Balance, June 30, 2011		$8,765,627
The amount of total gains (losses) for the period included on the statement of operations attributable to changes in unrealized gains/losses relating to investments still held at the reporting date		809,557

For the nine months ended June 30, 2010		Total

Balance, September 30, 2009		$11,775,272
Purchases (Debt Repayment)
Detroit Tool Metal Products Co.	$ 33,342
M.A. Gedney Company	(76,000)
Magnum Systems, Inc.	(143,541)
Portrait Displays, Inc.	(35,381)
SMWC Acquisition Co., Inc.	29,544
Superior Holding, Inc.	39,000
Total Purchases (Debt Repayment)		(153,036)
Realized Loss
Handy Industries, LLC	(168,528)
M.A. Gedney Company	(1,450,601)
Pratt-Read Corporation	(1,444,467)
Total Realized Loss		(3,063,596)
Unrealized Gain (Loss)
Aviation Manufacturing Group, LLC	343,548
Feed Management Systems, Inc.	(468,099)
Handy Industries, LLC	101,487
Linton Truss Corporation	(75,035)
M.A. Gedney Company	1,526,600
Magnum Systems, Inc.	637,680
Monitronics International, Inc.	243,070
Portrait Displays, Inc.	(132,355)

Pratt-Read Corporation	1,444,466
Superior Holding, Inc.	(500,000)
Total Unrealized Gain (Loss)		3,121,362
Balance, June 30, 2010		$11,680,002

The amount of total gains (losses) for the period included on the statement of operations attributable to changes in unrealized gains/losses relating to investments still held at the reporting date		$3,121,362

 Total unrealized gains and losses recorded for Level 3 investments are reported in Net Change in unrealized appreciation / depreciation on investments.

(6)	Note

MACC had the Note with a balance of $1,961,428 with CRB&T as of June 30, 2011.  The Note is a variable interest rate note secured by all of MACC’s assets.  The interest rate is the greater of the Wall Street Journal prime rate plus 0.5%, or 6%.  The interest rate on the Note at June 30, 2011 was 6.0%.  The Note has a stated maturity of July 11, 2011.  MACC is required to apply 80% of all cash proceeds received on the sale or liquidation of investments to pay down any amounts outstanding.  MACC may need to consider additional sales of investments in order to meet the current payment and operating requirements. At the date of this report, there is a pending portfolio exit scheduled to close in August, 2011, and a second pending portfolio exit with a possible close by December 31, 2011, each of which would retire or almost fully retire the Note.  In the event the first transaction does not close by the end of August, 2011, MACC intends to meet with CRB&T to review all near-term potential liquidity events in the portfolio and will request CRB&T extend the maturity of the Note.

(7)	Subsequent Events

As reported in Form 8-K filed by MACC on May 5, 2011, effective April 29, 2011, MACC entered into an interim Investment Advisory Agreement (the “Interim Advisory Agreement”) with InvestAmerica Investment Advisors, Inc. (“InvestAmerica”) under Rule 15a-4 adopted under the 1940 Act (the “Rule”). The previous investment advisory agreement by and between MACC and Eudaimonia Asset Management, LLC (“EAM”) expired on April 29, 2011 (the “EAM Advisory Agreement”). Simultaneously, the Subadvisory Agreement by and among MACC, InvestAmerica and EAM (the “Subadvisory Agreement”) also expired on April 29, 2011. In light of the shareholders’ failure to authorize MACC to raise additional capital, the Board determined to pursue a liquidation strategy. As a result, EAM requested, and the Board agreed, not to renew the term of the EAM Advisory Agreement. Similarly, the Board and InvestAmerica agreed not to renew the Subadvisory Agreement based on the implementation of the Interim Advisory Agreement.

The Interim Advisory Agreement will continue for a period of 150 days unless terminated earlier by MACC or InvestAmerica. Consistent with the Rule, the Interim Advisory Agreement provides that InvestAmerica will be compensated for serving as MACC’s investment adviser at the annual rate of 1% of assets under management with no incentive fee. It is anticipated that MACC will implement a liquidating trust prior to the termination of the Interim Advisory Agreement.

As discussed in Note 5, the financial statements included in this report present the fair value of MACC’s investments at June 30, 2011.  Subsequent to that date, negotiations for the sale of one portfolio company have resulted in a number of competing bids for the purchase of the portfolio company.  At the date of this report, there is no agreement by the portfolio company and the investment group of which MACC is a part with any potential purchaser and negotiations are likely to continue for some time.  While the results of this negotiation are uncertain, based on bids received at this date, the value of MACC’s investment in this portfolio company could increase from the June 30, 2011 valuation if a sale is ultimately completed in the range of values currently being discussed.   The realization of a higher value is uncertain and dependent upon numerous factors, including business developments at the portfolio company and in its industry, further due diligence by prospective purchasers and numerous other factors.  It is likely that a closing of a transaction for this portfolio company would be after the end of Fiscal 2011.

On May 9, 2011, MACC filed a preliminary proxy materials with the SEC with respect to a special meeting of shareholders for the following are the purposes:

1.
To authorize the complete liquidation and dissolution of MACC and the transfer of all of its assets to a liquidating trust established for the sole purpose of distributing MACC’s assets, once liquidated, to its shareholders;

2.	To authorize the withdrawal of MACC’s election to be regulated as a business development company under the 1940 Act;

3.	To ratify the appointment of BBD, LLP (“BBD”) as MACC’s independent auditors for Fiscal 2011; and

4.	To transact such other business as may properly come before the meeting and any adjournment thereof.

The definitive proxy statement will be filed during the fourth quarter of Fiscal 2011 with a special meeting date scheduled during the fourth quarter of Fiscal 2011.

MACC evaluated all events that have occurred subsequent to June 30, 2011 through the date of the filing of this Form 10-Q, and besides the above, no additional subsequent events have occurred requiring disclosure in the Form 10-Q.

(8)           Financial Highlights (Unaudited)
		For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the nine months ended June 30, 2011	For the nine months ended June 30, 2010
Per Share Operating Performance (For a share of capital stock outstanding throughout the period): Net asset value, beginning of period		$2.61	2.72	2.41	3.17

Expense from Investment Operations:
Net investment loss		(0.04)	(0.09)	(0.13)	(0.23)
Net realized and unrealized
gain on investment transactions		0.23	0.33	0.52	0.02
Total from investment operations		0.19	0.24	0.39	(0.21)

Net asset value, end of period		$2.80	2.96	2.80	2.96
Closing bid price		$1.02	0.54	1.02	0.54

Total return
Net asset value basis	%	7.41	9.00	16.01	(6.45)

Market price basis	%	70.00	(21.74)	20.00	(32.50)

Net asset value, end of period (in thousands)		$6,901	7,306	6,901	7,306

Ratio to weighted average net assets:
	Net investment loss (1)%	(5.97)	(13.56)	(7.27)	(10.65)
Operating and income tax expense	%	15.00	16.96	16.99	14.99

(1)
EAM elected to voluntarily waive its management fees during the third quarter and nine-month period of Fiscal 2011 and Fiscal 2010.  Due to the election, the investment adviser voluntarily waived advisory fees of $6,897 and $50,806 as of June 30, 2011 and $27,656 and $87,468 as of June 30, 2010, respectively.  The effect of the waiver for the three and nine months ended June 30, 2011 are the following: (i) total return on net assets value basis would be 7.30% and 15.16%; (ii) the net investment loss ratio would be (6.41%) and (8.41%); and (iii) the operating and income tax expense ratio would be

15.45% and 18.17%. The effects of the waiver for the three and nine months ended June 30, 2010 are the following: (i) total return on net assets value basis would be 8.59% and 7.57%; (ii) the net investment loss ratio would be (15.47%) and (12.42%); and (iii) the operating and income expense ratio would be 18.94% and 16.79%.

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

MACC PRIVATE EQUITIES INC.
SCHEDULE OF INVESTMENTS (UNAUDITED)
JUNE 30, 2011

Company	Security	Percent of Net assets	Value	Cost (d)

Manufacturing:

Aviation Manufacturing Group, LLC (a)	14% debt security, due December 31, 2011		$616,000	$616,000
Yankton, South Dakota	154,000 units preferred		154,000	154,000
Manufacturer of flight critical parts for airplanes	Membership interest 14% note, due December 31, 2011		1,878,544 77,000	39 77,000
			2,725,544	847,039

Detroit Tool Metal Products Co. (a)	12% debt security, due December 31, 2011 (c)		1,820,291	1,912,087
Lebanon, Missouri	19,853.94 shares Series A preferred (c)		---	195,231
Metal stamping	7,887.17 shares common (c)		---	126,742
	8% debt security, due December 31, 2011 (c)		33,342	33,342
			1,853,633	2,267,402

Magnum Systems, Inc. (a)	12% debt security, due November 1, 2011		430,622	430,622
Parsons, Kansas	48,038 common shares (c)		48,038	48,038
Manufacturer of industrial bagging equipment	292,800 shares preferred (c) Warrant to purchase 56,529 common shares (c)		304,512 972,694	304,512 565
			1,755,866	783,737

Spectrum Products, LLC (b)	Escrow (c)		221,662	295,549
Missoula, Montana
Manufacturer of equipment for the
swimming pool industry

Superior Holding, Inc. (a)	6% debt security, due April 1, 2013(c)		187,036	780,000
Wichita, Kansas	Warrant to purchase 11,143 common shares (c)		--	1
Manufacturer of industrial and	6% debt security, due April 1, 2013(c)		51,580	221,000
commercial boilers and shower	121,457 common shares (c)		---	121,457
doors, frames and enclosures	6% debt security, due April 1, 2013(c)		75,930	308,880
	312,000 common shares (c)		---	3,120
	12% debt security, due April 1, 2014		11,879	43,645
	12% debt security, due April 1, 2014		11,879	43,645
			338,304	1,521,748

Total Manufacturing		100%	6,895,009	5,715,475

MACC PRIVATE EQUITIES INC.
SCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED)
JUNE 30, 2011

Company	Security	Percent of Net assets	Value	Cost (d)

Service:

Monitronics International, Inc.	Escrow (c)		$26,517	$53,034
Dallas, Texas
Provides home security systems monitoring services

Morgan Ohare, Inc. (b)	0% debt security, due January 1, 2012 (c)		729,687	1,125,000
Addison, Illinois	10% debt security, due December 1, 2012		192,708	192,708
Fastener plating and heat treating	57 common shares (c)		---	1
			922,395	1,317,709

SMWC Acquisition Co., Inc. (a)	12% debt security due December 31, 2011		237,820	237,820
Kansas City, Missouri	145,397 shares Series A preferred		290,794	290,794
Steel warehouse distribution and			528,614	528,614
processing

Total Service		21%	1,477,526	1,899,357

Technology and Communications:

Feed Management Systems, Inc. (a)	Escrow (c)		74,445	148,891
Brooklyn Center, Minnesota
Batch feed software and systems
and B2B internet services

Portrait Displays, Inc.	637,292 shares Series B preferred		318,647	637,292
Pleasanton, California	Warrant to purchase 39,400 common shares (c)		---	---
Designs and markets pivot			318,647	637,292
enabling software for LCD
computer monitors

Total Technology and Communications		6%	393,092	786,183

Total loans and investments in portfolio securities			$8,765,627	$8,401,015

(a)
Affiliated company.  Represents ownership of greater than 5% to 25% of the outstanding voting securities of the issuer, and is or was an affiliate of MACC as defined in the 1940 Act at or during the period ended June 30, 2011.

(b)
Controlled company.  Represents ownership of greater than 25% of the outstanding voting securities of the issuer, and is or was a controlled affiliate of MACC as defined in the 1940 Act at or during the period ended June 30, 2011.

(c)	Presently non-income producing.

(d)	For all debt securities presented, the cost is equal to the principal balance.

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of the Quarterly Report on Form 10-Q for MACC Private Equities Inc. (“MACC” or “we” or “us”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by our management, other than statements of historical fact, are forward-looking statements.  These forward-looking statements are based on current management expectations that involve substantial risks and uncertainties that could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements.  Forward-looking statements relate to future events or our future financial performance.  We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “targets,” “potential,” and “continue,” or the negative of these terms, or other similar words.  Examples of forward-looking statements contained in this Quarterly Report on Form 10-Q include statements regarding:

•	our ability to continue as a going concern;
•	our ability to pay down debt;
•	our ability to meet cash flow requirements;
•	our future financial and operating results;
•	our business strategies, prospects and prospects of our portfolio companies;
•	our ability to operate as a business development company;
•	our regulatory structure;
•	the adequacy of cash resources and working capital;
•	our projected costs;
•	our competitive positions;
•	management’s plans and objectives for future operations;
•	industry trends; and
•	our ability to exit currently held investments

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements.  Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, as disclosed in MACC’s prior Securities and Exchange Commission (“SEC”) filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf.  We undertake no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All references below to fiscal years apply to our respective fiscal years which end on September 30.

Results of Operations

Our investment income includes income from interest and dividends.  Net investment loss represents total investment income minus net operating expenses.  The main objective of portfolio company investments is to achieve capital appreciation and realized gains in the portfolio.  These gains and losses are not included in net investment loss and are reported as separate line items.

Third Quarter Ended June 30, 2011 Compared to Third Quarter Ended June 30, 2010

	For the three months ended June 30,
	2011	2010	Change
Total investment income	$142,414	56,330	86,084
Total operating expenses	(236,428)	(279,788)	43,360

Net investment loss	(94,014)	(223,458)	129,444

Net realized loss on investments	16,361	---	16,361
Net change in unrealized appreciation/ depreciation on investments	$553,486	826,589	(273,103)

Net gain on investments	569,847	826,589	(256,742)

Net increase in net assets resulting from operations	$475,833	603,131	(127,298)

Net asset value per share:
Beginning of period	$2.61	$2.72

End of period	$2.80	$2.96

Total Investment Income

During the third quarter of our fiscal year ending September 30, 2011 (“Fiscal 2011”), total investment income was $142,414, an increase of $86,084, or 152%, from total investment income of $56,330 for the prior fiscal year (“Fiscal 2010”) third quarter.  In the third quarter of Fiscal 2011 as compared to third quarter of Fiscal 2010, interest income increased $48,064, or 262%, and dividend income increased $38,020, or 100%.  The increase in interest income is primarily due to the fact that no portfolio securities had accrued interest reserved in the current year third quarter as compared to one debt portfolio security which was placed on non-accrual of interest status in the prior year third quarter.  In both the third quarter of Fiscal 2011 and the third quarter of Fiscal 2010, we received a dividend on one existing portfolio investment.  The timing and amount of dividend income is difficult to predict.

Net Operating Expenses

Net operating expenses for the third quarter of the Fiscal 2011 were $236,428, a decrease of $43,360, or 15%, as compared to net operating expenses for the third quarter of Fiscal 2010 of $279,788.  Interest expense decreased $35,012, or 52%, in the third quarter of Fiscal 2011 due to the decrease in the principal balance of the promissory note (the “Note”) payable to Cedar Rapids Bank and Trust (“CRB&T”) as discussed below under Going Concern Uncertainty, Financial Condition, Liquidity and Capital Resources.

Management fees decreased $27,721, or 50%, in the third quarter of Fiscal 2011 due to the decrease in assets under management and the reduced management fee rate we pay InvestAmerica Investment Advisors, Inc. (“InvestAmerica”) under the Interim Advisory Agreement discussed below.  Professional fees increased $11,650, or 11%, in the third quarter of Fiscal 2011 as compared to the third quarter of Fiscal 2010. The increase is primarily related to evaluation by the Board of Directors of all remaining strategies for MACC to continue to operate as a going concern.  Other expenses decreased $13,036, or 17%, in the third quarter of Fiscal 2011 as compared to the third quarter of Fiscal 2010 due to the net result of the expenses incurred in the prior year third quarter in retaining an outside consultant to represent us in retaining our NASDAQ market listing status and the increase in directors’ fees in the current year third quarter due to the addition of one new director.

Net Investment Loss

For the third quarter of Fiscal 2011, MACC recorded a net investment loss of $94,014, as compared to a net investment loss of $223,458 during the third quarter of Fiscal 2010, a decrease of $129,444, or 58%.  The decrease in net investment loss is the result of the increase in investment income and the decrease in net operating expense described above.

Net Realized Gain/(Loss) on Investments

During the third quarter of Fiscal 2011, MACC realized a net gain of $16,361 on one portfolio investment, as compared with no net realized gain on investments in the third quarter of Fiscal 2010.  The current period net realized gain is the result of the reversal of deferred incentive fees relating to one portfolio investment that was previously sold.  Management does not attempt to maintain a comparable level of realized gains quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities.  Under the EAM Advisory Agreement (defined below), our former investment adviser was entitled to be paid an incentive fee, which was calculated as a percentage of the excess of our realized gains in a particular period, over the sum of net realized losses, unrealized depreciation, and operating losses during the same period. As a result, the timing of realized gains, realized losses and unrealized depreciation had an effect on the amount of the incentive fee payable to the investment adviser under the EAM Advisory Agreement.

Effective April 29, 2008, MACC entered into an investment advisory agreement (the “EAM Advisory Agreement”) with Eudaimonia Asset Management, LLC (“EAM”).  Also effective April, 29, 2008, MACC and EAM entered into an Investment Subadvisory Agreement (the “Subadvisory Agreement”) with InvestAmerica, under which InvestAmerica managed our portfolio of investments which existed on the effective date of the Subadvisory Agreement (the “Existing Portfolio”).  Under the terms of the Subadvisory Agreement, EAM paid InvestAmerica an incentive fee based on a portion of the incentive fees paid to EAM by us under the EAM Advisory Agreement attributable to the Existing Portfolio.

Upon the expiration of the EAM Advisory Agreement and the Subadvisory Agreement on April 29, 2011, MACC entered into an interim Investment Advisory Agreement (the “Interim Advisory Agreement”) with InvestAmerica under Rule 15a-4 adopted under the 1940 Act (the “Rule”).  The Interim Advisory Agreement will continue for a period of 150 days unless terminated earlier by MACC or InvestAmerica.  Consistent with the Rule, the Interim Advisory Agreement provides that InvestAmerica will be compensated for serving as MACC’s investment adviser at the annual rate of 1% of assets under management with no incentive fee. It is anticipated that MACC will implement a liquidating trust prior to the termination of the Interim Advisory Agreement.

 Change in Unrealized Appreciation/Depreciation of Investments

Net change in unrealized appreciation/depreciation on investments represents the change for the period in the unrealized appreciation, net of unrealized depreciation, on our total investment portfolio based on the valuation method described under “Critical Accounting Policies.”

We recorded a net change in unrealized appreciation/depreciation on investments of $553,486 during the current year third quarter, as compared to $826,589 during the prior year third quarter.  This net change resulted from:

●
Unrealized appreciation in the fair value of two portfolio companies totaling $466,027 during the current year third quarter, as compared to unrealized appreciation in the fair value of three portfolio companies totaling $853,552 during the prior year third quarter.

●
Unrealized depreciation in the fair value of two portfolio companies totaling $352,155 during the current year third quarter, as compared to unrealized depreciation in the fair value of one portfolio company of $26,963 during the prior year third quarter.

●
Reversal of unrealized depreciation of $439,614 in three portfolio companies during the current year third quarter, as compared to no reversal of unrealized depreciation during the prior year third quarter.

Net Change in Net Assets from Operations

MACC experienced an increase of $475,833 in net assets for the third quarter of Fiscal 2011, and the resulting net asset value per share was $2.80 as of June 30, 2011, as compared to $2.96 as of June 30, 2010.  The increase in net asset value during the third quarter ended June 30, 2011 was primarily the result of the net increase in unrealized appreciation on investments and the decrease in the net investment loss, as described above.

As of June 30, 2011, MACC had recorded unrealized appreciation on two portfolio investments and had recorded unrealized depreciation on seven portfolio investments.  Quarterly valuations can be affected by a portfolio company’s short term performance that results in increases or decreases in unrealized depreciation and unrealized appreciation for the quarter.  Changes in the fair value of a portfolio security may or may not be indicative of the long term performance of the portfolio company.

MACC is not making any new investments.  MACC will continue to prudently sell the existing portfolio investments and use the resulting proceeds to pay down the Note, as further described below.   The ability to exit the existing portfolio investments is affected by portfolio company performance and external factors unrelated to the portfolio companies.  These factors include available credit, health of the markets in which our portfolio companies operate, inflationary expectations and pressures, commodity prices, and the general state of the economy.

Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010

	For the nine months ended June 30,
	2011	2010	Change

Total investment income	$446,277	228,296	217,981
Total operating expenses	(780,205)	(789,449)	9,244

Net investment loss	(333,928)	(561,153)	227,225

Net realized gain (loss) on investments	476,797	(3,063,596)	3,540,393
Net change in unrealized appreciation/ depreciation on investments	809,557	3,121,362	(2,311,805)

Net gain on investments	1,286,354	57,766	1,228,588

Net increase (decrease) in net assets resulting from operations	$952,426	(503,387)	1,455,813

Net asset value per share:
Beginning of period	$2.41	3.17

End of period	$2.80	2.96

Total Investment Income

During the nine-month period ended on June 30, 2011, total investment income was $446,277, an increase of $217,981, or 95%, from total investment income of $228,296 for the same nine-month period of Fiscal 2010.  In the nine-month period ended on June 30, 2011 as compared to the nine-month period ended on June 30, 2010, interest income increased $53,271 or 37%, and dividend income increased $164,710, or 199%.  The increase in interest income was primarily due to the fact that no portfolio securities had accrued interest reserved in the nine-month period ended on June 30, 2011 as compared to one debt portfolio security of which the interest accrued was reserved in the nine-month period ended on June 30, 2010.  In both the nine-month periods ended on June 30 of Fiscal 2011 and Fiscal 2010, MACC received dividends on two existing portfolio investments.  The timing and amount of dividend income is difficult to predict.

Net Operating Expenses

Net operating expenses for the nine-month period ended on June 30, 2011 were $780,205, a decrease of $9,244, or 1%, as compared to net operating expenses for the nine-month period ended on June 30, 2010 of $789,449.  Interest expense decreased $91,410, or 44%, in the nine-month period ended on June 30, 2011 due to the decrease in the principal balance of the Note as discussed below under Going Concern Uncertainty, Financial Condition, Liquidity and Capital Resources.

Management fees decreased $59,526, or 34%, in the nine-month period ended on June 30, 2011 due to the decrease in assets under management and the lower management fee under the Interim Advisory Agreement.  Professional fees increased $85,141, or 30%, in the nine-month period ended on June 30, 2011 as compared to the nine-month period ended on June 30, 2010. The increase was primarily related to legal costs in relation to the annual meeting of stockholders and the accrual of additional audit fees charged in connection with portfolio valuation activities.  Other expenses increased $19,889, or 9%, in the nine-month period ended on June 30, 2011 as compared to the nine-month period ended on June 30, 2010 as a result of an increase in directors and officers insurance expense  and directors’ fees due to the addition of one new director and shareholder expenses.

Net Investment Loss

For the nine-month period ended on June 30, 2011, MACC recorded net investment loss of $333,928, as compared to a net investment loss of $561,153 during the nine-month period ended on June 30, 2010, a decrease of $227,225, or 40%.  The decrease in net investment loss is primarily the result of the increase in investment income and the decrease in net operating expense described above in the nine-month period ended on June 30, 2011.

Net Realized Gain/(Loss) on Investments

During the nine-month period ended on June 30, 2011, MACC realized a net gain of $476,797 on four portfolio investments, as compared with a net realized loss of $3,063,596 on three portfolio investments in the nine-month period ended on June 30, 2010.  The nine-month period ended on June 30, 2011 net realized gain was the result of the sale of one portfolio investment for a realized gain of $844,083, the sale of two other portfolio investments for realized losses of $381,531, the reduction of the anticipated escrow receipt on a previously sold portfolio company of $2,116 and the reversal of a deferred incentive fee on one other portfolio investment of $16,361.  Management does not attempt to maintain a comparable level of realized gains quarter to quarter but instead attempts to maximize total investment portfolio appreciation through realizing gains in the disposition of securities.

 Change in Unrealized Appreciation/Depreciation of Investments

Net change in unrealized appreciation/depreciation on investments represents the change for the period in the unrealized appreciation, net of unrealized depreciation, on our total investment portfolio based on the valuation method described under “Critical Accounting Policies.”

We recorded a net change in unrealized appreciation/depreciation on investments of $809,557 during the nine-month period ended on June 30, 2011, as compared to $3,121,362 during the nine-month period ended on June 30, 2010.  This net change resulted from:

●
Unrealized appreciation in the fair value of five portfolio companies totaling $1,731,413 during the nine-month period ended on June 30, 2011, as compared to unrealized appreciation in the fair value of three portfolio companies totaling $1,224,298 during the nine-month period ended on June 30, 2010.

●
Reversal of unrealized appreciation in the fair value of one portfolio company totaling $627,651 during the nine-month period ended on June 30, 2011, as compared to reversal of unrealized appreciation in the fair value of two portfolio companies totaling $74,641 during the nine-month period ended on June 30, 2010.

●
Unrealized depreciation in the fair value of five portfolio companies totaling $757,718 during the nine-month period ended on June 30, 2011, as compared to unrealized depreciation in the fair value of four portfolio companies of $1,100,848 during the nine-month period ended on June 30, 2010.

●
Reversal of unrealized depreciation of $463,513 in two portfolio companies during the nine-month period ended on June 30, 2011, as compared to reversal of unrealized depreciation of $3,072,553 in three portfolio companies in the nine-month period ended on June 30, 2010.

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

As of June 30, 2011, MACC’s cash and money market accounts totaled $160,168.  MACC has the Note with a balance of $1,961,428 at June 30, 2011 that was due and payable July 11, 2011.  At the date of this report, there is a pending portfolio exit scheduled to close in August, 2011, and a second pending portfolio exit with a possible close by December 31, 2011, each of which would retire or almost fully retire the Note.  In the event the first transaction does not close by the end of August, 2011, MACC intends to meet with CRB&T to review all near-term potential liquidity events in the portfolio and will request CRB&T extend the maturity of the Note.

At our annual shareholder meeting held on November 30, 2010, shareholders did not authorize it to raise additional capital.  As will be further explained in our definitive proxy statement to be filed in the fourth quarter of Fiscal 2011, as a result the shareholders’ votes in November 2010, MACC’s Board of Directors (the “Board”) continued to evaluate a number of alternatives and potential exit opportunities to preserve shareholder value, including liquidation.  Following that evaluation and especially in light of shareholder views, during the fourth quarter of Fiscal 2011, the Board will seek shareholder approval to create a liquidating trust into which MACC’s assets will be transferred for liquidation.  We will continue to seek additional cash through future sales of portfolio equity and debt securities, initially to repay the Note and then for distribution to shareholders through the liquidation process.

We will continue to seek additional cash through future sales of portfolio equity and debt securities, initially to repay the Note and then for distribution to shareholders through the liquidation process.  In order to fund operating cash needs, we may need to liquidate our current investment portfolio on an accelerated basis, to the extent possible, which could result in significant realized losses due to the current economic conditions.

The following table shows our significant contractual obligations as of June 30, 2011:

Payments due by period

Contractual Obligations
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Note	$1,961,428	1,961,428	---	---	---

 Failure to pay-off, refinance or find alternative financing for the Note could pose significant financial risks to us given the relative illiquid nature of the Existing Portfolio.  In addition, we anticipate that our current cash and money market accounts will not be adequate enough to fund our cash flow short-fall from operations during Fiscal 2011.  We will need to liquidate portfolio assets to fund the operating cash short-fall.  Although management believes we will be able liquidate portfolio assets sufficient to provide funds for us to meet our Fiscal 2011 anticipated cash requirements, there can be no assurance that our cash flows from portfolio sales, operations or cash requirements will be as projected.  At the date of this report, there is a pending portfolio exit scheduled to close in August, 2011, and a second pending portfolio exit with a possible close by December 31, 2011, each of which would retire or almost fully retire the Note.  In the event the first transaction does not close by the end of August, 2011, MACC intends to meet with CRB&T to review all near-term potential liquidity events in the portfolio and will request CRB&T extend the maturity of the Note.
Portfolio Activity

We have invested in and lended to businesses through investments in subordinated debt (generally with detachable equity warrants), preferred stock and common stock.  We, however, are not making new investments in portfolio companies and are actively seeking to liquidate the portfolio.  The total portfolio value of our investments in illiquid securities was $8,765,627 at June 30, 2011 and $9,226,650 at September 30, 2010.  During the three months ended June 30, 2011, we made no new investments and no follow-on investments were made in existing portfolio companies.

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

We currently have a portfolio of debt and equity securities for which no regular trading market exists.  The fair value of these investments may not be readily determinable.  We value these investments quarterly at fair value as determined in good faith under the direction of our Board of Directors pursuant to a valuation policy and consistently applied valuation process utilizing the input of our investment adviser and Audit Committee.  The types of factors that may be considered in fair value pricing of these investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to more liquid securities, indices and other market related inputs, discounted cash flow and other relevant factors.  Because such valuations and particularly valuations of private securities and private companies are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these investments existed and may differ materially from the amounts we realize on any disposition of such investments. Our net asset value could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon the disposal of such investments.  In addition, decreases in the market values or fair values of our investments are recorded as unrealized depreciation.  Continued declines in prices and liquidity in the debt markets could result in substantial unrealized/realized losses, which could have a material adverse impact on our business, financial condition and results of operations.

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

We are also subject to financial market risks from changes in market interest rates.  We currently have the outstanding Note with a variable interest rate that is based on an independent index.  Therefore, general interest rate fluctuations may have a materially adverse effect on our investment expense.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “1934 Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Certifying Officers have evaluated our disclosure controls and procedures and have concluded, as a result of the previous identification of material weaknesses in internal control over financial reporting, that those specific disclosure controls and procedures were not effective throughout the entire quarter ended June 30, 2011.  As noted below, during the quarter remedial steps were commenced to address the identified weaknesses.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  In performing the assessment, management identified the following material weaknesses in internal control over financial reporting:

1)
Our policies and procedures over the preparation and accumulation of information used in the investments valuation process and management’s review thereof are not appropriately designed to identify matters that may affect the appropriateness and reliability of information provided to the valuation committee. Specifically, our policies and procedures and management’s review controls were not designed to ensure the appropriateness and consistency in (a) the preparation of the portfolio company’s financial information provided to the valuation committee, (b) the procedures used to ensure the relevancy and reliability of the underlying financial information provided by the portfolio companies, and (c) the methods used to value our individual investments.

2)
Our entity-level policies and procedures for monitoring internal control over financial reporting were not sufficient. Specifically, we did not have sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training who could execute appropriate monitoring controls and perform adequate supervisory reviews over the investments valuation process. This material weakness contributed to the additional material weakness discussed above.

For the quarter ended June 30, the material weakness discussed above did not result in any fair value adjustments to the valuations of the individual holdings reported in the previous quarter.

As a result of these material weaknesses, we have concluded that internal control over financial reporting was not effective at the start of the quarter ended June 30, 2011 (see “Remediation Plan” below).

(c)	Changes in Internal Control over Financial Reporting

       There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

•	The proposed changes were reviewed by our independent registered public accounting firm.

•	Changes to the Company valuation policy (the “Valuation Policy”) , which were implemented for the quarter commencing April 1, 2011, include the following:

o	Increased documentation of the requirements for portfolio companies to prepare and report their financial information to us.
o	Verification that all current portfolio companies are required, as a matter of contract, to provide adequate financial reporting to us, and that all are doing so on a timely basis for each valuation.

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

MACC PRIVATE EQUITIES INC.

Date: August 15, 2011	By:	David R. Schroder
David R. Schroder, President and Principal Executive Officer

Date: August 15, 2011	By:	Robert A. Comey
Robert A. Comey, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Section 302 Certification of David R. Schroder (President and Principal Executive Officer)

31.2	Section 302 Certification of Robert A. Comey (CFO)

32.1	Section 1350 Certification of David R. Schroder (President and Principal Executive Officer)

32.2	Section 1350 Certification of Robert A. Comey (CFO)