Form 10-K
period 2011-12-31
MACC PEI LIQUIDATING TRUST
filed 2012-04-24
CIK 923808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K
(Mark one)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission file number 000-24412

MACC PEI Liquidating Trust
(Exact name of registrant as specified in its charter)

Delaware	45-6510799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24040 Camino Del Avion #A307 Monarch Beach, California	92629
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (319) 363-8249

Securities registered under Section 12(b) of the Exchange Act:
None.

Securities registered under Section 12(g) of the Exchange Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.* Yes ☐ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*  Yes ☐     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.* ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Not applicable. There is no established market for the beneficial interests of the registrant.

As of December 31, 2011 there were 2,464,621 units of beneficial interest of MACC PEI Liquidating Trust.

DOCUMENTS INCORPORATED BY REFERENCE - None.

*MACC PEI Liquidating Trust is the transferee of the assets and certain liabilities of MACC Private Equities, Inc., and files reports under the Commission file number previously used by MACC Private Equities, Inc., which filed a Form 15 on October 4, 2011.

Part I
Item 1.  Business.

General

MACC Private Equities Inc. (“MACC” or the “Company”), the predecessor to MACC PEI Liquidating Trust (the “Trust”) was formed as a Delaware corporation on March 3, 1994.  On September 26, 2011 at a special meeting (the “Special Meeting”) of the shareholders (the “Shareholders”) the following measures were approved:

1.
the complete liquidation and dissolution of MACC and the transfer of all of MACC’s assets and certain liabilities to a liquidating trust established for the sole purpose of distributing MACC's assets to the Shareholders (the "Liquidation"); and

2.	the withdrawal of MACC’s election to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).

The Board of Directors of the Company (the “Board”) previously approved the Plan of Liquidation and Dissolution on April 13, 2011 (the “Plan”).  As a result of Shareholder approval of the Plan and the proposals at the Special Meeting, on September 29, 2011, the Company executed the MACC PEI Liquidating Trust Agreement as Grantor, with NL Strategies, Inc., a California corporation, as Managing Trustee (the “Managing Trustee”) and The Corporation Trust Company, a Delaware corporation, as Resident Trustee (the “Trust Agreement”).   Under the Trust Agreement the Managing Trustee will distribute the residue of the proceeds of liquidation of MACC's assets to the beneficiaries of the Trust.  The Company and the Trust also executed a Bill of Sale, Assignment, Acceptance and Assumption Agreement (the “Bill of Sale”) conveying all of MACC's assets and certain obligations to the Trust.  In connection with the Trust Agreement and Bill of Sale, the Trust executed a Sixth Amendment to Business Loan Agreement with Cedar Rapids Bank & Trust Company to assume the obligations of the Company’s term note in the approximate principal amount of $1,900,000 (the "Note").  Pursuant to the terms and conditions of the Trust Agreement, each former Shareholder received a pro-rata beneficial interest in the Trust equal to the Shareholder’s percentage ownership of MACC common stock.  For each share of MACC common stock, the holder received one unit of beneficial ownership in the Trust (“Trust Units”).

As approved by the Shareholders, the Company withdrew its election to be regulated as a business development company under the 1940 Act on October 4, 2011.   The Company also relied on no-action relief granted by the staff of the Securities and Exchange Commission (“SEC”) to similarly-situated liquidating trusts to limit its reporting under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Accordingly, former Shareholders who are now holders of trust units are be provided the following reports going forward:

•
Following the end of each calendar year, the Trust will mail to each registered unit holder the appropriate Internal Revenue Service form to report the unit holder’s pro rata share of each item of income, gain and loss of the Trust for the preceding calendar year.

•	The Trust will file reports with the SEC under Form 8-K respecting any material events impacting the Trust investment portfolio, such as material sales of portfolio securities.

•	The Trust will file an annual report with the SEC respecting the Trust’s activities, including unaudited financials, with the SEC following the end of each calendar year.

•	All items filed with the SEC may be found on the SEC’s web site (www.sec.gov) by reviewing company filings for MACC PEI Liquidating Trust.

After payment of the Trust's obligations, including the Note, when cash liquidation proceeds are accumulated in an amount which the Managing Trustee determines would be cost effective to distribute, the Trust will make one or more cash distributions to unit holders.

The Company terminated the registration of its securities with the SEC by filing a Form 15 on October 4, 2011.  As a result, the Company is no longer obligated to file reports with the SEC under the Exchange Act.

Effective November 7, 2011, the Managing Trustee refinanced the Note with Cedar Rapids Bank & Trust by (“CRB&T”) executing a new promissory note with Farmers & Merchants Savings Bank (“F&M Bank”) providing for a loan to the Trust in the principal amount of $2,100,000.00 (the “Loan”).  The Loan was funded on November 17, 2011.  The terms of the Loan provide an interest rate of five percent (5.0%) with a maturity date of November 7, 2012.  The proceeds from the Loan were used to retire the Note with CRB&T.  In addition, Loan proceeds also provided the Trust with approximately $160,000 of working capital to support operating expenses.  Consistent with the Trust’s Plan of Liquidation and Dissolution, the Trust will retire the new Loan from cash liquidation proceeds from the Trust’s portfolio of assets.  See note 7 to the financial statements, Subsequent Events.

As previously disclosed, Trust Units will not be transferable or assignable, except that they may be assigned or transferred by will, intestate succession, or operation of law and that the executor or administrator of the estate of a holder of Trust Units may mortgage, pledge, grant a security interest in, hypothecate or otherwise encumber the Trust Units held by the estate of such holder if necessary in order to borrow money to pay estate, succession or inheritance taxes or the expenses of administering the estate of the holder upon written notice to and upon written consent of the trustee of the Liquidating Trust. The Trust Units are not be certificated. Trust Units are not listed on any exchange or quoted on any quotation system, and the Liquidating Trust Agreement provides that neither the Managing Trustee nor anyone associated with the Liquidating Trust may take any action to facilitate or encourage any trading in Trust Units.

The Liquidating Trust’s activities are limited to conserving, protecting and selling the assets transferred to it and distributing the proceeds therefrom, including holding such assets for the benefit of the holders of Trust Units, enforcing the rights of the holders of Trust Units, temporarily investing such proceeds and collecting income therefrom, providing for the liabilities of the Liquidating Trust and MACC’s wind-up expenses, making liquidating distributions to the holders of Trust Units, taking such other actions as may be necessary to conserve and protect the assets of the Liquidating Trust and providing for the orderly liquidation thereof. The Managing Trustee has sole authority to value the Liquidating Trust’s assets.

The Managing Trustee is responsible for conserving the Liquidating Trust’s assets, under duties imposed by applicable law.  The Liquidating Trust will terminate upon payment to the holders of Trust Units of all of the Liquidating Trust’s assets and in any event upon the third anniversary of the date assets are first transferred to the Liquidating Trust. The life of the Liquidating Trust may, however, be extended to more than three years if the Managing Trustee of the Liquidating Trust then determines that an extension is reasonably necessary to pay or make provision for then known liabilities, actual or contingent. Consistent with past grants of no-action relief by the SEC staff, the Liquidating Trust may need to apply for no-action relief from the SEC staff if the term of the Liquidating Trust’s term must be extended.  No assurance can be given that the Liquidating Trust would be able to obtain such extension if needed, and therefore the Liquidating Trust may be required to incur additional expenses if its term is extended.

Item 1A. Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Trust does not own or lease any properties or other tangible assets.

Item 3.  Legal Proceedings.

There are no items to report.

Item 4.  Mine Safety Disclosures.

Not applicable.
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no public market for the units of beneficial interest in the Trust.  The units of beneficial interest are not and will not be listed on any exchange, quoted by a securities broker or dealer, no admitted for trading in any market, including the over-the-counter market.  The units of beneficial interests are not transferable except by operation of law or upon the death of a beneficiary.

Beneficiaries

As of December 31, 2011, the Trust had 2,464,621 units held by an unknown number of beneficiaries.

Distributions

During the year ended December 31, 2011, the Trust did not make any distributions.  However, the transfer of net assets from MACC to the Trust in September 2011 generated a non cash distribution to MACC shareholders, which was reported to shareholders on form 1099-DIV.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Not applicable.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

MACC PEI LIQUIDATING TRUST
STATEMENT OF NET ASSETS
(Liquidation Basis)
(unaudited)

	December 31, 2011	September 29, 2011**
ASSETS
Current Assets
Total Cash	$ 307,351	$ 118,004
Other Current Assets
Accrued Dividends	32,465	40,307
Accrued Interest Receivable	37,401	15,416
Escrowed Holdbacks	337,435	337,435
Prepaid Expenses	30,300

Total Current Assets	$ 744,952	$ 511,162

Other Assets
Total Portfolio Company Debt Securities	$ 4,258,740	4,289,990
Total Equity in Portfolio Company Securities	3,771,665	2,931,434
Total Loans to Portfolio Companies	75,339	152,339
Total Warrants – Portfolio Companies	972,694	972,694
Total Other Assets	$ 9,078,438	$ 8,346,457

Total Assets	$ 9,823,390	$ 8,857,619

LIABILITIES
Current Liabilities
Accounts Payable	$ 127,551	$ 317,998

Other Current Liabilities
Accrued Interest Payable	12,233	-
Note Payable	2,100,000	1,922,179
Total Other Current Liabilities	$ 2,112,233	$ 1,922,179
Total Current Liabilities	$ 2,239,785	$ 2,240,177

Total Liabilities	$ 2,239,785	$ 2,240,177

Net Assets in Liquidation	$ 7,583,605	$ 6,617,442

** The Trust was formed effective September 29, 2011.

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

MACC PEI LIQUIDATING TRUST
STATEMENTS OF CHANGES IN NET ASSETS
 (Liquidation Basis)
(unaudited)

September 29 - December 31, 2011
Income
Dividends - Portfolio Companies	$ 34,787
Interest on MM Accounts	11
Portfolio Interest Income	156,896
Total Income	191,694
Expense
Accrued Interest	17,529
Bank Service Charges	64
Finance Charges	10,746
Interest - Bank Loan	10,902
Postage & Delivery	158
Professional Services
Accounting Services	1,288
Legal	15,223
Portfolio Management	9,000
Total Professional Services	25,511
Supplies	265
Trustee Services	5,231
Total Expense	70,406
Net Income	$ 121,288

** The Trust was formed effective September 29, 2011.

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

MACC PEI LIQUIDATING TRUST

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

(1) PURPOSE OF THE LIQUIDATING TRUST

MACC Private Equities Inc. (“MACC” or the “Company”), the predecessor to MACC PEI Liquidating Trust (the “Trust”) was formed as a Delaware corporation on March 3, 1994.  On September 26, 2011 at a special meeting (the “Special Meeting”) of the shareholders (the “Shareholders”) the following measures were approved:

1.
the complete liquidation and dissolution of MACC and the transfer of all of MACC’s assets and certain liabilities to a liquidating trust established for the sole purpose of distributing MACC's assets to the Shareholders (the "Liquidation"); and

2.	the withdrawal of MACC’s election to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).

The Board of Directors of the Company (the “Board”) previously approved the Plan of Liquidation and Dissolution on April 13, 2011 (the “Plan”).  As a result of Shareholder approval of the Plan and the proposals at the Special Meeting, on September 29, 2011, the Company executed the MACC PEI Liquidating Trust Agreement as Grantor, with NL Strategies, Inc., a California corporation, as Managing Trustee (the “Managing Trustee”) and The Corporation Trust Company, a Delaware corporation, as Resident Trustee (the “Trust Agreement”).   Under the Trust Agreement the Managing Trustee will distribute the residue of the proceeds of liquidation of MACC's assets to the beneficiaries of the Trust.  The Company and the Trust also executed a Bill of Sale, Assignment, Acceptance and Assumption Agreement (the “Bill of Sale”) conveying all of MACC's assets and certain obligations to the Trust.  In connection with the Trust Agreement and Bill of Sale, the Trust executed a Sixth Amendment to Business Loan Agreement with Cedar Rapids Bank & Trust (“CRB&T”) to assume the obligations of the Company’s term note in the approximate principal amount of $1,900,000 (the "Note").  Pursuant to the terms and conditions of the Trust Agreement, each former Shareholder received a pro-rata beneficial interest in the Trust equal to the Shareholder’s percentage ownership of MACC common stock.  For each share of MACC common stock, the holder received one unit of beneficial ownership in the Trust (“Trust Units”).  After payment of the Trust's obligations, including the Note, when cash liquidation proceeds are accumulated in an amount which the Managing Trustee determines would be cost effective to distribute, the Trust will make one or more cash distributions to unit holders.  As there is no equity in a liquidating trust, no statements of changes in members’ equity are presented.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The financial statements of the Trust have been prepared on a liquidation basis.  The asset values listed for each portfolio investment are consistent with what is believed to be the net realizable value on a liquidation basis.  Future costs and expenses of the Trust, and of liquidating the assets, are believed to approximate the income such assets will earn in the future and thus no additional adjustment to net realizable value has been made.

The value for Aviation Manufacturing Group was increased as of December 31, 2011, based on the sale of the company subsequent to year end.  See Subsequent Events Note 7.  All other portfolio investment values have remained consistent with their valuation as of the date of transfer from MACC to the Trust (September 29, 2011).

(b)           Cash

The Trust’s cash is held at two financial institutions and at times may exceed insured limits.  The Trust has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

(c)	Income Taxes

The Trust is taxed as a partnership for federal and State income tax purposes.  No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual beneficiaries rather than the Trust.  The Trust income tax returns are subject to change by examination from Federal and State taxing authorities, and changes, if any, could adjust the individual income tax of the beneficiaries.

    (3) INVESTMENTS

                SCHEDULE OF INVESTMENTS (UNAUDITED)
                DECEMBER 31, 2011

Company	Security	Value

Manufacturing:

Aviation Manufacturing Group, LLC	14% debt security, due December 31, 2011	$616,000
Yankton, South Dakota	154,000 units preferred	154,000
Manufacturer of flight critical parts for airplanes	Membership interest	2,723,418
		3,493,418

Detroit Tool Metal Products Co.	12% debt security, due March 31, 2015	1,820,291
Lebanon, Missouri	19,853.94 shares Series A preferred	---
Metal stamping	7,887.17 shares common	---
	8% debt security, due March 31, 2015	33,342
		1,853,633

Magnum Systems, Inc.	12% debt security, due October 31, 2013	430,622
Parsons, Kansas	48,038 common shares	48,038
Manufacturer of industrial bagging equipment	292,800 shares preferred Warrant to purchase 56,529 common shares	304,512 972,694
		1,755,866

Spectrum Products, LLC	Escrow	221,662
Missoula, Montana
Manufacturer of equipment for the
swimming pool industry

Superior Holding, Inc.	6% debt security, due April 1, 2013	187,036
Wichita, Kansas	Warrant to purchase 11,143 common shares	--
Manufacturer of industrial and	6% debt security, due April 1, 2013	51,580
commercial boilers and shower	121,457 common shares	---
doors, frames and enclosures	6% debt security, due April 1, 2013	75,930
	312,000 common shares	---
	12% debt security, due April 1, 2014	11,879
	12% debt security, due April 1, 2014	11,879
		338,304

Total Manufacturing	$7,662,883

SCHE

SCHEDUSCHEDULE OF INVESTMENTS CONTINUED (UNAUDITED) DECEMBER 31, 2011

Company	Security	Value

Service:

Monitronics International, Inc.	Escrow	$26,517
Dallas, Texas
Provides home security systems monitoring services

Morgan Ohare, Inc.	0% debt security, due January 1, 2013	729,687
Addison, Illinois	10% debt security, due December 1, 2013	145,833
Fastener plating and heat treating	57 common shares	---
		875,520

SMWC Acquisition Co., Inc.	12% debt security due October 31, 2014	220,000
Kansas City, Missouri	113,847 shares Series A preferred	227,694
Steel warehouse distribution and		447,694
processing

Total Service		1,349,731

Technology and Communications:

Feed Management Systems, Inc.	Escrow	22,167
Brooklyn Center, Minnesota
Batch feed software and systems
and B2B internet services

Portrait Displays, Inc.	637,292 shares Series B preferred	314,003
Pleasanton, California	Warrant to purchase 39,400 common shares (c)	---
Designs and markets pivot		314,003
enabling software for LCD
computer monitors

Total Technology and Communications		336,170

Total loans and investments in portfolio securities		$9,348,784

(4)	NOTES PAYABLE

The Trust has a term loan in the amount of $2,100,000 with Farmers & Merchants Savings Bank (“F&M Bank”) as of December 31, 2011 (the “Loan”).  The Loan was funded on November 17, 2011.  The terms of the Loan provide an interest rate of five percent (5.0%) with a maturity date of November 7, 2012.  The proceeds from the Loan were used to retire the prior Note with CRB&T.  In addition, Loan proceeds also provided the Trust with approximately $160,000 of working capital to support operating expenses.  Consistent with the Trust’s Plan of Liquidation and Dissolution, the Trust will retire the Loan from cash liquidation proceeds from the Trust’s portfolio of assets.  The Loan is secured by the securities of the Trust.  See Subsequent Events Note 7 below.

(5)	MANAGEMENT AGREEMENTS

NL Strategies, Inc.

The MACC shareholders approved the Plan of Liquidation and Dissolution on April 13, 2011 (the “Plan”).  As result of Shareholder approval of the Plan and the proposals at the Special Meeting, on September 29, 2011, the Company executed the MACC PEI Liquidating Trust Agreement as Grantor, with NL Strategies, Inc., a California corporation as Managing Trustee and The Corporation Trust Company, a Delaware corporation, as Resident Trustee (the “Trust Agreement”).   Under the Trust Agreement the Managing Trustee will distribute the residue of the proceeds of liquidation of MACC's assets to the beneficiaries of the MACC PEI Liquidating Trust (the “Trust”).  MACC and the Trust also executed a Bill of Sale, Assignment, Acceptance and Assumption Agreement (the “Bill of Sale”) conveying all of MACC's assets and certain obligations to the Trust.

InvestAmerica Investment Advisors, Inc.

The Trust has engaged InvestAmerica Investment Advisors, Inc. to administer the day to day portfolio management functions.  InvestAmerica bills the Trust at hourly rates consistent with those detailed in Item 11, Executive Compensation, and their fees are capped at a maximum of $3,000 per month.

Computershare / BYN Mellon

Computershare has been engaged by the Trust to be the custodian of the records.  Their fees include an annual servicing charge, as well as additional fees for distributions and other mailings.  During the period ended December 31, 2011, the services were covered under amounts previously paid by MACC Private Equities, Inc.  Charges for ongoing services to the Trust will be billed and paid for in 2012.

(6)	COMMITMENTS AND CONTINGENCIES

See Subsequent Events Note 7.

(7)	SUBSEQUENT EVENTS

The Trust evaluated all events that have occurred subsequent to December 31, 2011 through the date of the filing of this Annual Report on Form 10-K.

Sale of Portfolio Company – Aviation Manufacturing Group, LLC

On January 17, 2012, the Trust received net proceeds of $3,233,254 from the merger transaction of Aviation Manufacturing Group.  An additional amount of approximately $520,328 was placed in an escrow account and may be released to the Trust upon the satisfaction of certain conditions of the Transaction.  Prior to the transaction, the investment was carried on the books of the Trust at a total value of $2,648,543.  The December 31, 2011 financial statements have been adjusted to reflect an unrealized gain on this portfolio investment totaling $844,475.

Sale of Portfolio Company – Magnum Systems, Inc.

On March 2, 2012, the Trust received net proceeds of $2,007,971 from the merger transaction  of Magnum Systems, Inc.  An additional amount of approximately $412,226 was placed in an escrow account and may be released to the Trust upon the satisfaction of certain conditions of the Transaction. Prior to the transaction, the investment was carried on the books of the Trust at a total value of $1,755,866.  The excess of the proceeds received compared to the carrying value of the investment will be accounted for during the 2012 fiscal year.

Payoff of Promissory Note

On January 18, 2012, the Trust paid $2,118,083 to Farmers & Merchants Savings Bank (“F&M Bank”) as payment in full of all principal and interest due F&M Bank on the promissory note executed November 17,2011.

Other

At the end of February, 2012, the Trust distributed a letter to its unit holders which outlined the shareholder approved transfer of the assets of MACC to the Trust as well as well as a Grantor Letter outlining certain items of income and expense which each unit holder should consider for their respective tax implications.  Additionally, MACC distributed to unit holders IRS Form 1099-DIV for the Trust unit holders which reflected tax information from the transfer of assets to the Trust from MACC.

On April 13, 2012, the Trust paid a liquidation distribution to unit holders in the amount of $1.46 per unit.  This distribution was based on the proceeds received by the Trust from the sale of certain portfolio companies as well as Trust income received.

(8)	TAX INFORMATION FOR FORMER MACC SHAREHOLDERS AND TRUST UNIT HOLDERS

The information below is not intended to provide a complete description of the tax consequences of the formation and operation of the Trust.  Each unit holder is encouraged to discuss with their tax advisor the tax consequences of the items below.  For more information with respect to the formation and operation of the Trust, please refer to the MACC Proxy filed on August 29, 2011 available at www.sec.gov.

The following is the per share income attributable to former shareholders of MACC  reported on Form 1099-DIV for the tax year ended December 31, 2011 as a result of the transfer of net assets of MACC into the Trust:

Per Share Distribution	$2.685

The information below reflects the aggregate and per unit income, deductions and credits reported for the Trust for the tax year ended December 31, 2011.  These items have been reported on the Fiduciary Form 1041 Grantor Letter.

Income	Total	Per Unit
Interest Income	156,896	$0.063659
Dividend Income
Ordinary Dividends	11	$0.000004
Qualifying Dividends	34,787	$0.014115
Deductions
Interest Expense	39,240	$0.015921
Trustee Services	5,231	$0.002122
Misc Deductions Subject to Floor Limitation
Management Fees	9,000	$0.003652
Postage and Delivery	158	$0.000064
Supplies Expenses	266	$0.000108
Attorney and Legal Fees	16,511	$0.006699

 (9)            SUMMARY OF PORTFOLIO CHANGES DURING THE PERIOD

Portfolio Company	9/29/11 Value	Payments	Unrealized Appreciation / (Depreciation)	12/31/11 Value
Aviation Manufacturing Group	2,725,543	(77,000)	844,875	3,493,418
Morgan Ohare	906,770	(31,250)		875,520
Portrait Displays, Inc.	318,647	(4,644)		314,003

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no items to report.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, the President of the Managing Trustee of the Trust (the “Certifying Officer”) conducted evaluations of the Trust’s disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Although the Trust is non longer required to file and submit reports under the Exchange Act, the Certifying Officer has evaluated the Trust’s disclosure controls and procedures and has concluded, that those disclosure controls and procedures were effective as of December 31, 2011.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Trust’s internal control system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that: 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; 2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on our financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Trust’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011.  Based on this assessment, the Trust’s management concluded that, as of December 31, 2011, the Trust’s integrated controls over financial reporting were effective.

This annual report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting due to the established rules of the SEC and Section 989G of the Dodd-Frank Act of 2010.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

As of September 29, 2011, we have no directors or executive officers.  Our Managing Trustee, or third parties engaged by the Managing Trustee, manages our day-to-day business affairs and assets.  The following is a biographical description of the President of our Managing Trustee:

Kevin J. Gadawski, age 44, is a former director of MACC.  Mr. Gadawski has been President of NL Strategies, Inc. a financial and strategic consulting firm since 2007.  Prior to his work at NL Strategies, he was owner and President of First Check Diagnostics, LLC, a manufacturer of medical devices (2004-2007) and COO and CFO of Worldwide Medical (a medical device company).  Prior to 2001, Mr. Gadawski was CFO at e-net Financial, a company providing mortgage services to both commercial and consumer markets.  Mr. Gadawski is a Certified Public Accountant and has a Bachelor of Science in Accounting from Northern Kentucky University.

Item 11.  Executive Compensation.

Trustee

Pursuant to the Liquidating Trust Agreement, the Managing Trustee receives $150.00 per hour for services provided to the Trust by Mr. Gadawski.  Other Managing Trustee professionals which provide services to the Trust charge the Trust $112.50 an hour while any Managing Trustee technical staff bill the Trust $56.25 an hour for services provided to the Trust.  Additionally, the Trust shall reimburse the Managing Trustee for all expenses reasonably incurred in the performance of its duties for the engagement of accountants, attorneys, appraisers, consultants and other persons retained by the Managing Trustee for the Trust.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There is no public market for the units of the Trust.  The units are not listed on any exchange, quoted by quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market. The units of beneficial interests are not transferable except by operation of law or upon the death of a beneficiary.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14.  Principal Accounting Fees and Services.

The Trust did not incur any fees for professional services rendered by BBD, LLP (“BBD”), the Trust’s independent registered public accounting firm, for the period September 29, 2011 through December 31, 2011.  BBD has been engaged to prepare certain year end tax documents and filings and such fees will be reflected in the filings in 2012..

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

(1)	Statement of Net Assets for the year ended December 31, 2011
Statements of Changes in Net Assets for the year ended December 31, 2011
Notes to Financial Statements

(2)
No financial statement schedules of the Trust are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements and schedule of investments.

(3)	The following exhibits are filed herewith or incorporated by reference as set forth below:

31.1	Section 302 Certification of Kevin J. Gadawski, (President of Managing Trustee).

32.1	Section 906 Certification of Kevin J. Gadawski (President of Managing Trustee).

(b)	Exhibits

See (a)(3) above.

(c)	Financial Statement Schedules

See (a)(1) and (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 24, 2012.

MACC PEI LIQUIDATING TRUST

By:  /s/ Kevin J. Gadawski
      Kevin J. Gadawski, President
      NL Strategies, Inc., Managing Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Date

/s/ Kevin J. Gadawski	April 24, 2012
Kevin J. Gadawski, President NL Strategies, Inc., Managing Trustee