Form 10-K
period 2012-12-31
MACC PEI LIQUIDATING TRUST
filed 2013-04-22
CIK 923808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-K
(Mark one)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Registrant’s telephone number (402) 964-5143
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

As of December 31, 2012 there were 2,464,621 units of beneficial interest of MACC PEI Liquidating Trust.

DOCUMENTS INCORPORATED BY REFERENCE - None.

    *MACC PEI Liquidating Trust is the transferee of the assets and certain liabilities of MACC Private Equities, Inc., and files reports under the Commission file number previously used by MACC Private Equities, Inc., which filed a Form 15 on October 4, 2011.

Part I
Item 1.  Business.

General

MACC Private Equities Inc. (“MACC” or the “Company”), the predecessor to MACC PEI Liquidating Trust (the “Trust”) was formed as a Delaware corporation on March 3, 1994.  On September 26, 2011 at a special meeting (the “Special Meeting”) of the shareholders of MACC (the “Shareholders”), the following measures were approved:

1.
the complete liquidation and dissolution of MACC and the transfer of all of MACC’s assets and certain liabilities to a liquidating trust established for the sole purpose of distributing MACC's assets to the Shareholders (the “Liquidation”); and

2.	the withdrawal of MACC’s election to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).

The Board of Directors of the Company (the “Board”) previously approved the Plan of Liquidation and Dissolution on April 13, 2011 (the “Plan”).  As a result of Shareholder approval of the Plan and the proposals at the Special Meeting, the Company executed the MACC PEI Liquidating Trust Agreement as Grantor, with NL Strategies, Inc., a California corporation, as Managing Trustee (the “Managing Trustee”) and The Corporation Trust Company, a Delaware corporation, as Resident Trustee (the “Trust Agreement”).   Under the Trust Agreement the Managing Trustee will distribute the residue of the proceeds of liquidation of MACC's assets to the beneficiaries of the Trust.  The Company and the Trust also executed a Bill of Sale, Assignment, Acceptance and Assumption Agreement (the “Bill of Sale”) conveying all of MACC's assets and certain obligations to the Trust.  In connection with the Trust Agreement and Bill of Sale, the Trust executed a Sixth Amendment to Business Loan Agreement with Cedar Rapids Bank & Trust Company to assume the obligations of the Company’s term note in the approximate principal amount of $1,900,000 (the "Note").  Pursuant to the terms and conditions of the Trust Agreement, each former Shareholder received a pro-rata beneficial interest in the Trust equal to the Shareholder’s percentage ownership of MACC common stock.  For each share of MACC common stock, the holder received one unit of beneficial ownership in the Trust (“Trust Units”).

As approved by the Shareholders, the Company withdrew its election to be regulated as a business development company under the 1940 Act on October 4, 2011.   The Company also relied on no-action relief granted by the staff of the Securities and Exchange Commission (“SEC”) to similarly-situated liquidating trusts to limit its reporting under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Accordingly, former Shareholders who are now holders of trust units are provided the following reports going forward:

•
Following the end of each calendar year, the Trust will mail to each registered unit holder the appropriate Internal Revenue Service form to report the unit holder’s pro rata share of each item of income, gain and loss of the Trust for the preceding calendar year.

•	The Trust will file reports with the SEC under Form 8-K respecting any material events impacting the Trust investment portfolio, such as material sales of portfolio securities.

•	The Trust will file an annual report with the SEC respecting the Trust’s activities, including unaudited financials, with the SEC following the end of each calendar year.

•	All items filed with the SEC may be found on the SEC’s web site (www.sec.gov) by reviewing filings for MACC PEI Liquidating Trust.

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

Effective November 7, 2011, the Managing Trustee refinanced the Note with Cedar Rapids Bank & Trust by (“CRB&T”) executing a new promissory note with Farmers & Merchants Savings Bank (“F&M Bank”) providing for a loan to the Trust in the principal amount of $2,100,000.00 (the “Loan”).  The Loan was funded on November 17, 2011.  The terms of the Loan provided an interest rate of five percent (5.0%) with a maturity date of November 7, 2012.  The proceeds from the Loan were used to retire the Note with CRB&T.  In addition, Loan proceeds also provided the Trust with approximately $160,000 of working capital to support operating expenses.  On January 18, 2012, the Loan, including all principal, accrued interest and fees, totaling $2,118,083 was retired from proceeds generated by the liquidation of investments in portfolio companies.

As previously disclosed, Trust Units are not be transferable or assignable, except that they may be assigned or transferred by will, intestate succession, or operation of law and that the executor or administrator of the estate of a holder of Trust Units may mortgage, pledge, grant a security interest in, hypothecate or otherwise encumber the Trust Units held by the estate of such holder if necessary in order to borrow money to pay estate, succession or inheritance taxes or the expenses of administering the estate of the holder upon written notice to and upon written consent of the trustee of the Liquidating Trust. The Trust Units are not certificated. Trust Units are not listed on any exchange or quoted on any quotation system, and the Liquidating Trust Agreement provides that neither the Managing Trustee nor anyone associated with the Liquidating Trust may take any action to facilitate or encourage any trading in Trust Units.

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
PART II
 Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no public market for the units of beneficial interest in the Trust.  The units of beneficial interest are not and will not be listed on any exchange, quoted by a securities broker or dealer, not admitted for trading in any market, including the over-the-counter market.  The units of beneficial interests are not transferable except by operation of law or upon the death of a beneficiary.

Beneficiaries

As of December 31, 2012, the Trust had 2,464,621 units held by an unknown number of beneficiaries.

Distributions

On approximately April 12, 2012, distributions amounting to $3,598,347 were made to trust unit beneficiaries.  No other distributions were made during the 12 month period ended December 31, 2012.  The Trustee anticipates that a second distribution will be made during April of 2013.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of
  Operation.

Not applicable.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

MACC PEI LIQUIDATING TRUST
STATEMENT OF NET ASSETS
(Liquidation Basis)
(unaudited)

	December 31, 2012	December 31, 2011
ASSETS
Current Assets
Total Cash	$1,622,766	$307,351
Other Current Assets
Accrued Dividends	-	32,465
Accrued Interest Receivable	-	37,401
Escrowed Holdbacks	553,457	337,435
Prepaid Expenses	14,250	30,300

Total Current Assets	$2,190,473	$744,952

Other Assets
Total Portfolio Company Debt Securities	$2,336,598	4,258,740
Total Equity in Portfolio Company Securities	538,455	3,771,665
Total Loans to Portfolio Companies	75,339	75,339
Total Warrants – Portfolio Companies	-	972,694
Total Other Assets	$2,950,392	$9,078,438

Total Assets	$5,140,865	$9,823,390

LIABILITIES
Current Liabilities
Accounts Payable	$11,665	$127,551
Accrued Expenses	7,500	-
Accrued Interest Payable	-	12,233
Note Payable	-	2,100,000
Total Current Liabilities	$19,195	$2,239,785

Total Liabilities	$19,195	$2,239,785

Net Assets in Liquidation	$5,121,670	$7,583,605

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

MACC PEI LIQUIDATING TRUST
STATEMENTS OF CHANGES IN NET ASSETS
 (Liquidation Basis)
(unaudited)

	Twelve Months Ended December 31, 2012	September 29 – December 31, 2011
Income
Dividends - Portfolio Companies	$76,649	$334,787
Gain on Sale of Portfolio Companies	873,118	-
Portfolio Interest Income	332,693	156,896
Interest on MM Accounts	3,085	11
Miscellaneous Income	2,299	-
Total Income	1,287,845	191,694
Expense
Accrued Interest	-	17,529
Insurance	35,050	-
Bank Service Charges	58	64
Finance Charges	1,491	10,746
Interest - Bank Loan	5,850	10,902
Postage & Delivery	599	158
Miscellaneous Expense	51	265
Professional Services
Accounting Services	2,452	1,288
Legal	48,063	15,223
Portfolio Management	29,160	9,000
Beneficiary Services	16,042	-
Trustee Services	9,615	5,231
Resident Trustee Services	3,002	-
Total Professional Services	108,334	30,742
Total Expense	151,433	70,406
Net Income	$1,136,411	$121,288

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

MACC PEI LIQUIDATING TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

(1)	Purpose of The Liquidating Trust

MACC Private Equities Inc. (“MACC” or the “Company”), the predecessor to MACC PEI Liquidating Trust (the “Trust”) was formed as a Delaware corporation on March 3, 1994.  On September 26, 2011 at a special meeting (the “Special Meeting”) of the shareholders (the “Shareholders”) the following measures were approved:

1.
the complete liquidation and dissolution of MACC and the transfer of all of MACC’s assets and certain liabilities to a liquidating trust established for the sole purpose of distributing MACC's assets to the Shareholders (the “Liquidation”); and

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

(2)	Summary of Significant Accouting Policies

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

(3)	Investments

                SCHEDULE OF INVESTMENTS (UNAUDITED) DECEMBER 31, 2012

Company	Security	Value

Spectrum Products, LLC	Escrow	13,119
Aviation Manufacturing	Escrow	182,996
Feed Management	Escrow	22,167
Magnum	Escrow	335,175
		553,457

Detroit Tool Metal Products Co.	12% debt security	1,820,291
	19,853.94 shares Series A preferred	---
	7,887.17 shares common	---
	8% debt security	33,342
		1,853,633

Superior Holding, Inc.	6% debt security, due April 1, 2013	187,036
Wichita, Kansas	Warrant to purchase 11,143 common shares	--
Manufacturer of industrial and	6% debt security, due April 1, 2013	51,580
commercial boilers and shower	121,457 common shares	---
doors, frames and enclosures	6% debt security, due April 1, 2013	75,930
	312,000 common shares	---
	12% debt security, due April 1, 2014	11,879
	12% debt security, due April 1, 2014	11,879
		338,304

SMWC Acquisition Co., Inc.	12% debt security due	220,000
Kansas City, Missouri	113,847 shares Series A preferred	227,694
Steel warehouse distribution and		447,694
processing

Portrait Displays	637,292 shares Series B Preferred	310,761

Total Investments		3,503,849

(4)	NOTES PAYABLE

On January 18, 2012, the Trust’s only outstanding loan, including all principal, accrued interest and fees, totaling $2,118,083 was retired from proceeds generated by the liquidation of investments in portfolio companies.

(5)	Management Agreements

NL Strategies, Inc.

The MACC shareholders approved the Plan on April 13, 2011.  As result of Shareholder approval of the Plan and the proposals at the Special Meeting, on September 29, 2011, the Company executed the Trust Agreement.  Under the Trust Agreement the Managing Trustee will distribute the residue of the proceeds of liquidation of MACC's assets to the beneficiaries of the Trust.  MACC and the Trust also executed the Bill of Sale conveying all of MACC's assets and certain obligations to the Trust.

InvestAmerica Investment Advisors, Inc.

The Trust has engaged InvestAmerica Investment Advisors, Inc. (“InvestAmerica”) to administer the day to day portfolio management functions.  InvestAmerica bills the Trust at hourly rates consistent with those detailed in Item 11, Executive Compensation, and their fees are capped at a maximum of $3,000 per month.

Computershare / BYN Mellon

Computershare (formerly known as BNY Mellon) has been engaged by the Trust to be the custodian of the records.  Their fees include an annual servicing charge, as well as additional fees for distributions and other mailings.  During the twelve month period ended December 31, 2012, the Trust incurred charges amounting to $16,042 for beneficiary services.

(6)	Commitments and Contingencies

None.

(7)	Subsequent events

The Trust evaluated all events that have occurred subsequent to December 31, 2012 through the date of the filing of this Annual Report on Form 10-K.  No items were noted requiring disclosure as subsequent events.

(8)	Tax Information For Trust Holders

The information below reflects the aggregate and per unit income, deductions and credits reported for the Trust for the tax year ended December 31, 2012. These items have been reported on the Fiduciary Form 1041 Grantor Letter.

Income	Total	Per Unit
Interest Income	$339,494	$0.137758
Gain On Sale of Investments	561,172	$0.227710
Dividend Income
Ordinary Dividends
Qualifying Dividends	76,649	$0.031102
Deductions
Interest Expense	7,399	$0.003002
Trustee Services	9,615	$0.003902
Misc Deductions Subject to Floor Limitation
Insurance	35,050	$0.014222
Postage and Delivery	599	$0.000024
Miscellaneous Expenses	25,941	$0.010526
Attorney and Legal Fees	98,770	$0.040078

(9)	Summary ofPORTFOLIO CHANGES DURING THE PERIOD

Portfolio Company	12/31/11 Value	Payments	Realized Appreciation / (Depreciation)	Unrealized Appreciation / (Depreciation)	12/31/12 Value
Aviation Manufacturing Group	3,493,418	(3,310,422)			182,996
Morgan OHare	875,520	(939,583)	64,063		-
Magnum Systems	1,755,866	(2,095,400)	674,709		335,175
Spectrum Products, LLC	221,662	(208,543)			13,119
Monitronics	26,517	(65,663)	39,146		-
Portrait Displays, Inc.	314,003	(3,242)			310,761

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no items to report.

Item 9.A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, the President of the Managing Trustee of the Trust (the “Certifying Officer”) conducted evaluations of the Trust’s disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Although the Trust is no longer required to file and submit reports under the Exchange Act, the Certifying Officer has evaluated the Trust’s disclosure controls and procedures and has concluded, that those disclosure controls and procedures were effective as of December 31, 2012.

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
Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2012.  Based on this assessment, the Trust’s management concluded that, as of December 31, 2012, the Trust’s integrated controls over financial reporting were effective.

This annual report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting due to the established rules of the SEC and Section 989G of the Dodd-Frank Act of 2010.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

As of September 29, 2011, we have no directors or executive officers.  Our Managing Trustee, or third parties engaged by the Managing Trustee, manages our day-to-day business affairs and assets.  The following is a biographical description of the President of our Managing Trustee:

Kevin J. Gadawski, age 45, is a former director of MACC.  Mr. Gadawski has been President of NL Strategies, Inc. a financial and strategic consulting firm since 2007. Mr. Gadawski also serves as a Managing Director at Littlebanc Advisors, LLC and Interim Chief Operating Officer and Interim Chief Financial Officer of PSM Holdings, Inc. Previously, Mr. Gadawski was owner and President of First Check Diagnostics, LLC, a manufacturer of medical devices (2004-2007) and COO and CFO of Worldwide Medical (a medical device company).  Prior to 2001, Mr. Gadawski was CFO at e-net Financial, a company providing mortgage services to both commercial and consumer markets.  Mr. Gadawski is a Certified Public Accountant and a Certified Valuation Analyst and has a Bachelor of Science in Accounting from Northern Kentucky University.

Item 11.  Executive Compensation.

Trustee

Pursuant to the Liquidating Trust Agreement, the Managing Trustee receives $150.00 per hour for services provided to the Trust by Mr. Gadawski.    Additionally, the Trust shall reimburse the Managing Trustee for all expenses reasonably incurred in the performance of its duties for the engagement of accountants, attorneys, appraisers, consultants and other persons retained by the Managing Trustee for the Trust.  For the twelve months ended December 31, 2012, the Managing Trustee billed the Trust $9,615 for services rendered.

Portfolio Management

The Trustee has engaged InvestAmerica to manage the investment portfolio.  InvestAmerica bills the trust hourly at a rate of $150 per hour.  The total amount billed in any month is capped at $3,000 for portfolio management.  For the twelve months ended December 31, 2012, InvestAmerica billed the Trust $29,160 for services rendered.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14.  Principal Accounting Fees and Services.

The Trust did not incur any fees for professional services rendered by BBD, LLP (“BBD”), the Trust’s independent registered public accounting firm, for the period January 1, 2012 through December 31, 2012.  BBD has been engaged to prepare certain year end tax documents and filings and such fees will be reflected in the filings in 2013 and are not expected to be significant.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

(1)	Statement of Net Assets for the year ended December 31, 2012
Statements of Changes in Net Assets for the year ended December 31, 2012
Notes to Financial Statements

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

See (a)(1) and (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 22, 2013.

MACC PEI LIQUIDATING TRUST

By:	/s/ Kevin J. Gadawski
Kevin J. Gadawski, President
NL Strategies, Inc., Managing Trustee

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Date

/s/ Kevin J. Gadawski	April 22, 2013
Kevin J. Gadawski, President NL Strategies, Inc., Managing Trustee