Form 10-K
MACC PEI LIQUIDATING TRUST
filed 2014-09-12
CIK 923808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-K
(Mark one)
☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Registrant's telephone number (319) 363-8249
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: Not applicable. There is no established market for the beneficial interests of the registrant.

As of December 31, 2013 there were 2,464,621 units of beneficial interest of MACC PEI Liquidating Trust.

DOCUMENTS INCORPORATED BY REFERENCE - None.

*MACC PEI Liquidating Trust is the transferee of the assets and certain liabilities of MACC Private Equities, Inc., and files reports under the Commission file number previously used by MACC Private Equities, Inc., which filed a Form 15 on October 4, 2011.

TABLE OF CONTENTS

	Part I	Page
Item 1.	Business	3
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	4
Item 2.	Properties	4
Item 3.	Legal Proceedings	4
Item 4.	Mine Safety Disclosures	5
	Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	4
Item 6.	Selected Financial Data	5
Item 7.	Management's Discussion and Analysis of Financial Conditions and Results of Operation	5
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	5
Item 8.	Financial Statements and Supplementary Data	6
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	11
Item 9A.	Controls and Procedures	11
Item 9B.	Other Information	12
	Part III
Item 10.	Directors, Executive Officers and Corporate Governance	12
Item 11.	Executive Compensation	12
Item 12.	Security Ownership of Certain Beneficial Owners and Management	13
Item 13.	Certain Relationships and Related Transactions, and Director Independence	13
Item 14.	Principal Accountant Fees and Services	13
	Part IV
Item 15.	Exhibits and Financial Statement Schedules	13

Part I
Item 1.  Business.

General

MACC Private Equities Inc. ("MACC" or the "Company"), the predecessor to MACC PEI Liquidating Trust (the "Trust") was formed as a Delaware corporation on March 3, 1994.  On September 26, 2011 at a special meeting (the "Special Meeting") of the shareholders of MACC (the "Shareholders"), the following measures were approved:

1.
the complete liquidation and dissolution of MACC and the transfer of all of MACC's assets and certain liabilities to a liquidating trust established for the sole purpose of distributing MACC's assets to the Shareholders (the "Liquidation"); and

2.	the withdrawal of MACC's election to be regulated as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act").

The Board of Directors of the Company (the "Board") previously approved the Plan of Liquidation and Dissolution on April 13, 2011 (the "Plan").  As a result of Shareholder approval of the Plan and the proposals at the Special Meeting, the Company executed the MACC PEI Liquidating Trust Agreement as Grantor, with NL Strategies, Inc., a California corporation, as Managing Trustee (the "Managing Trustee") and The Corporation Trust Company, a Delaware corporation, as Resident Trustee (the "Trust Agreement").   Under the Trust Agreement the Managing Trustee will distribute the residue of the proceeds of liquidation of MACC's assets to the beneficiaries of the Trust.  The Company and the Trust also executed a Bill of Sale, Assignment, Acceptance and Assumption Agreement (the "Bill of Sale") conveying all of MACC's assets and certain obligations to the Trust.  In connection with the Trust Agreement and Bill of Sale, the Trust executed a Sixth Amendment to Business Loan Agreement with Cedar Rapids Bank & Trust Company ("CRB&T") to assume the obligations of the Company's term note in the approximate principal amount of $1,900,000 (the "Note").  Effective November 7, 2011, the Managing Trustee refinanced the Note with Cedar Rapids Bank & Trust by ("CRB&T") executing a new promissory note with Farmers & Merchants Savings Bank ("F&M Bank") providing for a loan to the Trust in the principal amount of $2,100,000.00 (the "Loan").  The Loan was funded on November 17, 2011.  On January 18, 2012, the Loan, including all principal, accrued interest and fees, totaling $2,118,083 was retired from proceeds generated by the liquidation of investments in portfolio companies.

Pursuant to the terms and conditions of the Trust Agreement, each former Shareholder received a pro-rata beneficial interest in the Trust equal to the Shareholder's percentage ownership of MACC common stock.  For each share of MACC common stock, the holder received one unit of beneficial ownership in the Trust ("Trust Units").

As approved by the Shareholders, the Company withdrew its election to be regulated as a business development company under the 1940 Act on October 4, 2011.   The Company also relied on no-action relief granted by the staff of the Securities and Exchange Commission ("SEC") to similarly-situated liquidating trusts to limit its reporting under the Securities and Exchange Act of 1934, as amended (the "Exchange Act").   Accordingly, former Shareholders who are now holders of trust units are provided the following reports going forward:

☐
Following the end of each calendar year, the Trust will mail to each registered unit holder the appropriate Internal Revenue Service form to report the unit holder's pro rata share of each item of income, gain and loss of the Trust for the preceding calendar year.

☐	The Trust will file reports with the SEC under Form 8-K respecting any material events impacting the Trust investment portfolio, such as material sales of portfolio securities.

☐	The Trust will file an annual report with the SEC respecting the Trust's activities, including unaudited financials, with the SEC following the end of each calendar year.

☐	All items filed with the SEC may be found on the SEC's web site (www.sec.gov) by reviewing filings for MACC PEI Liquidating Trust.

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
The Liquidating Trust's activities are limited to conserving, protecting and selling the assets transferred to it and distributing the proceeds therefrom, including holding such assets for the benefit of the holders of Trust Units, enforcing the rights of the holders of Trust Units, temporarily investing such proceeds and collecting income therefrom, providing for the liabilities of the Liquidating Trust and MACC's wind-up expenses, making liquidating distributions to the holders of Trust Units, taking such other actions as may be necessary to conserve and protect the assets of the Liquidating Trust and providing for the orderly liquidation thereof. The Managing Trustee has sole authority to value the Liquidating Trust's assets.
The Managing Trustee is responsible for conserving the Liquidating Trust's assets, under duties imposed by applicable law.  The Liquidating Trust will terminate upon payment to the holders of Trust Units of all of the Liquidating Trust's assets and in any event upon the third anniversary of the date assets are first transferred to the Liquidating Trust. The life of the Liquidating Trust may, however, be extended to more than three years if the Managing Trustee of the Liquidating Trust then determines that an extension is reasonably necessary to pay or make provision for then known liabilities, actual or contingent. Consistent with past grants of no-action relief by the SEC staff, the Liquidating Trust may need to apply for no-action relief from the SEC staff if the term of the Liquidating Trust's term must be extended.  No assurance can be given that the Liquidating Trust would be able to obtain such extension if needed, and therefore the Liquidating Trust may be required to incur additional expenses if its term is extended.
The Trustee has reviewed remaining portfolio assets and believes it is in the Trust's best interest for the Trust to be extended for one additional year (through September, 2015).  While it is uncertain whether it is possible, the Trustee anticipates that most [majority] remaining assets can be liquidated during the next twelve (12) months.  The Trust will shortly file a request for no-action relief to the SEC requesting that the life of the Trust be extended through the end of September, 2015.

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

Beneficiaries

As of December 31, 2013, the Trust had 2,464,621 units held by an unknown number of beneficiaries.

Distributions

During the calendar year 2013, two distributions amounting to $4,707,426 were made to trust unit beneficiaries.  No other distributions were made during the 12 month period ended December 31, 2013.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
  Operation.

Not applicable.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

MACC PEI LIQUIDATING TRUST
STATEMENT OF NET ASSETS
(Liquidation Basis)
(unaudited)

	December 31, 2013	December 31, 2012
ASSETS
Current Assets
Total Cash	$393,003	$1,622,766
Other Current Assets
Escrowed Holdbacks	340,831	553,457
Prepaid Expenses	16,500	14,250
Total Current Assets	750,334	2,190,473

OtherAssets
Total Portfolio Company Debt Securities	482,965	2,336,598
Total Equity in Portfolio Companies	532,888	538,455
Total Loans to Portfolio Companies	75,339	75,339
Total Other Assets	1,091,192	2,950,392

Total Assets	1,841,526	5,140,865

LIABILITIES
Current Liabilities
Accounts Payable	13,500	11,665
Accrued Expenses	-	7,500
Total Current Liabilities	13,500	19,165

Total Liabilities	13,500	19,165

Net Assets In Liquidation	$1,828,026	$5,121,700

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

MACC PEI LIQUIDATING TRUST
STATEMENTS OF CHANGES IN NET ASSETS
 (Liquidation Basis)
(unaudited)

Twelve Months Ended December 31, 2013

INCOME
Gain on Sale of Portfolio Companies	$1,472,402
Interest Income from Portfolio Companies	16,277
Interest on Money Market Accounts	1,635
Total Income	1,490,314

EXPENSE
Insurance	19,750
Banks Service Charges	216
California Franchise Tax	1,059
Postage & Delivery	577

Professional Services
Transfer Agent Services	12,000
Accounting Services	1,035
Legal Services	13,560
Portfolio Management	19,880
Trustee Services	5,955
Resident Trustee Services	2,500
Total Professional Services	54,930

Total Expense	76,532

Net Income	1,413,782

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

MACC PEI LIQUIDATING TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013
(1) PURPOSE OF THE LIQUIDATING TRUST
MACC Private Equities Inc. ("MACC" or the "Company"), the predecessor to MACC PEI Liquidating Trust (the "Trust") was formed as a Delaware corporation on March 3, 1994.  On September 26, 2011 at a special meeting (the "Special Meeting") of the shareholders (the "Shareholders") the following measures were approved:

1.
the complete liquidation and dissolution of MACC and the transfer of all of MACC's assets and certain liabilities to a liquidating trust established for the sole purpose of distributing MACC's assets to the Shareholders (the "Liquidation"); and

2.	the withdrawal of MACC's election to be regulated as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act").

The Board of Directors of the Company (the "Board") previously approved the Plan of Liquidation and Dissolution on April 13, 2011 (the "Plan").  As a result of Shareholder approval of the Plan and the proposals at the Special Meeting, on September 29, 2011, the Company executed the MACC PEI Liquidating Trust Agreement as Grantor, with NL Strategies, Inc., a California corporation, as Managing Trustee (the "Managing Trustee") and The Corporation Trust Company, a Delaware corporation, as Resident Trustee (the "Trust Agreement").   Under the Trust Agreement the Managing Trustee will distribute the residue of the proceeds of liquidation of MACC's assets to the beneficiaries of the Trust.  The Company and the Trust also executed a Bill of Sale, Assignment, Acceptance and Assumption Agreement (the "Bill of Sale") conveying all of MACC's assets and certain obligations to the Trust.  Pursuant to the terms and conditions of the Trust Agreement, each former Shareholder received a pro-rata beneficial interest in the Trust equal to the Shareholder's percentage ownership of MACC common stock.  For each share of MACC common stock, the holder received one unit of beneficial ownership in the Trust ("Trust Units").  After payment of the Trust's obligations, including the Note, when cash liquidation proceeds are accumulated in an amount which the Managing Trustee determines would be cost effective to distribute, the Trust will make one or more cash distributions to unit holders.  As there is no equity in a liquidating trust, no statements of changes in members' equity are presented.

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
The Trust's cash is held at two financial institutions and at times may exceed insured limits.  The Trust has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.
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

(3) INVESTMENTS
SCHEDULE OF INVESTMENTS (UNAUDITED) DECEMBER 31, 2013
Company	Security	Value
Detroit Tool Metal Products Co.	Sale Escrow Holdbacks	340,831

Superior Holding, Inc.	6% debt security, due April 1, 2014	187,036
	Warrant to purchase 11,143 common shares	--
	6% debt security, due April 1, 2014	51,580
	121,457 common shares	---
	6% debt security, due April 1, 2014	75,930
	312,000 common shares	---
	12% debt security, due April 1, 2014	11,879
	12% debt security, due April 1, 2014	11,879
		338,304

SMWC Acquisition Co., Inc.	12% debt security, due October 1, 2014	220,000
	113,847 shares Series A preferred stock	227,694
		447,694

Portrait Display Labs, Inc.	637,292 shares Series B Preferred	305,194

Total Investments		1,432,023

(4)	MANAGEMENT AGREEMENTS
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
InvestAmerica Investment Advisors, Inc.
The Trust has engaged InvestAmerica Investment Advisors, Inc. ("InvestAmerica") to administer the day to day portfolio management functions.  InvestAmerica bills the Trust at hourly rates consistent with those detailed in Item 11, Executive Compensation, and their fees are capped at a maximum of $3,000 per month.
Computershare / BYN Mellon
Computershare (formerly known as BNY Mellon) has been engaged by the Trust to be the custodian of the records.  Their fees include an annual servicing charge, as well as additional fees for distributions and other mailings.  During the twelve month period ended December 31, 2013, the Trust incurred charges amounting to $12,000 for beneficiary services.
(5)	COMMITMENTS AND CONTINGENCIES
None.
(6)	SUBSEQUENT EVENTS
The Trust evaluated all events that have occurred subsequent to December 31, 2013 through the date of the filing of this Annual Report on Form 10-K.  No items were noted requiring disclosure as subsequent events.

(7)	TAX INFORMATION FOR TRUST UNIT HOLDERS
The information below reflects the aggregate and per unit income, deductions and credits reported for the Trust for the tax year ended December 31, 2013. These items have been reported on the Fiduciary Form 1041 Grantor Letter.

Income	Total	Per Unit
Interest Income	$18,236	$0.007399
Gain On Sale of Investments	1,337,106	$0.542520
Dividend Income
Ordinary Dividends
Qualifying Dividends	133,280	$0.054077
Deductions
Interest Expense	-	$0.000000
Trustee Services	5,955	$0.002416
Misc Deductions Subject to Floor Limitation
Insurance	19,750	$0.008013
Postage and Delivery	576	$0.000234
Miscellaneous Expenses	13,275	$0.005386
Legal and Professional Fees	36,976	$0.015003

 (8)            SUMMARY OF PORTFOLIO CHANGES DURING THE PERIOD
			Realized	Unrealized
Portfolio Company	12/31/12 Value	Payments	Gain(Loss)	Appreciation / (Depreciation)	12/31/13 Value

Aviation Manufacturing Group	$182,996	(412,014)	229,018		$-
Detroit Tool Metal Products Co.	1,853,633	(2,723,144)	1,210,343		340,831
Feed Management Systems, Inc.	22,167	(46,438)	24,271		-
Magnum Systems	335,175	(319,210)	(15,965)		-
Portrait Displays, Inc.	310,761	(5,567)			305,194
Spectrum Products, LLC	13,119	(37,854)	24,735		-

Totals	$2,717,851	(3,544,227)	1,472,402	-	$646,025

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no items to report.

Item 9A.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, the President of the Managing Trustee of the Trust (the "Certifying Officer") conducted evaluations of the Trust's disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Although the Trust is no longer required to file and submit reports under the Exchange Act, the Certifying Officer has evaluated the Trust's disclosure controls and procedures and has concluded, that those disclosure controls and procedures were effective as of December 31, 2013.

(b)	Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Trust's internal control system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that: 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; 2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust's assets that could have a material effect on our financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Trust's annual or interim financial statements will not be prevented or detected on a timely basis.
Management assessed the effectiveness of the Trust's internal control over financial reporting as of December 31, 2013.  Based on this assessment, the Trust's management concluded that, as of December 31, 2013, the Trust's integrated controls over financial reporting were effective.

This annual report does not include an attestation report of the Trust's registered public accounting firm regarding internal control over financial reporting due to the established rules of the SEC and Section 989G of the Dodd-Frank Act of 2010.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information.

None.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

As of September 29, 2011, we have no directors or executive officers.  Our Managing Trustee, or third parties engaged by the Managing Trustee, manages our day-to-day business affairs and assets.  The following is a biographical description of the President of our Managing Trustee:

Kevin J. Gadawski, age 46, is a former director of MACC.  Mr. Gadawski has been President of NL Strategies, Inc. a financial and strategic consulting firm since 2007. Mr. Gadawski also serves as a Managing Director at Littlebanc Advisors, LLC and President and Chief Executive Officer of PSM Holdings, Inc. Previously, Mr. Gadawski was owner and President of First Check Diagnostics, LLC, a manufacturer of medical devices (2004-2007) and COO and CFO of Worldwide Medical (a medical device company).  Prior to 2001, Mr. Gadawski was CFO at e-net Financial, a company providing mortgage services to both commercial and consumer markets.  Mr. Gadawski is a Certified Public Accountant and a Certified Valuation Analyst and has a Bachelor of Science in Accounting from Northern Kentucky University.

Item 11.  Executive Compensation.

Trustee

Pursuant to the Liquidating Trust Agreement, the Managing Trustee receives $150.00 per hour for services provided to the Trust by Mr. Gadawski.    Additionally, the Trust shall reimburse the Managing Trustee for all expenses reasonably incurred in the performance of its duties for the engagement of accountants, attorneys, appraisers, consultants and other persons retained by the Managing Trustee for the Trust.  For the twelve months ended December 31, 2013, the Managing Trustee billed the Trust $5,955 for services rendered.

Portfolio Management

The Trustee has engaged InvestAmerica to manage the investment portfolio.  InvestAmerica bills the trust hourly at a rate of $150 per hour.  The total amount billed in any month is capped at $3,000 for portfolio management.  For the twelve months ended December 31, 2013, InvestAmerica billed the Trust $19,880 for services rendered.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14.  Principal Accounting Fees and Services.

The Trust did not incur any fees for professional services rendered by BBD, LLP ("BBD"), the Trust's independent registered public accounting firm, for the period January 1, 2012 through December 31, 2012.  BBD has been engaged to prepare certain year end tax documents and filings and such fees will be reflected in the filings in 2014 and are not expected to be significant.
PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

(1)	Statement of Net Assets for the year ended December 31, 2013
Statements of Changes in Net Assets for the year ended December 31, 2013
Notes to Financial Statements

(2)	No financial statement schedules of the Trust are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements and schedule of investments.

(3)	The following exhibits are filed herewith or incorporated by reference as set forth below:

31.1	Section 302 Certification of Kevin J. Gadawski, (President of Managing Trustee).
32.1	Section 906 Certification of Kevin J. Gadawski (President of Managing Trustee).

(b)	Exhibits

See (a)(3) above.

(c)	Financial Statement Schedules

See (a)(1) and (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on September 12, 2014.

MACC PEI LIQUIDATING TRUST
By: /s/ Kevin J. Gadawski
Kevin J. Gadawski, President
NL Strategies, Inc., Managing Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.
Signature	Date

/s/ Kevin J. Gadawski	September 12, 2014
Kevin J. Gadawski, President NL Strategies, Inc., Managing Trustee