Form 10-K
period 2014-12-31
MACC PEI LIQUIDATING TRUST
filed 2015-10-30
CIK 923808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Registrant’s telephone number (402) 964-5000

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

As of October 30, 2015 there were 2,464,621 units of beneficial interest of MACC PEI Liquidating Trust.

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

The Board of Directors of the Company (the “Board”) previously approved the Plan of Liquidation and Dissolution on April 13, 2011 (the “Plan”).  As a result of Shareholder approval of the Plan and the proposals at the Special Meeting, the Company executed the MACC PEI Liquidating Trust Agreement as Grantor, with NL Strategies, Inc., a California corporation, as Managing Trustee (the “Managing Trustee”) and The Corporation Trust Company, a Delaware corporation, as Resident Trustee (the “Trust Agreement”).   Under the Trust Agreement the Managing Trustee will distribute the residue of the proceeds of liquidation of MACC's assets to the beneficiaries of the Trust.  The Company and the Trust also executed a Bill of Sale, Assignment, Acceptance and Assumption Agreement (the “Bill of Sale”) conveying all of MACC's assets and certain obligations to the Trust.  In connection with the Trust Agreement and Bill of Sale, the Trust executed a Sixth Amendment to Business Loan Agreement with Cedar Rapids Bank & Trust Company (“CRB&T”) to assume the obligations of the Company’s term note in the approximate principal amount of $1,900,000 (the "Note").  Effective November 7, 2011, the Managing Trustee refinanced the Note with Cedar Rapids Bank & Trust by (“CRB&T”) executing a new promissory note with Farmers & Merchants Savings Bank (“F&M Bank”) providing for a loan to the Trust in the principal amount of $2,100,000.00 (the “Loan”).  The Loan was funded on November 17, 2011.  On January 18, 2012, the Loan, including all principal, accrued interest and fees, totaling $2,118,083 was retired from proceeds generated by the liquidation of investments in portfolio companies.

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

☐	The Trust will file reports with the SEC under Form 8-K respecting any material events impacting the Trust investment portfolio, such as material sales of portfolio securities.

☐	The Trust will file an annual report with the SEC respecting the Trust’s activities, including unaudited financials, with the SEC following the end of each calendar year.

☐	All items filed with the SEC may be found on the SEC’s web site (www.sec.gov) by reviewing filings for MACC PEI Liquidating Trust.

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

As previously disclosed, Trust Units are not transferable or assignable, except that they may be assigned or transferred by will, intestate succession, or operation of law and that the executor or administrator of the estate of a holder of Trust Units may mortgage, pledge, grant a security interest in, hypothecate or otherwise encumber the Trust Units held by the estate of such holder if necessary in order to borrow money to pay estate, succession or inheritance taxes or the expenses of administering the estate of the holder upon written notice to and upon written consent of the trustee of the Liquidating Trust. The Trust Units are not certificated. Trust Units are not listed on any exchange or quoted on any quotation system, and the Liquidating Trust Agreement provides that neither the Managing Trustee nor anyone associated with the Liquidating Trust may take any action to facilitate or encourage any trading in Trust Units.

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

The Managing Trustee is responsible for conserving the Liquidating Trust’s assets, under duties imposed by applicable law.  The Liquidating Trust will terminate upon payment to the holders of Trust Units of all of the Liquidating Trust’s assets and in any event upon the third anniversary of the date assets are first transferred to the Liquidating Trust. The life of the Liquidating Trust may, however, be extended to more than three years if the Managing Trustee of the Liquidating Trust then determines that an extension is reasonably necessary to pay or make provision for then known liabilities, actual or contingent. After reviewing the remaining assets and the time frame necessary to obtain value for certain assets, the Trustee extended the term of the Trust through December 31, 2015.

The Trustee is currently liquidating the remaining assets of the Trust and anticipates making a final distribution prior to December 31, 2015.  The Trustee also anticipates that the Trust’s existence will terminate following the final distribution.  In 2016 Trust beneficiaries will receive the appropriate Internal Revenue Service form to report the unit holder’s pro rata share of each item of income, gain and loss of the Trust for the 2015 calendar year.

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

Beneficiaries

As of December 31, 2014, the Trust had 2,464,621 units held by an unknown number of beneficiaries.

Distributions

During the calendar year 2013, two distributions amounting to $4,707,426 were made to trust beneficiaries.  There were no distributions to trust beneficiaries during the calendar year ended December 31, 2014.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Not applicable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

MACC PEI LIQUIDATING TRUST
STATEMENT OF NET ASSETS
(Liquidation Basis)
(unaudited)

	December 31, 2014	December 31, 2013
ASSETS
Current Assets
Total Cash	$1,526,436	$393,003
Other Current Assets
Escrowed Holdbacks	152,216	340,831
Prepaid Expenses	16,500	16,500
Total Current Assets	1,695,152	750,334

OtherAssets
Total Portfolio Company Debt Securities	-	482,965
Total Equity in Portfolio Companies	287,310	532,888
Total Loans to Portfolio Companies	143,000	75,339
Total Other Assets	430,310	1,091,192

Total Assets	2,125,462	1,841,526

LIABILITIES
Current Liabilities
Accounts Payable	13,500	13,500
Accrued Expenses	-	-
Total Current Liabilities	13,500	13,500

Total Liabilities	13,500	13,500

Net Assets In Liquidation	$2,111,962	$1,828,026

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

MACC PEI LIQUIDATING TRUST
STATEMENTS OF CHANGES IN NET ASSETS
 (Liquidation Basis)
(unaudited)

Twelve Months Ended December 31, 2014

INCOME
Dividends – Portfolio Companies	$39,315
Gain on Sale of Assets	287,700
Interest Income from Portfolio Companies	54,715
Interest on Money Market Accounts	1,425
Total Income	383,155

EXPENSE
Insurance Expense	22,000
Banks Service Charges	76
Postage & Delivery	511

Professional Services
Accounting Services	2,500
Legal Services	26,863
Portfolio Management	17,980
Resident Trustee Services	2,500
Total Professional Services	49,843

Transfer Agent	22,797
Trustee Services	3,990
Total Expense	99,218

Net Income	$283,938

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

MACC PEI LIQUIDATING TRUST

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

(3)	INVESTMENTS

SCHEDULE OF INVESTMENTS (UNAUDITED) DECEMBER 31, 2014

Company	Security	Value
Detroit Tool Metal Products Co.	Sale Escrow Holdbacks	$152,216

SMWC Acquisition Co., Inc.	12% debt security, due October 1, 2014	143,000

Portrait Display Labs, Inc.	637,292 shares Series B Preferred	287,310

Total Investments		$582,526

(4)	MANAGEMENT AGREEMENTS

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

Computershare / BYN Mellon

Computershare (formerly known as BNY Mellon) has been engaged by the Trust to be the custodian of the records.  Their fees include an annual servicing charge, as well as additional fees for distributions and other mailings.  During the twelve month period ended December 31, 2014, the Trust incurred charges amounting to $22,797 for beneficiary services.

(5)	COMMITMENTS AND CONTINGENCIES

None.

(6)	SUBSEQUENT EVENTS

The Trust evaluated all events that have occurred subsequent to December 31, 2014 through the date of the filing of this Annual Report on Form 10-K.  No items were noted requiring disclosure as subsequent events.

(7)	TAX INFORMATION FOR TRUST UNIT HOLDERS

The information below reflects the aggregate and per unit income, deductions and credits reported for the Trust for the tax year ended December 31, 2014.  These items have been reported on the Fiduciary Form 1041 Grantor Letter.

Income	Total	Per Unit
Interest Income	$56,140	$0.022778
Gain On Sale of Investments	287,700	$0.116732
Dividend Income
Ordinary Dividends
Qualifying Dividends	39,315	$0.015952
Deductions
Interest Expense	-	$0.000000
Trustee Services	3,990	$0.001619
Misc Deductions Subject to Floor Limitation
Insurance	22,000	$0.008926
Postage and Delivery	511	$0.000234
Miscellaneous Expenses	22,873	$0.009281
Legal and Professional Fees	49,843	$0.020223

(8)	SUMMARY OF PORTFOLIO CHANGES DURING THE PERIOD

Portfolio Company	12/31/13 Value	Payments	Realized Gain(Loss)	Unrealized Appreciation / (Depreciation)	12/31/14 Value

SMWC Acquisition Corp	$447,694	(304,694)	-		$143,000
Detroit Tool Metal Products Co.	340,831	(188,615)	-		152,216
Portrait Displays, Inc.	305,194	(17,884)			287,310
Superior Holding, Inc.	338,304	(626,004)	287,700		-

Totals	$1,432,023	(1,137,197)	287,700	-	$582,526

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no items to report.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, the President of the Managing Trustee of the Trust (the “Certifying Officer”) conducted evaluations of the Trust’s disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Although the Trust is no longer required to file and submit reports under the Exchange Act, the Certifying Officer has evaluated the Trust’s disclosure controls and procedures and has concluded, that those disclosure controls and procedures were effective as of December 31, 2014.

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

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014.  Based on this assessment, the Trust’s management concluded that, as of December 31, 2014, the Trust’s integrated controls over financial reporting were effective.

This annual report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting due to the established rules of the SEC and Section 989G of the Dodd-Frank Act of 2010.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As of September 29, 2011, we have no directors or executive officers.  Our Managing Trustee, or third parties engaged by the Managing Trustee, manages our day-to-day business affairs and assets.  The following is a biographical description of the President of our Managing Trustee:

Kevin J. Gadawski, age 48, is a former director of MACC.  Mr. Gadawski has been President of NL Strategies, Inc. a financial and strategic consulting firm since 2007. Mr. Gadawski also serves as a Managing Director at Littlebanc Advisors, LLC and President and Chief Executive Officer of PSM Holdings, Inc. Previously, Mr. Gadawski was owner and President of First Check Diagnostics, LLC, a manufacturer of medical devices (2004-2007) and COO and CFO of Worldwide Medical (a medical device company).  Prior to 2001, Mr. Gadawski was CFO at e-net Financial, a company providing mortgage services to both commercial and consumer markets.  Mr. Gadawski is a Certified Public Accountant and a Certified Valuation Analyst and has a Bachelor of Science in Accounting from Northern Kentucky University.

Item 11.	Executive Compensation.

Trustee

Pursuant to the Liquidating Trust Agreement, the Managing Trustee receives $150.00 per hour for services provided to the Trust by Mr. Gadawski.    Additionally, the Trust shall reimburse the Managing Trustee for all expenses reasonably incurred in the performance of its duties for the engagement of accountants, attorneys, appraisers, consultants and other persons retained by the Managing Trustee for the Trust.  For the twelve months ended December 31, 2014, the Managing Trustee billed the Trust $3,900 for services rendered.

Portfolio Management

The Trustee has engaged InvestAmerica to manage the investment portfolio.  InvestAmerica bills the trust hourly at a rate of $150 per hour.  The total amount billed in any month is capped at $3,000 for portfolio management.  For the twelve months ended December 31, 2014, InvestAmerica billed the Trust $17,980 for services rendered.

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

The Trust incurred fees for professional services rendered by BBD, LLP (“BBD”), the Trust’s independent registered public accounting firm, for the period January 1, 2014 through December 31, 2014 to prepare certain year-end tax documents and filings in the amount of $2,500.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

(1)	Statement of Net Assets for the year ended December 31, 2014 Statements of Changes in Net Assets for the year ended December 31, 2014 Notes to Financial Statements

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

See (a)(1) and (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 2015.

MACC PEI LIQUIDATING TRUST

By:	/s/ Kevin J. Gadawski
Kevin J. Gadawski, President
NL Strategies, Inc., Managing Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Date

/s/ Kevin J. Gadawski	October 30, 2015
Kevin J. Gadawski, President NL Strategies, Inc., Managing Trustee